Form 10-Q
period 2004-06-30
FREMONT MICHIGAN INSURACORP INC
filed 2004-09-20
CIK 1271245

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

No. 000-50926

(Commission File Number)

FREMONT MICHIGAN INSURACORP, INC.

(Exact name of Registrant as specified in its charter)

Michigan	42-1609947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

933 E. Main St.	49412
(Address of principal executive offices)	(Zip Code)

(231) 924-0300

(Registrant’s telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of September 20, 2004
COMMON STOCK (No Par Value)	10
(Title of Class)	(Outstanding Shares)

FORWARD-LOOKING STATEMENTS

Fremont Michigan InsuraCorp, Inc. (the “Holding Company”) and Fremont Mutual Insurance Company (the “Insurance Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Holding Company, which are made in good faith by the Holding Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can find many of these statements by looking for words such as “believes,” “intends,” “expects,” “plans,” “anticipates,” “seeks,” “estimates,” “projects,” or similar expressions in this report. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

The forward-looking statements are subject to numerous assumptions, risks and uncertainties. We have identified several important factors that could cause actual results to differ materially from any results discussed, contemplated, projected, forecast, estimated or budgeted in the forward-looking information. These factors, which are listed below, are difficult to predict and many are beyond our control:

•	future economic conditions and the legal and regulatory environment in Michigan;

•	the effects of weather-related and other catastrophic events;

•	financial market conditions, including, but not limited to, changes in interest rates and values of investments;

•	the impact of acts of terrorism and acts of war on investment and reinsurance markets;

•	inflation;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results;

•	the ability to carry out our business plans; and

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and changes that affect the cost of, or demand for, our products.

Because forward-looking information is subject to various risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking information. Therefore, we caution you not to place undue reliance on this forward-looking information, which speaks only as of the date of this filing.

All subsequent written and oral forward-looking information attributable to the Holding Company or the Insurance Company or any person acting on our behalf is expressly qualified in its entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to publicly release any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this filing.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fremont Mutual Insurance Company

Balance Sheets (Unaudited)

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
Assets

Investments:
Available-for-sale:
Fixed maturities, at fair value	$28,111,245	$25,044,458
Equity securities, at fair value	5,208,255	2,759,918

Total investments	33,319,500	27,804,376

Cash and cash equivalents	2,805,058	6,977,804
Premiums due from policyholders, net	6,421,904	6,647,176
Amounts due from reinsurers	12,269,658	16,985,726
Accrued investment income	346,765	298,598
Property and equipment, net of accumulated depreciation	794,861	802,016
Deferred policy acquisition costs	2,056,042	294,530
Deferred equity offering costs	335,818	173,710
Note receivable from related party	138,159	140,000
Other assets	4,613	3,890

	$58,492,378	$60,127,826

Liabilities and Policyholders’ Surplus

Liabilities:
Losses and loss adjustment expenses	$16,435,475	$13,878,063
Unearned premiums	17,667,581	18,541,522
Surplus notes	5,264,333	5,264,333
Premiums ceded payable	5,001,799	8,226,627
Accrued expenses and other liabilities	5,934,474	5,970,102

Total liabilities	50,303,662	51,880,647

Commitments and contingencies

Policyholders’ surplus:
Unassigned surplus	8,260,715	7,701,273
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments	(71,999)	545,906

Total policyholders’ surplus	8,188,716	8,247,179

Total liabilities and policyholders’ surplus	$58,492,378	$60,127,826

The accompanying notes are an integral part of the financial statements.

Fremont Mutual Insurance Company

Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2004 and 2003

	2004	2003
Net premiums written	$16,802,015	$8,061,807

Revenues:
Net premiums earned	11,281,681	8,450,359
Net investment income	410,191	479,600
Net realized (losses) gains on investments	(8,372)	7,739
Other income, net	101,805	111,532

Total revenues	11,785,305	9,049,230

Expenses:
Losses and loss adjustment expenses, net	7,177,050	5,482,376
Policy acquisition and other underwriting expenses	3,644,374	3,065,967
Interest expense	273,212	267,441
Demutualization expenses	41,227	—

Total expenses	11,135,863	8,815,784

Income before federal income tax expense	649,442	233,446
Federal income tax expense	90,000	31,000

Net income	$559,442	$202,446

The accompanying notes are an integral part of the financial statements.

Fremont Mutual Insurance Company

Statements of Operations (Unaudited)

For the Quarter Ended June 30, 2004 and 2003

	2004	2003
Net premiums written	$9,900,488	$4,645,018

Revenues:
Net premiums earned	6,194,533	4,161,669
Net investment income	241,062	228,533
Net realized (losses) gains on investments	(5)	20,315
Other income, net	69,160	57,236

Total revenues	6,504,750	4,467,753

Expenses:
Losses and loss adjustment expenses, net	3,259,773	2,628,246
Policy acquisition and other underwriting expenses	2,078,537	1,562,328
Interest expense	132,693	165,965
Demutualization expenses	22,602	—

Total expenses	5,493,605	4,356,539

Income before federal income tax expense	1,011,145	111,214
Federal income tax expense	90,000	31,000

Net income	$921,145	$80,214

The accompanying notes are an integral part of the financial statements.

Fremont Mutual Insurance Company

Statements of Policyholders’ Surplus (Unaudited)

For the Six Months Ended June 30, 2004

	Unassigned Surplus	Accumulated Other Comprehensive Income (Loss)	Total Policyholders’ Surplus
Balance, December 31, 2003	$7,701,273	$545,906	$8,247,179

Comprehensive income (loss)
Net income	559,442	—	559,442
Net unrealized depreciation on investment securities	—	(617,905)	(617,905)

Total comprehensive loss			(58,463)

Balance, June 30, 2004	$8,260,715	$(71,999)	$8,188,716

The accompanying notes are an integral part of the financial statements.

Fremont Mutual Insurance Company

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$559,442	$202,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,610	78,611
Net realized losses (gains) on investments	8,372	(7,739)
Net amortization of premiums on investments	104,443	45,853
Changes in assets and liabilities:
Premiums due from policyholders	225,272	219,826
Amounts due from reinsurers	4,716,068	(882,318)
Accrued investment income	(48,167)	(162,734)
Deferred policy acquisition costs	(1,761,512)	292,289
Federal income taxes recoverable	—	45,396
Deferred equity offering expenses	(162,108)	—
Other assets	(723)	59,200
Losses and loss adjustment expenses	2,557,412	1,784,315
Unearned premiums	(820,452)	(647,519)
Premiums ceded payable	(3,278,317)	5,124,248
Accrued expenses and other liabilities	(35,628)	(506,559)

Net cash provided by operating activities	2,142,712	5,645,315

Cash flows from investing activities:
Proceeds from sales and maturities of securities	4,899,275	5,484,526
Purchases of securities	(11,145,119)	(13,953,825)
Repayment of note receivable from related party	1,841	—
Issuance of note receivable from related party	—	(50,000)
Purchase of equipment, net	(71,455)	(5)

Net cash used in investing activities	(6,315,458)	(8,519,304)

Cash flows from financing activities:
Repayment of surplus notes	—	(804,000)
Issuance of surplus notes	—	586,702

Net cash used in financing activities	—	(217,298)

Net decrease in cash and cash equivalents	(4,172,746)	(3,091,287)

Cash and cash equivalents, beginning of period	6,977,804	6,210,696

Cash and cash equivalents, end of period	$2,805,058	$3,119,409

Supplemental disclosure of cash flow information:
Federal income taxes received (paid)	$—	$45,396

Surplus note interest paid	$361,147	$398,678

The accompanying notes are an integral part of the financial statements.

Fremont Mutual Insurance Company

Notes to Financial Statements (Unaudited)

1.	Basis of presentation

The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 included in the Company’s registration statement No. 333-1112414 filed with the SEC.

2.	Comprehensive income or loss

The Company’s comprehensive income for the six months ended June 30, 2004 and 2003 is as follows:

	2004	2003
Net income	$559,442	$202,446
Other comprehensive (loss) income:
Unrealized appreciation (depreciation) on investment securities arising during the period	(626,277)	809,581
Deferred income tax (expense) benefit of unrealized appreciation (depreciation) on investment securities arising during the period	212,934	(275,258)
Change in deferred tax valuation allowance	(212,934)	275,258

Unrealized appreciation (depreciation) on investment securities arising during the period, net of deferred income taxes and valuation allowance	(626,277)	809,581
Adjustment for pretax realized losses (gains) on investments included in income	8,372	(7,739)
Deferred income tax (benefit) expense of realized losses (gains) included in income	(2,846)	2,631
Change in deferred tax valuation allowance	2,846	(2,631)

	(617,905)	801,842

Comprehensive (loss) income	$(58,463)	$1,004,288

Fremont Mutual Insurance Company

Notes to Financial Statements (Unaudited)

The Company’s comprehensive income for the quarters ended June 30, 2004 and 2003 is as follows:

	2004	2003
Net income	$921,145	$80,214
Other comprehensive (loss) income:
Unrealized appreciation (depreciation) on investment securities arising during the period	(1,179,194)	746,713
Deferred income tax (expense) benefit of unrealized appreciation (depreciation) on investment securities arising during the period	400,926	(253,882)
Change in deferred tax valuation allowance	(400,926)	253,882

Unrealized appreciation (depreciation) on investment securities arising during the period, net of deferred income taxes and valuation allowance	(1,179,194)	746,713
Adjustment for pretax realized losses (gains) on investments included in income	5	(20,315)
Deferred income tax (benefit) expense of realized losses (gains) included in income	—	6,907
Change in deferred tax valuation allowance	—	(6,907)

	(1,179,189)	726,398

Comprehensive (loss) income	$(258,044)	$806,612

3.	Segment Information

The Company defines its operations as property and casualty insurance operations. The Company writes four major insurance lines exclusively in the State of Michigan: Personal Lines, Commercial Lines, Farm and Marine. All revenues are generated from external customers and the Company does not have a significant reliance on any single major customer.

The Company evaluates product line profitability based on underwriting gain (loss). Certain expenses are allocated based on assumptions and estimates made by management. Underwriting gain (loss) by product line would change if different methods were applied.

The Company does not allocate assets, net investment income, net realized gains (losses) on investments, other income (expense), interest expense or demutualization expenses to its product lines. In addition, the Company does not separately identify depreciation expense related to its home office building by product line and such disclosure would be impracticable.

Fremont Mutual Insurance Company

Notes to Financial Statements (Unaudited)

Segment data for the six months ended June 30 are as follows:

	2004	2003
Revenues:
Net premiums earned:
Personal lines	$6,858,530	$4,951,506
Commercial lines	2,864,415	2,294,115
Farm	1,203,830	953,061
Marine	354,906	251,677

Total net premiums earned	11,281,681	8,450,359

Expenses:
Loss and loss adjustment expenses:
Personal lines	4,550,775	3,080,373
Commercial lines	1,885,140	2,040,773
Farm	641,221	381,977
Marine	99,914	(20,747)

Total loss and loss adjustment expenses	7,177,050	5,482,376

Policy acquisition and other underwriting expenses:
Personal lines	2,215,543	1,796,510
Commercial lines	925,305	832,353
Farm	388,879	345,790
Marine	114,647	91,314

Total policy acquisition and other underwriting expenses	3,644,374	3,065,967

Underwriting gain (loss):
Personal lines	92,212	74,623
Commercial lines	53,970	(579,011)
Farm	173,730	225,294
Marine	140,345	181,110

Total underwriting gain (loss)	460,257	(97,984)

Net investment income	410,191	479,600
Net realized (losses) gains on investments	(8,372)	7,739
Other income (expense)	101,805	111,532
Interest expense	(273,212)	(267,441)
Demutualization expenses	(41,227)	—

Income before federal income taxes	$649,442	$233,446

Fremont Mutual Insurance Company

Notes to Financial Statements (Unaudited)

Segment data for the quarters ended June 30 are as follows:

	2004	2003
Revenues:
Net premiums earned:
Personal lines	$3,804,322	$2,426,025
Commercial lines	1,539,253	1,140,040
Farm	661,841	477,295
Marine	189,117	118,309

Total net premiums earned	6,194,533	4,161,669

Expenses:
Loss and loss adjustment expenses:
Personal lines	2,129,530	1,547,017
Commercial lines	563,754	879,543
Farm	428,587	145,966
Marine	137,902	55,720

Total loss and loss adjustment expenses	3,259,773	2,628,246

Policy acquisition and other underwriting expenses:
Personal lines	1,275,450	911,062
Commercial lines	517,417	427,728
Farm	222,053	178,984
Marine	63,617	44,554

Total policy acquisition and other underwriting expenses	2,078,537	1,562,328

Underwriting gain (loss):
Personal lines	399,342	(32,054)
Commercial lines	458,082	(167,231)
Farm	11,201	152,345
Marine	(12,402)	18,035

Total underwriting gain (loss)	856,223	(28,905)

Net investment income	241,062	228,533
Net realized (losses) gains on investments	(5)	20,315
Other income (expense)	69,160	57,236
Interest expense	(132,693)	(165,965)
Demutualization expenses	(22,602)	—

Income before federal income taxes	$1,011,145	$111,214

Fremont Mutual Insurance Company

Notes to Financial Statements (Unaudited)

4.	Other postretirement plans

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost are as follows:

	Six Months Ended June,
	2004	2003
Components of net periodic benefit cost:
Service cost	$127,812	$97,608
Interest cost	111,469	100,720
Amortization of prior transition obligation	24,346	24,346
Unrecognized net actuarial (gain) loss	25,770	22,562

Net periodic benefit cost	$289,397	$245,236

	Quarters Ended June 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$63,906	$48,804
Interest cost	55,735	50,360
Amortization of prior transition obligation	12,173	12,173
Unrecognized net actuarial (gain) loss	12,885	11,281

Net periodic benefit cost	$144,699	$122,618

The Company has not made and does not expect to make a contribution to its other postretirement plan in 2004.

5.	Reinsurance

Premiums earned are net of amounts ceded of $8,008,959 and $9,045,739 for the six months ended June 30, 2004 and 2003, respectively. Loss and loss adjustment expenses are net of amounts ceded of $5,370,718 and $5,800,834 for the six months ended June 30, 2004 and 2003, respectively.

Premiums earned are net of amounts ceded of $3,516,941 and $4,680,676 for the quarter ended June 30, 2004 and 2003, respectively. Loss and loss adjustment expenses are net of amounts ceded of $1,985,571 and $2,206,310 for the quarter ended June 30, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Conversion and Stock Offering

On August 25, 2003, the Insurance Company’s board of directors unanimously adopted the plan of conversion. Under this plan, the Insurance Company will convert from a mutual to a Michigan stock insurance company. The Insurance Company will change its name to Fremont Insurance Company. All of the Insurance Company’s stock will be issued to the Holding Company, and the Insurance Company will become a wholly owned subsidiary of the Holding Company. The conversion will not be effective until we sell the minimum number of shares of stock required to be sold by the plan. The conversion will be accounted for as a simultaneous conversion, recapitalization and share offering which will not change the historical accounting basis of the Insurance Company’s financial statements.

Our plan of conversion was approved on April 15, 2004, by the Michigan Office of Financial and Insurance Services (“OFIS”). Approval by OFIS does not constitute a recommendation or endorsement of the plan. A Special Meeting of Policyholders was held on August 4, 2004 to vote on the approval of the Plan. The Plan was adopted by more than 93% of votes cast. However, on August 23, 2004, we discovered that approximately 1300 Eligible Policyholders were omitted from the mailing list and did not receive written notice of the Special Meeting. To correct this, the Insurance Company is holding a new Special Meeting of Policyholders on September 28, 2004 so that all Eligible Policyholders will have notice and be able to vote on the adoption of the Plan.

We formed the Holding Company to serve as the holding company for all of the stock of the Insurance Company. Except for $250,000 that will be retained for administrative expenses, the Holding Company will contribute to the Insurance Company all of the net cash proceeds from the sale of stock. The contribution will substantially increase the Insurance Company’s surplus that will, in turn, enhance policyholder protection and increase the amount of funds available to support both current operations and future growth. The holding company structure also provides greater flexibility for diversification of business activities in the future, although no other business activities are currently planned. We believe that this increased capital and operating flexibility will enable us to compete more effectively with other insurance companies. In addition, the conversion will enhance our future access to the capital markets.

The Holding Company filed a Form S-1 Registration Statement for its Common Stock on February 4, 2004. The Securities and Exchange commission declared the registration statement effective on August 6, 2004. The Holding Company commenced the stock offering on August 6, 2004 and expects to complete the offering on or about September 30, 2004 or as soon thereafter as the shares are fully subscribed

After completion of the conversion, the unissued common stock authorized by the articles of incorporation of the Holding Company will permit us to raise additional equity capital through further sales of securities. Presently, we have no plans to make additional offerings of securities after the conversion, other than the proposed issuance of additional shares under our stock-based compensation plan. Following the conversion, we also will be able to use stock-based incentives to attract, motivate and retain highly qualified employees.

General

Fremont Mutual Insurance Company is a Michigan licensed property and casualty insurance carrier operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). The discussion covers the Insurance Company’s financial condition and results of operations for the three months and six months ended June 30, 2004 and 2003. The Insurance Company’s fiscal year ends on December 31.

Critical Accounting Policies

General. We are required to make estimates and assumptions in certain circumstances that affect the amounts reported in our financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market trends, industry trends and other data we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operation will not be adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies and procedures are among the most sensitive to estimates and judgments.

Liabilities for Loss and Loss Adjustment Expenses (LAE). These liabilities are estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to the Insurance Company. The amount of the reserve for reported claims is based primarily on a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each occurrence, and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expense reserves are calculated by using historical and actuarial information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and comparisons of historical reserving results to the ultimate results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Reserves are estimates. We expect that these estimates will be more or less than the amounts ultimately paid when the claim is settled. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the current financial statements.

Loss reserving techniques, which rely on historical information as adjusted to reflect current conditions, have been consistently applied during the periods presented. Changes in the estimate of the liability for losses and LAE reflect actual payments and evaluations of new information and data since the last report. Because of the nature of insurance claims, there are uncertainties inherent in the estimates of the ultimate loss payment. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as uncertainties regarding future loss cost trends. The ultimate liability for unpaid losses and LAE will differ from the amount recorded at the last reported date.

The property and casualty insurance industry generally has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold and other uncertain exposures. However, the Insurance Company has not experienced significant losses from these types of claims.

The following table shows the loss and LAE reserves by major business segment as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
Personal	$7,007	$5,923
Commercial	8,212	6,855
Farm	916	937
Marine	300	163

Total	$16,435	$13,878

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of June 30, 2004 and December 31, 2003, was approximately $772,000 and $794,000, respectively.

The increase in personal lines loss and LAE reserves from December 31, 2003 to June 30, 2004 is due to increased claim severity in the homeowners and private auto product lines coupled with normal volume growth in written exposures. The commercial segment loss and LAE reserves were impacted by fire losses during the six months ended June 30, 2004. As of June 30, 2004, the commercial lines loss and LAE reserves included approximately $665,000 relating to two larger commercial fire losses that occurred during the period.

The total liability for unpaid losses and loss adjustment expenses includes both reported and IBNR reserves. An actuarial point estimate is developed from the use of three actuarial loss development methodologies; they are the paid loss development method, the incurred loss development method and the Bornhuetter-Ferguson expected loss ratio method. Each method calculates a different amount. These three methods use ten years of historical accident year development of recorded reserves. The development over time is used to establish a factor to calculate the point estimate. The key assumptions used in management’s selection of ultimate reserves include actuarial methodologies, a review of current pricing and underwriting initiatives, evaluation of reinsurance coverage and retention levels, and a detailed claim analysis with emphasis on how aggressive claims handling may be impacting the paid and incurred loss data contained in the actuarial methods. The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior years’ reserve estimates are reflected in the results of operations in the year such changes are determined.

Investments. Our investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Insurance Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of shareholders’ equity, net of deferred taxes and the corresponding deferred tax asset valuation allowance.

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments. We review the status and market value changes of our securities portfolio on at least a quarterly basis during the year, and any provisions for other than temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, we consider, in addition to a security’s market price history, the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, analyst expectations, and our intent and ability to retain fixed maturity securities for a period of time sufficient to allow for anticipated recovery in market value, in their totality to reach our conclusions.

Additionally, our impairment evaluation and recognition for interests in mortgage-backed/asset-backed securities is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if the fair value of the security is less than both its book value and the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. As a result of this evaluation process, there were no impairment losses recorded in mortgage-backed/asset-backed securities during the three months and six months ended June 30, 2004 and 2003.

During the three and six month periods ended June 30, 2004 and 2003, there were no securities that the insurance company determined to be other than temporarily impaired.

At June 30, 2004 and December 31, 2003 gross unrealized depreciation on available for sale securities, which were not impaired, was approximately $709,000 and $176,000, respectively. The increase in unrealized depreciation is largely due to a decrease in the market value of fixed maturity holdings resulting from rising market interest rates occurring during the period opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Insurance Company has the intent and ability to hold such investments for a period of time sufficient to allow for recovery in market value.

Policy Acquisition Costs. We defer certain policy acquisition costs, which vary with, and are directly related to, the production of business. In our case, these deferred costs consist primarily of agent commissions incurred net of ceding commissions earned. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium earned, related investment income, loss and loss adjustment expense and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected to be loss and loss adjustment expense, may require accelerated amortization of deferred policy acquisition costs. Deferred policy acquisition costs at June 30, 2004 and December 31, 2003 were approximately $2,056,000 and $295,000, respectively. The increase in deferred policy acquisition costs as of June 30, 2004 is due to the runoff of the quota share reinsurance agreement. Effective January 1, 2004, the Insurance Company is no longer receiving a ceding commission because it is no longer ceding written premiums to the reinsurers under the quota share agreement. Historically, under the quota share agreement when written premiums were ceded to the reinsurer the Insurance Company earned a 36% ceding commission. As noted above, ceding commissions earned were a component of the deferred policy acquisition cost calculation.

Reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. These balances are the amounts we expect to collect from our reinsurers for settled claims and for claims that are in the process of adjustment but have not been completely settled. Premiums paid for reinsurance contracts are recognized over the contract period during which the reinsurance coverage attaches to the underlying policy. Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and LAE are reported separately as assets, instead of being netted with the associated liabilities, because reinsurance does not relieve us of our legal liability to the claimants. Additionally, the same uncertainties associated with estimating unpaid loss and LAE affect the estimates for the ceded portion of these liabilities. We continually monitor the financial condition of our reinsurers.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. At June 30, 2004, the Insurance Company had a recoverable amount of $12,270,000 from reinsurers. This balance was comprised of $1,027,000 for paid losses, $9,256,000 for unpaid losses and $1,987,000 in unearned premium ceded to the reinsurers. At December 31, 2003, the Insurance Company had a recoverable amount of $16,986,000 from reinsurers. This balance was comprised of $863,000 for paid losses, $7,742,000 for unpaid losses and $8,381,000 in unearned premium ceded to the reinsurers.

The effect of reinsurance on premiums written and earned for the three months ended June 30, 2004 and 2003, are as follows:

	Three months ended June 30,
	2004		2003
	(In thousands)
	Written	Earned	Written	Earned
Direct	$10,754	$9,678	$9,682	$8,807
Assumed	35	34	52	36
Ceded	(889)	(3,517)	(5,089)	(4,681)

Net premiums	$9,900	$6,195	$4,645	$4,162

The effect of reinsurance on premiums written and earned for the six months ended June 30, 2004 and 2003, are as follows:

	Six months ended June 30,
	2004		2003
	(In thousands)
	Written	Earned	Written	Earned
Direct	$18,345	$19,209	$16,730	$17,417
Assumed	72	82	86	79
Ceded	(1,615)	(8,009)	(8,754)	(9,046)

Net premiums	$16,802	$11,282	$8,062	$8,450

Losses and loss adjustment expenses reported on the statement of operations are net of ceded amounts of approximately $1,986,000 and $2,206,000 for the three month periods ended June 30, 2004 and 2003, respectively. Losses and loss adjustment expenses reported on the statement of operations are net of ceded amounts of approximately $5,371,000 and $5,801,000 for the six month periods ended June 30, 2004 and 2003, respectively.

The Insurance Company receives a ceding commission in conjunction with its reinsurance activities. These ceding commissions which are a component of deferred policy acquisition costs, were approximately $11,000 and $1,371,000 for the three month periods ended June 30, 2004 and 2003, respectively, and $23,000, and $2,373,000 for the six month periods ended June 30, 2004 and 2003, respectively. The significant decline in ceding commission as of June 30, 2004 is due to the runoff of the quota share agreement. As previously discussed, effective January 1, 2004 the Insurance Company is no longer ceding written premiums to the reinsurer under the quota share agreement and therefore is no longer earning ceding commission.

2003 Multi Line Quota Share Agreement Runoff. During 2003, the Insurance Company ceded 45% of its remaining net premiums and losses, after the effect of ceding premiums and losses under the excess of loss and catastrophe excess of loss reinsurance agreements, on all business except boiler and machinery to the reinsurers under a multi line quota share agreement. The Insurance Company received a 36% commission on the ceded premium written. The agreement was structured on a funds withheld basis and required the Insurance Company to accrue interest at an annual rate of approximately 2.5%. In addition to ceding a significant portion of its risks to the reinsurer, the agreement also allows the Insurance Company to reduce its financial leverage and to realize immediate reimbursement for related upfront acquisition costs, thus adding to its financial capacity.

As part of our strategy to reduce our quota share reinsurance, the Insurance Company placed the multi line quota share agreement into runoff on December 31, 2003. This decision was based on several factors. Historically, the Insurance Company has ceded positive underwriting results to the reinsurers under the quota share agreement. This means that the Insurance Company has ceded more premium revenue than losses and loss adjustment expense to the reinsurers. Furthermore, as a result of more stringent risk transfer requirements with respect to quota share reinsurance coverage it became evident that the cost of purchasing quota share reinsurance coverage for 2004 as well as possibly reducing the quota share percentage was cost prohibitive to the Insurance Company.

In addition, the impetus for originally obtaining quota share reinsurance coverage in 1997 was to improve the ratio of net written premiums to statutory surplus. As a result of ceding written premiums to the reinsurer under quota share reinsurance agreements the Insurance Company has been able to maintain a sufficient ratio of net written premiums to statutory surplus. Furthermore, since 1997 the Insurance Company’s statutory surplus has grown from $9.0 million to $15.7 million as of the end of 2003. Moreover, the Insurance Company continues to limit its exposure by maintaining coverage under other treaty and facultative reinsurance agreements including catastrophe and excess of loss programs.

Despite placing the multi line quota share reinsurance agreement into runoff, reinsurance coverage will continue on those covered policies in force as of December 31, 2003 until the underlying policies expire during 2004. Losses from the policies in force will continue to be ceded to the reinsurer until the underlying policies expire in 2004. As a result, the underlying reinsurance assets and liabilities, under the multi line quota share reinsurance agreement, will runoff and any net funds under the agreement, less a 3.5% risk charge to the reinsurers, would be retained by the Company.

As a result of placing the agreement into runoff the Insurance Company will also increase its exposure and risk with respect to potential losses which may cause our loss reserves to increase. However, the Insurance Company will also increase its net written premiums due to the fact that premiums written in 2004 will no longer be ceded to the reinsurer under a quota share agreement.

At June 30, 2004 and December 31, 2003, there was approximately $1.8 million and $8.3 million, respectively, in ceded unearned premium under the multi line quota share agreement. As of December 31, 2004, the ceded unearned premium balance will be reduced to zero as the covered policies expire during 2004. During 2003, the Insurance Company’s ceded premiums written and ceded premiums earned under the multi line quota share agreement were approximately $13.8 million and $13.2 million, respectively. During 2004, the Insurance Company’s ceded premiums earned as a result of the runoff of the multi line quota share agreement will be $8.3 million. For the three months and six months ended June 30, 2004 the insurance company recorded ceded premiums earned of $2.3 million and $5.8 million, respectively, under the multi line quota share agreement. The effect on net premiums earned for 2004 as compared to 2003 will be an increase of approximately $4.9 million due to the decline in earned premiums ceded to the reinsurer.

The Insurance Company will continue to cede loss and LAE on claims incurred under the policies in force at December 31, 2003, representing the $8.3 million in ceded unearned premium. All new policies written in 2004 and policies renewed in 2004 will no longer be covered by the multi line quota share agreement. As a result, the Insurance Company will retain the loss and LAE that otherwise would have been ceded to the reinsurer under the former agreement.

As noted above, the Insurance Company received a 36% ceding commission on ceded premium written. During 2003, the Insurance Company recorded ceding commission under the multi line quota share agreement of approximately $5.3 million which is deferred and then amortized to expense, over the period in which the related premiums are earned, as a component of deferred policy acquisition costs. The Insurance Company will not record any ceding commission in 2004 due to the fact that no additional premiums written will be ceded to a reinsurer under a multi line quota share agreement.

Income Taxes. Deferred federal income tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets primarily relate to deductible temporary differences for unpaid losses and loss adjustment expenses and unearned premiums, as well as minimum tax credit carry forwards. We review our net deferred federal tax asset on a regular basis for recoverability based on the availability of future taxable income in the years when the deductible temporary differences are expected to reverse. As a result of this review, we have established a 100% valuation allowance at June 30, 2004, which reduces the Insurance Company’s net deferred tax asset to zero.

Results Of Operations – Three Months Ended June 30, 2004 and 2003

Premiums. Direct written premium by major business segment for the three months ended June 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$6,523	$5,610	16.3%
Commercial	2,404	2,463	-2.4%
Farm	1,163	1,063	9.4%
Marine	664	546	21.6%

Total Direct Written Premium	$10,754	$9,682	11.1%

Direct written premiums for the personal segment increased primarily as a result of growth in the number of policies in the homeowners and private passenger auto product lines. The decline in direct written premiums for the commercial segment is attributable to a continued focus on our target market for the commercial segment which has resulted in non-renewal of larger commercial exposures. Written premium has also been affected by rate softening in the commercial market. Direct written premiums for the farm and marine segments grew as a result of increased number of policies and rate increases.

Net written premium by major business segment for the three months ended June 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$6,033	$2,675	125.5%
Commercial	2,198	1,199	83.3%
Farm	1,067	507	110.5%
Marine	602	264	128.0%

Total Net Written Premium	$9,900	$4,645	113.1%

Net written premium increased $5,255,000 or 113.1% for the three months ended June 30, 2004 compared to the same period in 2003. Approximately, $4.151 million of the increase is due to a reduction in written premium ceded under the quota share reinsurance contract which was placed into runoff on January 1, 2004. The remaining increase of approximately $1.104 million is due to increased policies written and rate increases during the period.

Net premium earned by major business segment for the three months ended June 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$3,805	$2,426	56.8%
Commercial	1,539	1,140	35.0%
Farm	662	477	38.7%
Marine	189	119	59.9%

Total Net Premium Earned	$6,195	$4,162	48.8%

Net premium earned increased $2,033,000 or 48.8% for the three months ended June 30, 2004 as compared to the same period in 2003. Net premium earned increased $926,000 as a result of growth in policies in force and $1,107,000 due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract.

Investment Income. Net investment income, excluding net realized gains and losses, increased $12,000, or 5.5%, during the three months ended June 30, 2004 to $241,000 from $229,000 during the same period in 2003. The rate of return on invested assets, including cash and cash equivalents, decreased to 2.7% during the three months ended June 30, 2004 from 3.2% during the same period in 2003. The decline in the rate of return is due to lower yields earned on the portfolio which is reflective of market conditions. Average invested assets during the three months ended June 30, 2004 compared to June 30, 2003 increased $7,363,000 or 26.0%. The growth in invested assets was primarily due to increased net cash flows provided from operating activities during 2003 which was used for acquiring investment securities during 2004.

Other Income. Other income primarily includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items. Other income was approximately $69,000 for the three months ended June 30, 2004 compared to $57,000 for the same period in 2003.

Loss and Loss Adjustment Expenses (LAE). The Insurance Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s for the three months ended June 30 are shown in the tables below:

	2004	2003	$ Change	% Change
	(In thousands)
Personal	$2,129	$1,547	$582	37.6%
Commercial	564	879	(315)	-35.8%
Farm	429	146	283	193.8%
Marine	138	56	82	146.4%

	$3,260	$2,628	$632	24.0%

Personal	56.0%	63.8%
Commercial	36.6%	77.1%
Farm	64.8%	30.6%
Marine	72.9%	47.1%

	52.6%	63.1%

The loss and LAE ratio decreased from 63.1% for the three months ended June 30, 2003 to 52.6% for the same period in 2004. During the three months ended June 30, 2004, the personal, farm and marine segments experienced increased loss severity. However, the increased severity was offset by higher earned premiums retained by the Insurance Company as a result of the quota share contract runoff which reduced the loss and LAE ratio during the period as compared to the prior year. The decrease in the commercial segments loss and LAE ratio is due to a decline in claim severity coupled with higher earned premiums retained by the Insurance Company as a result of the quota share contract runoff. The Insurance Company’s loss adjustment expense ratio decreased to 8.4% for the three months ended June 30, 2004 compared to 11.7% for the same period in 2003. Although loss adjustment expenses increased 7.1% during the three months ended June 30, 2004 compared to the same period in 2003 the decline in the loss adjustment expense ratio is primarily driven by the increased net earned premiums as a result of the quota share contract runoff.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses were approximately $2,079,000 for the three months ended June 30, 2004 compared to $1,562,000 for the same period in 2003, an increase of $517,000 or 33.1%. The increase is driven primarily by higher amortization of policy acquisition costs which is caused by a reduction in the ceding commission income component of deferred policy acquisition costs. Amortization of policy acquisition costs during the three months ended June 30, 2004 and 2003 was $648,000 and $155,000, respectively, an increase of $493,000. The Insurance Company’s expense ratio, defined as policy acquisition and other underwriting expense as a percentage of net earned premiums, was 33.6% for the three months ended June 30, 2004 compared to 37.5% for the same period in 2003. The decline in the expense ratio is due primarily to the increased net earned premiums as a result of the quota share contract runoff as well as continued efforts to limit the growth in other underwriting expenses.

Interest Expense. Interest expense decreased approximately $33,000 during the three months ended June 30, 2004 compared to the same period in 2003. The decrease is due to a decline in the average outstanding balances of surplus notes and the quota share funds withheld account balance during the three months ended June 30, 2004 compared to the same period in 2003. The quota share reinsurance contract was structured on a funds withheld basis and requires the Insurance Company to accrue interest at an annual rate of 2.5%.

Demutualization Expense. Demutualization expenses, which amounted to $23,000 for the three months ended June 30, 2004, include the cost of engaging external accounting, actuarial, legal and other consultants to advise the Company in the demutualization process. As of June 30, 2003 the Insurance Company had not incurred any demutualization expenses. Future demutualization expenses will also include the cost of printing and postage for communications with policyholders.

Results Of Operations – Six Months Ended June 30, 2004 and 2003

Premiums. Direct written premium by major business segment for the six months ended June 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$10,826	$9,390	15.3%
Commercial	4,549	4,687	-2.9%
Farm	2,084	1,938	7.5%
Marine	886	715	23.9%

Total Direct Written Premium	$18,345	$16,730	9.7%

Direct written premiums for the six months ended June 30, 2004 increased $1,615,000 or 9.7%. Direct written premiums for the personal segment increased primarily as a result of growth in the number of policies in the homeowners and private passenger auto product lines and moderate rate increases. The commercial segment’s direct written premium decreased 2.9% due to rate softening which is reflective of current market conditions and the non-renewal of larger commercial exposures that were deemed to be outside of the Insurance Company’s target market. Direct written premiums for the farm and marine segments grew as a result of an increase in the number of policies written and rate increases.

Net written premium by major business segment for the six months ended June 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$9,967	$4,488	122.1%
Commercial	4,144	2,305	79.8%
Farm	1,887	923	104.4%
Marine	804	346	132.4%

Total Net Written Premium	$16,802	$8,062	108.4%

Net written premium for the six months ended June 30, 2004 increased $8,740,000 or 108.4%. Approximately $7,213,000 of the increase is due to a reduction in written premium ceded under the quota share reinsurance contract which was placed into runoff on January 1, 2004. Further contributing to the increase is approximately $1,615,000 from overall premium volume growth offset by a net increase of approximately $88,000 in written premiums ceded under other reinsurance agreements.

Net premium earned by major business segment for the six months ended June 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$6,859	$4,951	38.5%
Commercial	2,864	2,294	24.8%
Farm	1,204	953	26.3%
Marine	355	252	40.9%

Total Net Premium Earned	$11,282	$8,450	33.5%

Net premium earned for the six months ended June 30, 2004 increased $2,832,000 or 33.5%. Approximately $1,073,000 of the increase is due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract. The remaining increase of $1,759,000 is primarily due to overall growth in premium volume.

Investment Income. Net investment income, excluding net realized gains and losses, decreased $70,000, or 14.5%, during the six months ended June 30, 2004 to $410,000 from $480,000 during the same period in 2003. The rate of return on invested assets, including cash and cash equivalents, decreased to 2.3% during the six months ended June 30, 2004 from 3.6% during the same period in 2003. The decline in the rate of return is due to lower yields earned on the portfolio which is reflective of market conditions and an increase in investment expenses of approximately $70,000. The increase in investment expenses is due to fees paid to the investment management consultant who was first engaged in April 2003 and letter of credit fees incurred during the six months ended June 30, 2004 relating to the funds withheld balance under the quota share reinsurance agreement. Average invested assets during the six months ended June 30, 2004 compared to June 30, 2003 increased $9,147,000 or 34.8%. The growth in invested assets was primarily due to increased net cash flows provided from operating activities during 2003 which was used for acquiring investment securities during 2004.

Other Income. Other income primarily includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items. Other income was approximately $102,000 for the six months ended June 30, 2004 compared to $112,000 for the same period in 2003.

Loss and Loss Adjustment Expenses (LAE). The Insurance Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s for the six months ended June 30 are shown in the tables below:

	2004	2003	$ Change	% Change
	(In thousands)
Personal	$4,551	$3,080	$1,471	47.7%
Commercial	1,885	2,041	(156)	-7.6%
Farm	641	382	259	67.8%
Marine	100	(21)	121	576.2%

	$7,177	$5,482	$1,695	30.9%

Personal	66.4%	62.2%
Commercial	65.8%	89.0%
Farm	53.2%	40.1%
Marine	28.2%	-8.3%

	63.6%	64.9%

The loss and LAE ratio decreased from 64.9% for the six months ended June 30, 2003 to 63.6% for the same period in 2004 and is primarily due to the increase in net earned premium as a result of the reduction in earned premium ceded to the quota share reinsurer. The increased loss and LAE ratio in the personal segment is driven by increased severity in the homeowners product line. The decline in the commercial segment’s loss and LAE ratio is due to a decline in claim frequency coupled with increased net earned premium. The farm segment experienced increased claim severity during the period which increased the loss and LAE ratio. The shift in the marine segments loss and LAE ratio is driven primarily by the fact that for the six months ended June 30, 2003 the segment had net recoverable loss and LAE due to salvage and subrogation recoveries. Given that the marine segment is relatively small it is subject to more volatility with respect to its loss and LAE ratios. The Insurance Company’s loss adjustment expense ratio increased to 12.7% for the six months ended June 30, 2004 compared to 11.7% for the same period in 2003. Several factors contributed to the increase. First, as a result of two unfilled in-house adjuster positions the Insurance Company increased its utilization of independent outside adjusters during the six month period ending June 30, 2004 as compared to the same period in 2003. Both positions were filled during the second quarter by hiring two in-house adjusters. Second, the amount of LAE ceded to reinsurers decreased during the six months ended June 30, 2004 as compared to the same period in the prior year. And third, the reserve for unallocated LAE increased during the six months ending June 30, 2004 as compared to the same period in the previous year. The increase in unallocated LAE reserves is a result of increased direct loss reserves during those same periods.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses were approximately $3,644,000 for the six months ended June 30, 2004 compared to $3,066,000 for the same period in 2003, an increase of $578,000 or 18.9%. The increase is driven primarily by higher amortization of policy acquisition costs which is caused by a reduction in the ceding commission income component of deferred policy acquisition costs. Amortization of policy acquisition costs during the six months ended June 30, 2004 and 2003 was $907,000 and $351,000, respectively, an increase of $556,000. The Insurance Company’s expense ratio, defined as policy acquisition and other underwriting expense as a percentage of net earned premiums, was 32.3% for the six months ended June 30, 2004 compared to 36.3% for the same period in 2003. The decline in the expense ratio is due primarily to the increased net earned premiums as a result of the quota share contract runoff as well as continued efforts to limit the growth in other underwriting expenses.

Interest Expense. Interest expense increased approximately $6,000 during the six months ended June 30, 2004 compared to the same period in 2003. The increase is due to higher interest expense related to the quota share funds withheld account offset by a decline in the average outstanding balance of surplus notes during the six months ended June 30, 2004 compared to the same period in 2003. The quota share reinsurance contract was structured on a funds withheld basis and requires the Insurance Company to accrue interest at an annual rate of 2.5%.

Demutualization Expense. Demutualization expenses, which amounted to $41,000 for the six months ended June 30, 2004, include the cost of engaging external accounting, actuarial, legal and other consultants to advise the Company in the demutualization process. As of June 30, 2003 the Insurance Company had not incurred any demutualization expenses. Future demutualization expenses will also include the cost of printing and postage for communications with policyholders.

Federal Income Tax. Federal income tax expense was $90,000 for the first six months of 2004, an effective rate of 13.9%, compared to $31,000, an effective rate of 13.3%, in 2003.

Liquidity and Capital Resources

The principal sources of funds for the Insurance Company are insurance premiums, investment income and proceeds from the maturity and sale of invested assets. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses and surplus note service.

Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate primarily to the payment of losses and loss adjustment expenses. Our short and long term liquidity requirements vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. A portion of our investment portfolio is maintained in relatively short term and highly liquid assets, including mortgage-backed securities, which have shorter estimated durations, to ensure the availability of funds.

Cash flow provided by operations was $2,143,000 and $5,645,000 for the six months ended June 30, 2004 and 2003, respectively, a decrease of $3,502,000. During the six months ended June 30, 2004 as compared to the same period in 2003 net premiums collected increased $5,386,000 due primarily to policy growth and the quota share contract runoff, net loss and LAE paid increased $1,439,000 while policy acquisition and other underwriting expenses paid increased $2,372,000 due to the fact that the Insurance Company did not receive any ceding commission in 2004 as a result of the quota share contract runoff. During the six months ended June 30, 2004, net cash paid under the quota share funds withheld account was $3,148,000 while during the same period in 2003 net cash provided was $1,742,000, a change of $4,890,000. In 2003 the funds withheld account included both ceded written premiums retained by the Insurance Company as well as loss and LAE. Effective January 1, 2004 no new written premiums are ceded under the quota share reinsurance however loss and LAE payments on claims incurred through December 31, 2003 and covered by the quota share reinsurance coverage will continue to be paid out of the funds withheld account until all claims have been settled. Other cash used by operational needs increased $187,000 during the six months ended June 30, 2004 compared to the same period in 2003.

Cash flow used in investing activities decreased $2,204,000 during the six months ended June 30, 2004 compared to 2003 as a result of the decline in cash provided from operations during the same period as compared to the prior year.

Our debt structure consists of Series B Surplus Notes which carry a 7 percent interest rate and mature on September 30, 2007. At June 30, 2004 and December 31, 2003, there were $5,264,333 Series B Surplus Notes outstanding. The Insurance Company anticipates holders will convert approximately $2,429,000 of the Series B Surplus Notes into common stock of the Holding Company as a result of the offering.

We believe that our existing cash, funds generated from operations and the net proceeds from this offering will be sufficient to satisfy our financial requirements during the next 12 months.

We do not intend to pay dividends in the foreseeable future and cannot assure our shareholders that dividends will be paid in the future. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The annual future cash requirements of the Holding Company are not foreseen to be significant. They will include director fees and other administrative expenses related to annual filings such as income tax returns and other compliance type filings. The Holding Company will retain $250,000 of the net proceeds of the offering to cover such future expenses. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and she does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2004, the Insurance Company can pay a non-extraordinary dividend of up to $1,565,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the company continue to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

The fair value and amortized cost of all investments (fixed maturities and equities), which are held as available for sale, were $33,319,000 and $33,391,000, respectively, at June 30, 2004 reflecting a net unrealized loss of $72,000 which is included in shareholders’ equity, net of applicable tax effects and the related deferred tax valuation allowance. As of December 31, 2003, the fair value of the investment portfolio reflected a net unrealized gain of $546,000 which is included in shareholders’ equity, net of applicable tax effects and the related deferred tax valuation allowance. The change from December 31, 2003 to June 30, 2004 from an unrealized gain to an unrealized loss position is largely due to a decrease in the market value of the fixed maturity portfolio resulting from rising market interest rates occurring during the period opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Insurance Company has the intent and ability to hold such investments for a period of time sufficient to allow for recovery in market value.

The following table summarizes securities with unrealized gains and losses at June 30, 2004:

	Fair Value	Unrealized Gains	Unrealized Losses
	(In thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,314	$—	$141
States and political subdivisions	244	—	2
Corporate securities	15,294	48	378
Mortgage-backed securities	8,259	28	113

	28,111	76	634
Equity securities:
Preferred stocks	494	—	5
Common stocks	4,714	561	70

	5,208	561	75

Total	$33,319	$637	$709

At June 30, 2004, corporate securities accounted for 54.4% of our fixed maturity portfolio, mortgage backed securities were 29.4%, U. S. government and government agency bonds were 15.3%, and states and political subdivisions were 0.9%. At June 30, 2004, our equity portfolio had a concentration in the U. S. industrial and miscellaneous sector of 73.9%, 11.3% was in the utilities sector, and 14.8% was in the banks, trusts and insurance sector.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at June 30, 2004 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. We believe it is more likely than not that those securities will appreciate in value. If it is subsequently determined that our assessment of those companies is incorrect and we conclude the decline in value is other than temporary, future earnings will be negatively affected.

The following table summarizes the length of time equity securities with unrealized losses at June 30, 2004, have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 6 Months	6 to 12 Months	Over 12 Months
	(in thousands)
Common stock	$4,714	$70	$59	$11	$—
Preferred sock	494	5	5	—	—

Total	$5,208	$75	$64	$11	$—

At June 30, 2004, the Insurance Company’s fixed maturity portfolio had a fair value and gross unrealized losses of approximately $28,111,000 and $634,000, respectively. There were no fixed maturity securities that were in an unrealized loss position for over 12 months as of June 30, 2004.

Changes in Interest Rates

Fluctuations in near-term interest rates could have an impact on our results of operations and cash flows due to some rate sensitive investments we hold. Certain fixed maturity securities have call features that allow the issuer to pre-pay the obligation. In a declining interest rate environment, these securities may be called by their issuer and can only be replaced with similar securities bearing lower interest rates. In a rising interest rate environment, because of our strategy of holding these securities to maturity, our ability to invest in higher yielding securities would be limited.

Effects of Inflation

The effects of inflation are implicitly considered in estimating our reserves for unpaid losses and loss adjustment expenses and in the premium rate-making process. The actual effects of inflation on our results of operations cannot be accurately known until the ultimate settlement of claims. However, based upon the actual results reported to date, it is our opinion that our loss and LAE reserves, including reserves for losses that have been incurred but not yet reported, make adequate provision for the effects of inflation.

Effect of Conversion on Our Future Financial Condition and Results of Operations

The future financial condition and results of operations of the Insurance Company will be affected by the conversion and related transactions. Upon completion of the conversion, the Insurance Company’s capital will increase by between $6.2 million and $8.4 million, an increase of approximately 75% to 102%, respectively, over the capital of the Insurance Company at December 31, 2003. The increase in capital will be a combined result of the exchange of surplus notes for stock and the net cash proceeds of the offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

General. Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading or speculative purposes.

Interest Rate Risk. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As a result of rising interest rates in the later part of the second quarter the fair value of our fixed maturity portfolio decreased approximately $642,000 from the fair value at December 31, 2003.

Credit Risk. The quality of our fixed maturity portfolio is generally good. At June 30, 2004, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA and an average duration of 5.4 years.

Equity Risk. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks, mutual funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Treasurer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

The Holding Company does not intend to pay dividends in the foreseeable future and cannot assure our shareholders that dividends will be paid in the future. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and she does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2004, the Insurance Company can pay a non-extraordinary dividend of up to $1,565,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the company continue to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document
3.1	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. . (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: September 20, 2004	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: September 20, 2004	By:	/s/ Marvin R. Deur
Marvin R. Deur
Vice President and Treasurer
(principal financial officer)

Date: September 20, 2004	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Document
3.1	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. . (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.