Form 10-Q
period 2004-09-30
FREMONT MICHIGAN INSURACORP INC
filed 2004-11-12
CIK 1271245

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of November 12, 2004
COMMON STOCK (No Par Value)	862,128
(Title of Class)	(Outstanding Shares)

FORWARD-LOOKING STATEMENTS

Fremont Michigan InsuraCorp, Inc. (the “Holding Company”) and Fremont Insurance Company (the “Insurance Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Holding Company, which are made in good faith by the Holding Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can find many of these statements by looking for words such as “believes,” “intends,” “expects,” “plans,” “anticipates,” “seeks,” “estimates,” “projects,” or similar expressions in this report. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fremont Mutual Insurance Company

Balance Sheets (Unaudited)

September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
Assets
Investments:
Available-for-sale:
Fixed maturities, at fair value	$30,241,646	$25,044,458
Equity securities, at fair value	4,924,233	2,759,918

Total investments	35,165,879	27,804,376

Cash and cash equivalents	3,281,351	6,977,804
Premiums due from policyholders, net	6,958,603	6,647,176
Amounts due from reinsurers	11,542,603	16,985,726
Accrued investment income	307,495	298,598
Property and equipment, net of accumulated depreciation	823,416	802,016
Deferred policy acquisition costs	2,712,372	294,530
Deferred equity offering costs	510,727	173,710
Note receivable from related party	137,218	140,000
Other assets	3,037	3,890

	$61,442,701	$60,127,826

Liabilities and Policyholders’ Surplus

Liabilities:
Losses and loss adjustment expenses	$17,422,185	$13,878,063
Unearned premiums	19,426,064	18,541,522
Surplus notes	5,264,333	5,264,333
Reinsurance funds withheld and ceded premiums payable	3,847,535	8,226,627
Accrued expenses and other liabilities	6,678,793	5,970,102

Total liabilities	52,638,910	51,880,647

Commitments and contingencies

Policyholders’ surplus:
Unassigned surplus	8,130,704	7,701,273
Accumulated other comprehensive income:
Net unrealized gains on investments	673,087	545,906

Total policyholders’ surplus	8,803,791	8,247,179

Total liabilities and policyholders’ surplus	$61,442,701	$60,127,826

The accompanying notes are an integral part of the financial statements.

Fremont Mutual Insurance Company

Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2004 and 2003

	2004	2003
Net premiums written	$27,277,813	$13,360,322

Revenues:
Net premiums earned	18,575,987	12,713,688
Net investment income	666,483	619,820
Net realized losses on investments	(104,978)	(208,967)
Other income, net	176,844	187,628

Total revenues	19,314,336	13,312,169

Expenses:
Losses and loss adjustment expenses, net	11,947,954	8,202,856
Policy acquisition and other underwriting expenses	6,320,131	4,692,711
Interest expense	398,631	428,727
Demutualization expenses	143,189	—

Total expenses	18,809,905	13,324,294

Income (loss) before federal income tax expense	504,431	(12,125)

Federal income tax expense	75,000	—

Net income (loss)	$429,431	$(12,125)

The accompanying notes are an integral part of the financial statements.

Fremont Mutual Insurance Company

Statements of Operations (Unaudited)

For the Quarter Ended September 30, 2004 and 2003

	2004	2003
Net premiums written	$10,475,798	$5,298,515

Revenues:
Net premiums earned	7,294,306	4,263,329
Net investment income	256,292	140,220
Net realized losses on investments	(96,606)	(216,706)
Other income, net	75,039	76,096

Total revenues	7,529,031	4,262,939

Expenses:
Losses and loss adjustment expenses, net	4,770,904	2,720,480
Policy acquisition and other underwriting expenses	2,675,757	1,626,744
Interest expense	125,419	161,286
Demutualization expenses	101,962	—

Total expenses	7,674,042	4,508,510

Loss before federal income tax benefit	(145,011)	(245,571)

Federal income tax benefit	(15,000)	(31,000)

Net loss	$(130,011)	$(214,571)

The accompanying notes are an integral part of the financial statements.

Fremont Mutual Insurance Company

Statement of Policyholders’ Surplus (Unaudited)

For the Nine Months Ended September 30, 2004

	Unassigned Surplus	Accumulated Other Comprehensive Income	Total Policyholders’ Surplus
Balance, December 31, 2003	$7,701,273	$545,906	$8,247,179
Comprehensive income
Net income	429,431	—	429,431
Net unrealized appreciation on investment securities	—	127,181	127,181

Total comprehensive income			556,612

Balance, September 30, 2004	$8,130,704	$673,087	$8,803,791

The accompanying notes are an integral part of the financial statements.

Fremont Mutual Insurance Company

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$429,431	$(12,125)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117,915	117,916
Net realized losses on investments	104,978	208,967
Net amortization of premiums on investments	147,493	46,119
Changes in assets and liabilities:
Premiums due from policyholders	(311,427)	(317,691)
Amounts due from reinsurers	5,443,123	(2,389,093)
Accrued investment income	(8,897)	(102,482)
Deferred policy acquisition costs	(2,417,842)	348,481
Federal income taxes recoverable	—	45,396
Deferred equity offering expenses	(337,017)	—
Other assets	853	60,293
Losses and loss adjustment expenses	3,544,122	1,969,039
Unearned premiums	938,031	1,199,632
Reinsurance funds withheld and ceded premiums payable	(4,432,581)	6,629,291
Accrued expenses and other liabilities	708,691	279,744

Net cash provided by operating activities	3,926,873	8,083,487

Cash flows from investing activities:
Proceeds from sales and maturities of securities	8,081,976	13,154,915
Purchases of securities	(15,568,769)	(23,908,091)
Repayment of note receivable from related party	2,782	—
Issuance of note receivable from related party	—	(80,514)
Purchase of equipment, net	(139,315)	(1,292)

Net cash used in investing activities	(7,623,326)	(10,834,982)

Cash flows from financing activities:
Repayment of surplus notes	—	(804,000)
Issuance of surplus notes	—	641,280

Net cash used in financing activities	—	(162,720)

Net decrease in cash and cash equivalents	(3,696,453)	(2,914,215)

Cash and cash equivalents, beginning of period	6,977,804	6,210,696

Cash and cash equivalents, end of period	$3,281,351	$3,296,481

Supplemental disclosure of cash flow information:
Federal income taxes received (paid)	$(15,000)	$30,396

Surplus note interest paid	$361,770	$398,678

The accompanying notes are an integral part of the financial statements.

Fremont Mutual Insurance Company

Notes to Financial Statements (Unaudited)

1.	Basis of presentation

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

2.	Comprehensive income or loss

The Company’s comprehensive income for the nine months ended September 30, 2004 and 2003 is as follows:

	2004	2003
Net income (loss)	$429,431	$(12,125)
Other comprehensive income:
Unrealized appreciation on investment securities arising during the period	22,203	546,455
Deferred income tax expense of unrealized appreciation on investment securities arising during the period	(7,549)	(185,795)
Change in deferred tax valuation allowance	7,549	185,795

Unrealized appreciation on investment securities arising during the period, net of deferred income taxes and valuation allowance	22,203	546,455
Adjustment for pretax realized losses on investments included in net income (loss)	104,978	208,967
Deferred income tax benefit of realized losses included in net income (loss)	(35,692)	(71,049)
Change in deferred tax valuation allowance	35,692	71,049

	127,181	755,422

Comprehensive income	$556,612	$743,297

Fremont Mutual Insurance Company

Notes to Financial Statements (Unaudited)

The Company’s comprehensive income (loss) for the quarters ended September 30, 2004 and 2003 is as follows:

	2004	2003
Net loss	$(130,011)	$(214,571)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) on investment securities arising during the period	648,480	(263,126)
Deferred income tax (expense) benefit of unrealized appreciation (depreciation) on investment securities arising during the period	(220,483)	89,463
Change in deferred tax valuation allowance	220,483	(89,463)

Unrealized appreciation (depreciation) on investment securities arising during the period, net of deferred income taxes and valuation allowance	648,480	(263,126)
Adjustment for pretax realized losses on investments included in net loss	96,606	216,706
Deferred income tax benefit of realized losses included in net loss	(32,846)	(73,680)
Change in deferred tax valuation allowance	32,846	73,680

	745,086	(46,420)

Comprehensive income (loss)	$615,075	$(260,991)

3.	Segment Information

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

Fremont Mutual Insurance Company

Notes to Financial Statements (Unaudited)

Segment data for the nine months ended September 30 are as follows:

	2004	2003
Revenues:
Net premiums earned:
Personal lines	$11,392,617	$7,392,570
Commercial lines	4,584,097	3,493,727
Farm	1,961,732	1,434,146
Marine	637,541	393,245

Total net premiums earned	18,575,987	12,713,688

Expenses:
Loss and loss adjustment expenses:
Personal lines	8,095,380	4,415,037
Commercial lines	2,320,499	2,843,898
Farm	1,034,923	763,088
Marine	497,152	180,833

Total loss and loss adjustment expenses	11,947,954	8,202,856

Policy acquisition and other underwriting expenses:
Personal lines	3,876,124	2,728,649
Commercial lines	1,559,653	1,289,559
Farm	667,443	529,353
Marine	216,911	145,150

Total policy acquisition and other underwriting expenses	6,320,131	4,692,711

Underwriting gain (loss):
Personal lines	(578,887)	248,884
Commercial lines	703,945	(639,730)
Farm	259,366	141,705
Marine	(76,522)	67,262

Total underwriting gain (loss)	307,902	(181,879)

Net investment income	666,483	619,820
Net realized losses on investments	(104,978)	(208,967)
Other income, net	176,844	187,628
Interest expense	(398,631)	(428,727)
Demutualization expenses	(143,189)	—

Income (loss) before federal income taxes	$504,431	$(12,125)

Fremont Mutual Insurance Company

Notes to Financial Statements (Unaudited)

Segment data for the quarters ended September 30 are as follows:

	2004	2003
Revenues:
Net premiums earned:
Personal lines	$4,534,087	$2,441,064
Commercial lines	1,719,682	1,199,612
Farm	757,902	481,085
Marine	282,635	141,568

Total net premiums earned	7,294,306	4,263,329

Expenses:
Loss and loss adjustment expenses:
Personal lines	3,544,605	1,334,664
Commercial lines	435,359	803,125
Farm	393,702	381,111
Marine	397,238	201,580

Total loss and loss adjustment expenses	4,770,904	2,720,480

Policy acquisition and other underwriting expenses:
Personal lines	1,660,581	932,139
Commercial lines	634,348	457,206
Farm	278,564	183,563
Marine	102,264	53,836

Total policy acquisition and other underwriting expenses	2,675,757	1,626,744

Underwriting gain (loss):
Personal lines	(671,099)	174,261
Commercial lines	649,975	(60,719)
Farm	85,636	(83,589)
Marine	(216,867)	(113,848)

Total underwriting loss	(152,355)	(83,895)

Net investment income	256,292	140,220
Net realized losses on investments	(96,606)	(216,706)
Other income, net	75,039	76,096
Interest expense	(125,419)	(161,286)
Demutualization expenses	(101,962)	—

Loss before federal income taxes	$(145,011)	$(245,571)

Fremont Mutual Insurance Company

Notes to Financial Statements (Unaudited)

4.	Other postretirement plans

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost are as follows:

	Nine Months Ended September,
	2004	2003
Components of net periodic benefit cost:
Service cost	$191,718	$146,412
Interest cost	167,204	151,080
Amortization of prior transition obligation	36,519	36,519
Unrecognized net actuarial loss	38,655	33,843

Net periodic benefit cost	$434,096	$367,854

	Quarters Ended September 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$63,906	$48,804
Interest cost	55,735	50,360
Amortization of prior transition obligation	12,173	12,173
Unrecognized net actuarial loss	12,885	11,281

Net periodic benefit cost	$144,699	$122,618

The Company has not made and does not expect to make a contribution to its other postretirement plan in 2004.

5.	Reinsurance

Premiums earned are net of amounts ceded of $10,756,632 and $13,972,808 for the nine months ended September 30, 2004 and 2003, respectively. Loss and loss adjustment expenses are net of amounts ceded of $7,837,563 and $8,428,011 for the nine months ended September 30, 2004 and 2003, respectively.

Premiums earned are net of amounts ceded of $2,747,673 and $4,927,069 for the quarter ended September 30, 2004 and 2003, respectively. Loss and loss adjustment expenses are net of amounts ceded of $2,466,845 and $2,627,177 for the quarter ended September 30, 2004 and 2003, respectively.

6.	Subsequent Event

On October 15, 2004, Fremont Michigan InsuraCorp, Inc. (the “Holding Company”) acquired all of the authorized shares of Fremont Insurance Company (the “Insurance Company”), the company resulting from the conversion of Fremont Mutual Insurance Company from the mutual to stock form of insurer. The conversion will be accounted for as a simultaneous conversion, recapitalization and share offering which will not change the historical accounting basis of the Insurance Company’s financial statements. The Holding Company commenced the stock offering on August 6, 2004 and it was concluded on October 6, 2004. On October 15, 2004 the Holding Company issued and sold 862,118 shares of its Common Stock at $10 per share which raised approximately $7.4 million in net proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Conversion and Stock Offering

On October 15, 2004, Fremont Michigan InsuraCorp, Inc. (the “Company” or the “Holding Company”) acquired all of the authorized shares of Fremont Insurance Company (the “Insurance Company”), the company resulting from the conversion of Fremont Mutual Insurance Company from the mutual to stock form of insurer (the “Conversion”). Prior to the Conversion and since 1876, Fremont Mutual Insurance Company conducted business as a Michigan domiciled mutual property and casualty insurer. The Holding Company was formed on November 18, 2003 for the purpose of acquiring all of the stock of the Insurance Company.

On August 25, 2003, the Insurance Company’s board of directors unanimously adopted the Plan of Conversion. Our Plan of Conversion was approved on April 15, 2004, by the Michigan Office of Financial and Insurance Services (“OFIS”). A Special Meeting of Policyholders was held on August 4, 2004 to vote on the approval of the Plan. The Plan was adopted by more than 93% of votes cast. However, on August 23, 2004, we discovered that approximately 1,300 Eligible Policyholders were omitted from the mailing list and did not receive written notice of the Special Meeting. To correct this, the Insurance Company held a new Special Meeting of Policyholders on September 28, 2004. The Plan of Conversion was approved by more than two-thirds of the votes cast by eligible policyholders at the new Special Meeting of Policyholders held on September 28, 2004.

The Holding Company initially filed a Form S-1 Registration Statement for its Common Stock Offering on February 4, 2004. The Securities and Exchange Commission declared the registration statement effective on August 6, 2004. The Holding Company commenced the stock offering on August 6, 2004 and it was concluded on October 6, 2004. On October 15, 2004 the Holding Company issued and sold 862,118 shares of its Common Stock at $10 per share which raised approximately $7.4 million in net proceeds.

Except for $250,000 that was retained for administrative expenses, the Holding Company, in exchange for all of the stock in the Insurance Company, contributed to the Insurance Company all of the net cash proceeds from the sale of the Holding Company Common Stock. The contribution will substantially increase the Insurance Company’s surplus that will, in turn, enhance policyholder protection and increase the amount of funds available to support both current operations and future growth. The holding company structure also provides greater flexibility for diversification of business activities in the future, although no other business activities are currently planned. We believe that this increased capital and operating flexibility will enable us to compete more effectively with other insurance companies. In addition, the conversion will enhance our future access to the capital markets.

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

General

The Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Insurance Company’s financial condition and results of operations for the three months and nine months ended September 30, 2004 and 2003. The Insurance Company’s fiscal year ends on December 31.

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

The following table shows the loss and LAE reserves by major business segment as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Personal	$8,593	$5,923
Commercial	7,506	6,855
Farm	874	937
Marine	449	163

Total	$17,422	$13,878

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of September 30, 2004 and December 31, 2003, was approximately $547,000 and $794,000, respectively.

The increase in personal lines loss and LAE reserves from December 31, 2003 to September 30, 2004 is due to increased claim severity in the homeowners and private auto product lines coupled with normal volume growth in written exposures. The commercial segment loss and LAE reserves were impacted by fire losses during the nine months ended September 30, 2004. As of September 30, 2004, the commercial lines loss and LAE reserves included approximately $639,000 relating to two larger commercial fire losses that occurred during the period.

The total liability for unpaid losses and loss adjustment expenses includes both reported and IBNR reserves. An actuarial point estimate is developed from the use of three actuarial loss development methodologies; they are the paid loss development method, the incurred loss development method and the Bornhuetter-Ferguson expected loss ratio method. Each method calculates a different amount. These three methods use ten years of historical accident year development of recorded reserves. The development over time is used to establish a factor to calculate the point estimate. The key assumptions used in management’s selection of ultimate reserves include actuarial methodologies, a review of current pricing and underwriting initiatives and a detailed claim analysis with emphasis on how aggressive claims handling may be impacting the paid and incurred loss data contained in the actuarial methods. The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior years’ reserve estimates are reflected in the results of operations in the year such changes are determined.

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

Additionally, our impairment evaluation and recognition for interests in mortgage-backed/asset-backed securities is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on securities must be recognized if the fair value of the security is less than both its book value and the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. As a result of this evaluation process, there were no impairment losses recorded in mortgage-backed/asset-backed securities during the three months and nine months ended September 30, 2004 and 2003.

During the three and nine month periods ended September 30, 2004, there were no securities that the Insurance Company determined to be other than temporarily impaired. During the three and nine month periods ended September 30, 2003, the Insurance Company recorded a pretax charge to earnings, included in net realized gains (losses) on the statement of operations, of approximately $179,000 relating to equity securities that the Insurance Company determined were other than temporarily impaired. At September 30, 2004 and December 31, 2003 gross unrealized depreciation on available for sale securities, which were not impaired, was approximately $283,000 and $176,000, respectively. The unrealized depreciation in values is viewed as being temporary.

Policy Acquisition Costs. We defer certain policy acquisition costs, which vary with, and are directly related to, the production of business. In our case, these deferred costs consist primarily of agent commissions incurred net of ceding commissions earned. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium earned, related investment income, loss and loss adjustment expense and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected to be loss and loss adjustment expense, may require accelerated amortization of deferred policy acquisition costs. Deferred policy acquisition costs at September 30, 2004 and December 31, 2003 were approximately $2,712,000 and $295,000, respectively. The increase in deferred policy acquisition costs as of September 30, 2004 is due to the runoff of the quota share reinsurance agreement. Effective January 1, 2004, the Insurance Company is no longer receiving a ceding commission because it is no longer ceding written premiums to the reinsurers under the quota share agreement. Historically, under the quota share agreement when written premiums were ceded to the reinsurer the Insurance Company earned a 36% ceding commission. As noted above, ceding commissions earned were a component of the deferred policy acquisition cost calculation.

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

At September 30, 2004, the Insurance Company had a recoverable amount of $11,543,000 from reinsurers. This balance was comprised of $1,838,000 for paid losses, $9,141,000 for unpaid losses and $564,000 in unearned premium ceded to the reinsurers. At December 31, 2003, the Insurance Company had a recoverable amount of $16,986,000 from reinsurers. This balance was comprised of $863,000 for paid losses, $7,742,000 for unpaid losses and $8,381,000 in unearned premium ceded to the reinsurers.

The effect of reinsurance on premiums written and earned for the three months ended September 30, 2004 and 2003, are as follows:

	Three months ended September 30,
	2004		2003
	(In thousands)
	Written	Earned	Written	Earned
Direct	$11,757	$10,004	$11,055	$9,167
Assumed	43	38	27	23
Ceded	(1,324)	(2,748)	(5,783)	(4,927)

Net premiums	$10,476	$7,294	$5,299	$4,263

The effect of reinsurance on premiums written and earned for the nine months ended September 30, 2004 and 2003, are as follows:

	Nine months ended September 30,
	2004		2003
	(In thousands)
	Written	Earned	Written	Earned
Direct	$30,102	$29,212	$27,784	$26,585
Assumed	115	120	113	101
Ceded	(2,939)	(10,756)	(14,537)	(13,972)

Net premiums	$27,278	$18,576	$13,360	$12,714

Loss and loss adjustment expenses reported on the statement of operations are net of ceded amounts of approximately $2,467,000 and $2,627,000 for the three month periods ended September 30, 2004 and 2003, respectively. Loss and loss adjustment expenses reported on the statement of operations are net of ceded amounts of approximately $7,838,000 and $8,428,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

The Insurance Company receives a ceding commission in conjunction with its reinsurance activities. These ceding commissions which are a component of deferred policy acquisition costs, were approximately $19,000 and $1,571,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $42,000, and $3,944,000 for the nine month periods ended September 30, 2004 and 2003, respectively. The significant decline in ceding commission as of September 30, 2004 is due to the runoff of the quota share agreement. As previously discussed, effective January 1, 2004 the Insurance Company is no longer ceding written premiums to the reinsurer under the quota share agreement and therefore is no longer earning ceding commission.

2003 Multi Line Quota Share Agreement Runoff. During 2003, the Insurance Company ceded 45% of its remaining net premiums and losses, after the effect of ceding premiums and losses under the excess of loss and catastrophe excess of loss reinsurance agreements, on all business except boiler and machinery to the reinsurers under a multi line quota share agreement. The Insurance Company received a 36% commission on the ceded premium written. The agreement was structured on a funds withheld basis and required the Insurance Company to accrue interest at an annual rate of approximately 2.5%. The agreement provides that a profit commission will be retained by the Insurance Company upon commutation equal to the positive balance in the funds withheld account. In addition to ceding a significant portion of its risks to the reinsurer, the agreement also allows the Insurance Company to reduce its financial leverage and to realize immediate reimbursement for related upfront acquisition costs, thus adding to its financial capacity.

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

Despite placing the multi line quota share reinsurance agreement into runoff, reinsurance coverage will continue on those covered policies in force as of December 31, 2003 until the underlying policies expire during 2004. Losses from the policies in force will continue to be ceded to the reinsurer until the underlying policies expire in 2004. As a result, the underlying reinsurance assets and liabilities, under the multi line quota share reinsurance agreement, will runoff and any net funds in the funds withheld account would be retained by the Company.

As a result of placing the agreement into runoff the Insurance Company will also increase its exposure and risk with respect to potential losses which may cause our loss reserves to increase. However, the Insurance Company will also increase its net written premiums due to the fact that premiums written in 2004 will no longer be ceded to the reinsurer under a quota share agreement.

At September 30, 2004, there was approximately $374,000 in ceded unearned premium under the multi line quota share agreement. As of December 31, 2004, the ceded unearned premium balance will be reduced to zero as the covered policies expire during 2004. During 2003, the Insurance Company’s ceded premiums written and ceded premiums earned under the multi line quota share agreement were approximately $13.8 million and $13.2 million, respectively. For the three months and nine months ended September 30, 2004 the insurance company recorded ceded premiums earned of $1.0 million and $6.8 million, respectively, under the multi line quota share agreement. The Company has accrued a profit commission based upon the experience of the underlying business ceded to this reinsurance agreement, in the amounts of $370,000 and $945,000 for the three and nine months ended September 30, 2004, respectively. The profit commission reduces ceded written and earned premiums.

The Insurance Company will continue to cede loss and LAE on claims incurred under the policies in force at December 31, 2003. All new policies written in 2004 and policies renewed in 2004 will no longer be covered by the multi line quota share agreement. As a result, the Insurance Company will retain the loss and LAE that otherwise would have been ceded to the reinsurer under the former agreement.

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

Income Taxes. Deferred federal income tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets primarily relate to deductible temporary differences for unpaid losses and loss adjustment expenses and unearned premiums, as well as minimum tax credit carry forwards. We review our net deferred federal tax asset on a regular basis for recoverability based on the availability of future taxable income in the years when the deductible temporary differences are expected to reverse. As a result of this review, we have established a 100% valuation allowance at September 30, 2004, which reduces the Insurance Company’s net deferred tax asset to zero.

Results Of Operations – Three Months Ended September 30, 2004 and 2003

Premiums. Direct written premium by major business segment for the three months ended September 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$7,727	$6,880	12.3%
Commercial	2,254	2,575	-12.5%
Farm	1,313	1,205	9.0%
Marine	463	395	17.2%

Total Direct Written Premium	$11,757	$11,055	6.4%

Direct written premiums for the personal segment increased primarily as a result of growth in the number of policies in the homeowners and private passenger auto product lines. The commercial segment’s direct written premium decreased 12.5% due to rate softening which is reflective of current market conditions and the non-renewal of larger commercial exposures that were deemed to be outside of the Insurance Company’s target market. Written premium has also been affected by rate softening in the commercial market. Direct written premiums for the farm and marine segments grew as a result of increased number of policies and rate increases.

Net written premium by major business segment for the three months ended September 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$6,902	$3,281	110.4%
Commercial	1,994	1,250	59.5%
Farm	1,165	576	102.3%
Marine	415	192	116.1%

Total Net Written Premium	$10,476	$5,299	97.7%

Net written premium increased $5,177,000 or 97.7% for the three months ended September 30, 2004 compared to the same period in 2003. Approximately, $4,724,000 of the increase is due to a reduction in written premium ceded under the quota share reinsurance contract which was placed into runoff on January 1, 2004. The remaining increase of $453,000 includes an increase of $702,000 due to increased policies written and rate increases during the period offset by an increase of $249,000 in ceded written premium under the Insurance Company’s catastrophe and excess of loss reinsurance agreements.

Net premium earned by major business segment for the three months ended September 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$4,534	$2,441	85.7%
Commercial	1,719	1,200	43.3%
Farm	758	481	57.6%
Marine	283	141	100.7%

Total Net Premium Earned	$7,294	$4,263	71.1%

Net premium earned increased $3,031,000 or 71.1% for the three months ended September 30, 2004 as compared to the same period in 2003. Net premium earned increased $836,000 as a result of growth in policies and rates and $2,449,000 due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract. The increase was offset by an increase of $254,000 in ceded premium earned under the Insurance Company’s catastrophe and excess of loss reinsurance agreements.

Investment Income. Net investment income, excluding net realized gains and losses, increased $116,000, or 82.8%, during the three months ended September 30, 2004 to $256,000 from $140,000 during the same period in 2003. The rate of return on invested assets, including cash and cash equivalents, increased to 2.7% during the three months ended September 30, 2004 from 1.8% during the same period in 2003. The increase in the rate of return is due to lower investment expenses incurred during the three months ended September 30, 2004 compared to the same period in 2003. Average invested assets during the three months ended September 30, 2004 compared to September 30, 2003 increased $6,809,000 or 22.3%. The growth in invested assets was primarily due to increased net cash flows provided from operating activities during 2003 which was used for acquiring investment securities during 2004.

Other Income. Other income primarily includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items. Other income was approximately $75,000 for the three months ended September 30, 2004 compared to $76,000 for the same period in 2003.

Loss and Loss Adjustment Expenses (LAE). The Insurance Company’s net loss and LAE by major business segment as well as the loss and LAE ratios for the three months ended September 30 are shown in the tables below:

	2004	2003	$ Change	% Change
	(In thousands)
Personal	$3,545	$1,335	$2,210	165.5%
Commercial	435	803	(368)	-45.8%
Farm	394	381	13	3.4%
Marine	397	201	196	97.5%

	$4,771	$2,720	$2,051	75.4%

Personal	78.2%	54.7%
Commercial	25.3%	66.9%
Farm	51.9%	79.2%
Marine	140.5%	142.4%

	65.4%	63.8%

The loss and LAE ratio increased from 63.8% for the three months ended September 30, 2003 to 65.4% for the same period in 2004. During the three months ended September 30, 2004, the personal segment was negatively impacted by weather related losses as well as increased severity in the homeowner and personal auto product lines. However, the increased severity was offset by higher earned premiums retained by the Insurance Company as a result of the quota share contract runoff which reduced the loss and LAE ratio during the period as compared to the prior year. During July 2004 severe thunderstorms which included hail and high winds passed through the northeast section of Michigan resulting in net incurred loss and LAE of approximately $1.0 million which added approximately 22.1 percentage points to the loss and LAE ratio for the three months ended September 30, 2004 as compared to the same period in 2003. The remaining increase in the personal segment loss and LAE ratio over the prior year period is due to increased severity in the homeowner line as a result of higher fire losses and higher personal auto losses.

The decrease in the commercial segment’s loss and LAE ratio is due to a decline in claim severity and frequency coupled with higher earned premiums retained by the Insurance Company as a result of the quota share contract runoff. The farm segment’s loss and LAE ratio improved as compared to the prior year period as a result of decreased claim severity. The marine segment’s high loss and LAE ratio is typical for the three month period ended September 30 as this is the prime boating season in the state of Michigan.

The Insurance Company’s loss adjustment expense ratio decreased to 7.9% for the three months ended September 30, 2004 compared to 13.9% for the same period in 2003. Although loss adjustment expenses decreased 2.4% during the three months ended September 30, 2004 compared to the same period in 2003 the decline in the loss adjustment expense ratio is primarily driven by the increased net earned premiums as a result of the quota share contract runoff.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses were approximately $2,676,000 for the three months ended September 30, 2004 compared to $1,627,000 for the same period in 2003, an increase of $1,049,000 or 64.5%. The increase is driven primarily by higher amortization of policy acquisition costs which is caused by a reduction in the ceding commission income component of deferred policy acquisition costs. Amortization of policy acquisition costs during the three months ended September 30, 2004 and 2003 was $1,036,000 and $87,000, respectively, an increase of $949,000. The Insurance Company’s expense ratio, defined as policy acquisition and other underwriting expense as a percentage of net earned premiums, was 36.7% for the three months ended September 30, 2004 compared to 38.2% for the same period in 2003. The decline in the expense ratio is due primarily to the increased net earned premiums as a result of the quota share contract runoff as well as continued efforts to limit the growth in other underwriting expenses.

Interest Expense. Interest expense decreased approximately $36,000 during the three months ended September 30, 2004 compared to the same period in 2003. The decrease is due primarily to lower interest expense during the three months ended

September 30, 2004 compared to the same period in 2003 related to the quota share funds withheld account balance as a result of the runoff and related decline in the funds withheld account balance. The quota share reinsurance contract was structured on a funds withheld basis and requires the Insurance Company to accrue interest at an annual rate of 2.5%.

Demutualization Expense. Demutualization expenses, which amounted to $102,000 for the three months ended September 30, 2004, include the cost of engaging external accounting, actuarial, legal and other consultants to advise the Company in the demutualization process. As of September 30, 2003 the Insurance Company had not incurred any demutualization expenses.

Results Of Operations – Nine Months Ended September 30, 2004 and 2003

Premiums. Direct written premium by major business segment for the nine months ended September 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$18,554	$16,270	14.0%
Commercial	6,802	7,262	-6.3%
Farm	3,397	3,142	8.1%
Marine	1,349	1,111	21.4%

Total Direct Written Premium	$30,102	$27,785	8.3%

Direct written premiums for the nine months ended September 30, 2004 increased $2,317,000 or 8.3%. Direct written premiums for the personal segment increased primarily as a result of growth in the number of policies in the homeowners and private passenger auto product lines and moderate rate increases. The commercial segment’s direct written premium decreased 6.3% due to rate softening which is reflective of current market conditions and the non-renewal of larger commercial exposures that were deemed to be outside of the Insurance Company’s target market. Direct written premiums for the farm and marine segments grew as a result of an increase in the number of policies written and rate increases.

Net written premium by major business segment for the nine months ended September 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$16,869	$7,768	117.2%
Commercial	6,138	3,556	72.6%
Farm	3,052	1,499	103.6%
Marine	1,219	537	127.0%

Total Net Written Premium	$27,278	$13,360	104.2%

Net written premium for the nine months ended September 30, 2004 increased $13,918,000 or 104.2%. Approximately $11,937,000 of the increase is due to a reduction in written premium ceded under the quota share reinsurance contract which was placed into runoff on January 1, 2004. Further contributing to the increase is approximately $2,317,000 from overall premium volume growth offset by a net increase of approximately $336,000 in written premiums ceded under other reinsurance agreements.

Net premium earned by major business segment for the nine months ended September 30 was as follows:

	2004	2003	% Change
	(In thousands)
Personal	$11,393	$7,393	54.1%
Commercial	4,584	3,494	31.2%
Farm	1,962	1,434	36.8%
Marine	637	393	62.1%

Total Net Premium Earned	$18,576	$12,714	46.1%

Net premium earned for the nine months ended September 30, 2004 increased $5,862,000 or 46.1%. Approximately $3,522,000 of the increase is due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract. Further contributing to the increase is approximately $2,627,000 from overall premium volume growth offset by a net increase of approximately $287,000 in earned premiums ceded under other reinsurance agreements.

Investment Income. Net investment income, excluding net realized gains and losses, increased $46,000, or 7.5%, during the nine months ended September 30, 2004 to $666,000 from $620,000 during the same period in 2003. The rate of return on invested assets, including cash and cash equivalents, decreased to 2.4% during the nine months ended September 30, 2004 from 3.0% during the same period in 2003. The decline in the rate of return is due to lower yields earned on the portfolio which is reflective of market conditions and an increase in investment expenses of approximately $37,000. The increase in investment expenses is due to fees paid to the investment management consultant who was first engaged in April 2003 and letter of credit fees incurred during the nine months ended September 30, 2004 relating to the funds withheld balance under the quota share reinsurance agreement. Average invested assets during the nine months ended September 30, 2004 compared to September 30, 2003 increased $9,210,000 or 33.6%. The growth in invested assets was primarily due to increased net cash flows provided from operating activities during 2003 which was used for acquiring investment securities during 2004.

Other Income. Other income primarily includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items. Other income was approximately $177,000 for the nine months ended September 30, 2004 compared to $188,000 for the same period in 2003.

Loss and Loss Adjustment Expenses (LAE). The Insurance Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s for the nine months ended September 30 are shown in the tables below:

	2004	2003	$ Change	% Change
	(In thousands)
Personal	$8,095	$4,415	$3,680	83.4%
Commercial	2,321	2,844	(523)	-18.4%
Farm	1,035	763	272	35.6%
Marine	497	181	316	174.6%

	$11,948	$8,203	$3,745	45.7%

Personal	71.1%	59.7%
Commercial	50.6%	81.4%
Farm	52.8%	53.2%
Marine	78.0%	46.0%

	64.3%	64.5%

The loss and LAE ratio decreased from 64.5% for the nine months ended September 30, 2003 to 64.3% for the same period in 2004. During the nine months ended September 30, 2004, the personal segment was negatively impacted by weather related losses as well as increased severity in the homeowner and personal auto product lines. During July 2004 severe thunderstorms which included hail and high winds passed through the northeast section of Michigan resulting in net incurred loss and LAE of approximately $1.0 million which added approximately 8.8 percentage points to the loss and LAE ratio for the nine months ended September 30, 2004 as compared to the same period in 2003. Also contributing to the increase in the personal segment’s loss and LAE ratio over the prior year period is increased severity in the homeowner line as a result of higher fire losses and higher personal auto losses. The increased severity was tempered by higher earned premiums retained by the Insurance Company as a result of the quota share contract runoff. The decline in the commercial segment’s loss and LAE ratio is due to a decline in claim frequency offset by increased severity coupled with increased net earned premium. The commercial segment’s loss and LAE ratio was higher during the nine months ended September 30, 2003 as a result of increased claim severity specifically in the commercial multiple peril product line. The increase in claim severity was partly attributable to the fact that the commercial multiple peril line includes larger liability exposures which have increased the dollar amount of individual claims not experienced by the Company in the past. Despite an increase in net incurred loss and LAE, the farm segment’s loss and LAE ratio decreased to 52.8% for the nine months ended September 30, 2004 from 53.2% during the same period in 2003 driven by increased net premium earned. The increase in the marine segments loss and LAE ratio is driven primarily by the fact that for the nine months ended September 30, 2003 the segment had an increase in net recoverable loss and LAE due to salvage and subrogation recoveries. Given that the marine segment is relatively small it is subject to more volatility with respect to its loss and LAE ratios.

The Insurance Company’s loss adjustment expense ratio decreased to 10.9% for the nine months ended September 30, 2004 compared to 12.4% for the same period in 2003. Several factors contributed to the decrease. First, as a result of two unfilled in-house adjuster positions the Insurance Company increased its utilization of independent outside adjusters during the nine month period ending September 30, 2004 as compared to the same period in 2003. Both positions were filled during the second quarter by hiring two in-house adjusters. Second, the amount of LAE ceded to reinsurers decreased during the nine months ended September 30, 2004 as compared to the same period in the prior year. And third, the reserve for unallocated LAE increased during the nine months ending September 30, 2004 as compared to the same period in the previous year. The increase in unallocated LAE reserves is a result of increased direct loss reserves during those same periods.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses were approximately $6,320,000 for the nine months ended September 30, 2004 compared to $4,693,000 for the same period in 2003, an increase of $1,627,000 or 34.7%. The increase is driven primarily by higher amortization of policy acquisition costs which is caused by a reduction in the ceding commission income component of deferred policy acquisition costs. Amortization of policy acquisition costs during the nine months ended September 30, 2004 and 2003 was $1,943,000 and $438,000, respectively, an increase of $1,505,000. The Insurance Company’s expense ratio, defined as policy acquisition and other underwriting expense as a percentage of net earned premiums, was 34.0% for the nine months ended September 30, 2004 compared to 36.9% for the same period in 2003. The decline in the expense ratio is due primarily to the increased net earned premiums as a result of the quota share contract runoff as well as continued efforts to limit the growth in other underwriting expenses.

Interest Expense. Interest expense decreased approximately $30,000 during the nine months ended September 30, 2004 compared to the same period in 2003. The decrease is due to lower interest expense related to the quota share funds withheld account coupled with a decline in the average outstanding balance of surplus notes during the nine months ended September 30, 2004 compared to the same period in 2003. The quota share reinsurance contract was structured on a funds withheld basis and requires the Insurance Company to accrue interest at an annual rate of 2.5%.

Demutualization Expense. Demutualization expenses, which amounted to $143,000 for the nine months ended September 30, 2004, include the cost of engaging external accounting, actuarial, legal and other consultants to advise the Company in the demutualization process as well as the cost of printing and postage for communications with policyholders. As of September 30, 2003 the Insurance Company had not incurred any demutualization expenses.

Federal Income Tax. Federal income tax expense was $75,000 for the first nine months of 2004, an effective rate of 14.9%.

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

Cash flow provided by operations was $3,927,000 and $8,083,000 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $4,156,000. During the nine months ended September 30, 2004 as compared to the same period in 2003 net premiums collected increased $10,520,000 due primarily to policy growth and the quota share contract runoff, net loss and LAE paid increased $2,726,000 while policy acquisition and other underwriting expenses paid increased $3,982,000 due to the fact that the Insurance Company did not receive any ceding commission in 2004 as a result of the quota share contract runoff. During the nine months ended September 30, 2004, net cash used under the quota share funds withheld account was $4,733,000 while during the same period in 2003 net cash provided was $2,923,000, a change of $7,656,000. In 2003 the funds withheld account included both ceded written premiums retained by the Insurance Company as well as loss and LAE. Effective January 1, 2004 no new written premiums are ceded under the quota share reinsurance however loss and LAE payments on policies in force at December 31, 2003 and covered by the quota share reinsurance coverage will continue to be paid out of the funds withheld account until all claims have been settled. Other cash used by operational needs increased $312,000 during the nine months ended September 30, 2004 compared to the same period in 2003.

Cash flow used in investing activities decreased $3,212,000 during the nine months ended September 30, 2004 compared to 2003 driven by the decline in cash provided from operations during the same period as compared to the prior year.

Our debt structure consists of Series B Surplus Notes which carry a 7 percent interest rate and mature on September 30, 2007. At September 30, 2004 and December 31, 2003, there were $5,264,333 Series B Surplus Notes outstanding. In conjunction with the stock offering which was completed on October 15, 2004, the Insurance Company’s surplus note holders exchanged approximately $2,374,000 of the Series B Surplus Notes plus approximately $124,000 of accrued interest into Common Stock of the Holding Company. As a result of the offering, the amount of the Series B Surplus Notes outstanding was reduced to $2,890,333 at October 15, 2004.

We believe that our existing cash, funds generated from operations and the net proceeds from the Common Stock Offering will be sufficient to satisfy our financial requirements during the next 12 months.

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

The fair value and amortized cost of all investments (fixed maturities and equities), which are held as available for sale, were $35,166,000 and $34,493,000, respectively, at September 30, 2004 reflecting a net unrealized gain of $673,000 which is included in shareholders’ equity, net of applicable tax effects and the related deferred tax valuation allowance. As of December 31, 2003, the fair value of the investment portfolio reflected a net unrealized gain of $546,000 which is included in shareholders’ equity, net of applicable tax effects and the related deferred tax valuation allowance. The increase of $127,000 from December 31, 2003 to September 30, 2004 in the unrealized gain is largely due to the increase in the market value of corporate fixed maturity securities.

The following table summarizes securities with unrealized gains and losses at September 30, 2004:

	Fair Value	Unrealized Gains	Unrealized Losses
	(In thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,398	$16	$62
States and political subdivisions	244	—	1
Corporate securities	16,279	301	82
Mortgage-backed securities	9,321	62	40

	30,242	379	185
Equity securities:
Preferred stocks	513	14	—
Common stocks	4,411	564	98

	4,924	578	98

Total	$35,166	$957	$283

At September 30, 2004, corporate securities accounted for 54% of our fixed maturity portfolio, mortgage backed securities were 31%, U. S. government and government agency bonds were 14%, and states and political subdivisions were 1%. At September 30, 2004, our equity portfolio had a concentration in the U. S. industrial and miscellaneous sector of 52%, 21% was in the energy sector, and 27% was in the banks, trusts and insurance sector.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at September 30, 2004 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. We believe it is more likely than not that those securities will appreciate in value. If it is subsequently determined that our assessment of those companies is incorrect and we conclude the decline in value is other than temporary, future earnings will be negatively affected.

The following table summarizes the length of time securities with unrealized losses at September 30, 2004, have been in an unrealized loss position:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	12 Months or Longer
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,428	$62	$32	$30
States and political subdivisions	244	1	1	—
Corporate securities	6,503	82	65	17
Mortgage-backed securities	4,264	40	18	22

	14,439	185	116	69
Equity securities:
Common stock	1,435	98	98	—
Preferred sock	—	—	—	—

	1,435	98	98	—

Total	$15,874	$283	$214	$69

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

Effect of Conversion on Our Future Financial Condition and Results of Operations

The future financial condition and results of operations of the Insurance Company will be affected by the Conversion and related transactions. The Holding Company’s stock offering was concluded on October 6, 2004. On October 15, 2004 the Holding Company sold 862,118 shares of its Common Stock at $10 per share which raised approximately $7.4 million in net proceeds. As a result of the offering the Insurance Company’s capital increased approximately $7.1million, an increase of approximately 88%, over the capital of the Insurance Company at December 31, 2003. The increase in capital is a combined result of the exchange of surplus notes for stock and the net cash proceeds of the offering.

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

Interest Rate Risk. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet.

Credit Risk. The quality of our fixed maturity portfolio is generally good. At September 30, 2004, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA and an average duration of 5.4 years.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

FREMONT MICHIGAN INSURACORP, INC.

Date: November 12, 2004	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Marvin R. Deur
Marvin R. Deur
Vice President and Treasurer
(principal financial officer)

Date: November 12, 2004	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Document
3.1	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.