Form 10-K
period 2004-12-31
FREMONT MICHIGAN INSURACORP INC
filed 2005-03-30
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission file number: 000-50926

FREMONT MICHIGAN INSURACORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	42-1609947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

933 E. Main St., Fremont, Michigan	49412
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (231) 924-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock, no par value,

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant’s most recently completed second fiscal quarter was: (Fremont Michigan InsuraCorp, Inc. was not publicly traded at the measurement date.)

The number of shares outstanding of the registrant’s common stock, no par value, was 862,128 shares outstanding as of March 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of the Registrant’s Annual Meeting of Shareholders to be held May 12, 2005 are incorporated by reference in Part II and III of this report.

FORWARD-LOOKING STATEMENTS

Fremont Michigan InsuraCorp, Inc. (the “Holding Company”) and Fremont Insurance Company (the “Insurance Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits), in its reports to shareholders and in other communications by the Holding Company, which are made in good faith by the Holding Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can find many of these statements by looking for words such as “believes,” “intends,” “expects,” “plans,” “anticipates,” “seeks,” “estimates,” “projects,” or similar expressions in this report. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

The forward-looking statements are subject to numerous assumptions, risks and uncertainties. We have identified several important factors that could cause actual results to differ materially from any results discussed, contemplated, projected, forecasted, estimated or budgeted in the forward-looking information. These factors, which are listed below, are difficult to predict and many are beyond our control:

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

PART I

ITEM 1. BUSINESS

THE CONVERSION TRANSACTION AND THE HOLDING COMPANY

Fremont Michigan InsuraCorp, Inc. (the “Company” or the “Holding Company”) is a holding company owning all of the outstanding shares of Fremont Insurance Company (the “Insurance Company”). On October 12, 2004, the Insurance Company, formerly Fremont Mutual Insurance Company, converted from a mutual to a stock form of insurance company and subsequently on October 15, 2004, all of its outstanding capital stock was transferred to Fremont Michigan InsuraCorp, Inc. thereby becoming a wholly owned subsidiary of Fremont Michigan InsuraCorp, Inc. Prior to the Conversion and since 1876, Fremont Mutual Insurance Company conducted business as a Michigan domiciled mutual property and casualty insurer. The Holding Company was formed on November 18, 2003 for the purpose of acquiring all of the stock of the Insurance Company. On October 15, 2004 the Holding Company issued and sold 862,118 shares of its Common Stock at $10 per share (the “Conversion”). As part of the Conversion, surplus note holders converted approximately $2,498,000 of principal and accrued interest on surplus notes into common stock of the Holding Company. The following table presents (in thousands) the net value of the common stock issued as well as the net cash proceeds received as a result of the Conversion:

Gross value of common stock issued	$8,621
Less: Offering costs	(1,116)

Net value of common stock issued	7,505
Less: Surplus notes and accrued interest converted to common stock	(2,498)

Net cash received	$5,007

Except for $250,000 that was retained for administrative expenses, the Holding Company, in exchange for all of the stock in the Insurance Company, contributed to the Insurance Company all of the net cash proceeds from the sale of the Holding Company Common Stock.

The Conversion has been accounted for as a simultaneous conversion, recapitalization and share offering which did not change the historical accounting basis of the Insurance Company’s financial statements.

The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIS”) as its primary regulator because it is the holding company for Fremont Insurance Company.

OVERVIEW OF BUSINESS

The Insurance Company is a property and casualty insurance company that provides insurance to farms, small businesses and individuals in Michigan. We were founded in 1876 and have served Michigan policyholders for over 128 years. We market policies through approximately 170 independent insurance agencies. We have four business segments: personal, commercial, farm and marine. As of December 31, 2004, we had approximately 49,500 policies in force and assets of $68.7 million.

The Company’s executive offices are located at 933 E. Main Street, Fremont, Michigan 49412-9753, and the telephone number is (231) 924-0300. Our website address is www.fmic.com. Information on the Company’s website is not a part of this Form 10-K. The Company makes available free of charge on its website, or provides a link to, the Company’s Forms 3, 4, 5, 10-K, 10-Q and 8-K filed and any amendments to these Forms, that have been filed with the SEC as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. To access these filings, go to the Company’s website and click on “Investor Information”, then click on “SEC Filings.”

BUSINESS STRATEGIES

Our principal strategies for the future are to:

•	Diversify our product lines and mix of business by increasing personal auto insurance and commercial lines insurance in order to enhance profitability and lessen the impact of property losses on overall results; and

•	Attract and retain profitable agencies having diverse customer bases located in our targeted growth markets within Michigan.

Diversification of Lines of Business. A primary strategy is further diversification of our product lines and reduced dependence upon homeowners insurance. We plan to achieve this diversification by focusing more of our resources on our personal auto and commercial lines, such as businessowners, farm, commercial multi-peril and workers’ compensation coverages. Additional resources have been added to foster the growth in this category which has been historically profitable. The product line’s emphasis is in small to mid-sized commercial risks and includes the workers’ compensation component.

In 2000 the personal auto and commercial package policy product lines represented 10.6% and 5.3%, respectively, of direct written premiums. Comparatively, in 2004 the personal auto and commercial package policy product lines represented 18.2% and 9.9%, respectively, of direct written premiums. Over the past six years we have diversified our product mix, allowing us to take advantage of recent pricing improvements in the home insurance segment, while moderating our risk in any one product segment. While we have broadened our product mix the majority of our direct written premiums continues to be generated from homeowners’ policies and farm policies which represented 35.2% and 11.3%, respectively, of direct written premiums in 2004.

Part of our diversification strategy involves improving our farm and “country estate” programs. We were originally founded to provide affordable insurance to the farm community. We have recognized the need to refine and adjust our current program to meet changing market conditions, such as consolidation in the farm industry, and the need for broader coverages. We have added enhancements to this product such as an incentive structure to attract and retain higher quality risks.

Profitable Agencies. We initiated an intense agency review process in 1999 to improve agency profitability. Since then, approximately 90 agencies have been canceled. During the last five years, 20 agencies were added to service Michigan’s Upper Peninsula. The agency count is now approximately 170 agencies. Over $9 million in business from canceled agencies was replaced with predominately profitable agency relationships. These changes will continue to improve our business since, as a group, the terminated agencies and their policies had produced losses at a higher level than our overall premium base. We will continue to actively monitor our agencies with a focus on identifying potential problems early and maintaining profitable relationships.

The need to submit profitable business has been reinforced through direct communication with our agents and their participation in Insurance Company sponsored meetings. A direct benefit to agents has been an enhanced contingency commission program that has been well received by agents. Through this new program, many agencies submitting profitable business have increased their commission by over 10% above their regular base commission.

Business Plan

We continue to focus exclusively on the Michigan market with greater emphasis on geographic and product diversification and development of niche categories within existing lines. The Company has taken steps to improve its underwriting results by canceling unprofitable agents and is targeting reductions of business where it has unacceptably high concentration of risk.

Our agency reorganization process has been intense but was needed to reduce the negative impact that poorly performing agencies were having on rates and the resulting penalty forced upon profitable agencies. We feel the existing agency structure is better organized from a regional standpoint and that our goals and expectations are better understood by the remaining agents. We will continue to monitor our agency performance.

Rate adequacy has improved. By rate adequacy we mean that the premium rate charged for a given line of business is expected to be sufficient to return an underwriting profit after payment of losses, loss adjustment expenses, policy acquisition costs and other underwriting expenses. The pricing increases of the Insurance Company have mitigated the premium reduction resulting from the agency reorganization. Items that have significantly impacted industry pricing include moderate investment return from required reserves and increased reinsurance costs due to catastrophes and reinsurer performance.

Underwriting income is projected to grow in the future as a result of many initiatives of the Insurance Company, including:

•	Focus on underwriting for profit rather than volume;

•	Elimination of quota share reinsurance;

•	High reliance on analytical factors to evaluate risks;

•	Adequate pricing of risk within the industry;

•	Increased fee income from partial payment, late payment and policy reinstatement;

•	Increased emphasis on profit sharing for agencies and employees;

•	Results of intense agency review and development of clearer expectations from agencies;

•	Diversification of geographic risk to reduce reinsurance costs from a maximum probable loss standpoint;

•	Utilization of external consulting expertise to complement internal management;

•	Increased recognition of the value that smaller companies, such as the Insurance Company, can provide agencies;

•	Development of stronger relationships between agents and the Insurance Company; and

•	Increased utilization of technology internally and with our agency force.

The property and casualty business is affected by weather events that often are the driving factor from a profitability standpoint. Geographic diversification and the shift to add more small commercial business, less sensitive to weather, are designed to reduce risk factors.

Management of operating expenses, including loss adjusting and underwriting expenses, requires close attention. Loss adjusting expense as a percentage of net premiums earned was 10.2%, 11.6% and 12.0% for the years ended December 31, 2004, 2003 and 2002, respectively. A major customer service component continues to be the use of Insurance Company in-house adjusters for handling most claims. Underwriting expense as a percentage of net premiums earned was 34.2%, 37.1% and 37.9% for the years ended December 31, 2004, 2003 and 2002, respectively. We continue to take positive steps to reduce that ratio, including:

•	Annual objective to process more premium per employee;

•	Adoption of technological interface and communications with agents;

•	Implementation of an imaging system and refining internal workflow processes to reduce paper handling;

•	Greater accountability to budgetary plans by department managers;

•	Diversification of product lines to include lower commission products, such as personal auto coverage; and

•	Reduction in the number of agencies that must be serviced by our marketing department.

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

Segment data for the years ended December 31, 2004, 2003 and 2002 is included in the footnotes to the financial statements which are included herein under Part II, Item 8—Financial Statements and Supplementary Data.

PRODUCTS

We offer a variety of property and casualty insurance products primarily designed to meet the insurance needs of rural and suburban property owners and small businesses located in Michigan. The four primary segments of our business are personal, commercial, farm and marine. The following table presents the direct written premiums, net written premiums and net premiums earned by major product line within each segment for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Direct premiums written:
Personal lines:
Homeowners	$14,274	$12,947	$11,805
Mobilowners	1,552	1,575	1,708
Personal auto	7,395	5,596	4,797
Rental dwelling	1,460	1,487	1,520
Inland marine	547	512	499

	25,228	22,117	20,329
Commercial lines:
Business owners	2,165	2,174	1,768
Commercial package	4,031	4,318	3,784
Commercial auto	780	1,007	993
Workers compensation	1,352	1,626	1,670
Other commercial products	894	734	620

	9,222	9,859	8,835
Farm	4,566	4,241	3,892
Marine	1,524	1,267	1,055

Total	$40,540	$37,484	$34,111

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net premiums written:
Personal lines:
Homeowners	$12,851	$6,417	$5,580
Mobilowners	1,407	788	810
Personal auto	6,731	2,866	2,650
Rental dwelling	1,336	749	725
Inland marine	488	257	238

	22,813	11,077	10,003
Commercial lines:
Business owners	1,957	1,081	824
Commercial package	3,601	2,128	1,770
Commercial auto	740	517	520
Workers compensation	1,457	1,036	686
Other commercial products	466	286	245

	8,221	5,048	4,045
Farm	4,091	2,123	1,847
Marine	1,379	643	510

Total	$36,504	$18,891	$16,405

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net premiums earned:
Personal lines:
Homeowners	$8,944	$6,042	$6,033
Mobilowners	1,023	832	913
Personal auto	5,526	2,660	2,607
Rental dwelling	989	764	870
Inland marine	355	252	268

	16,837	10,550	10,691
Commercial lines:
Business owners	1,468	998	853
Commercial package	2,744	2,035	1,519
Commercial auto	620	518	396
Workers compensation	1,249	1,070	445
Other commercial products	373	310	171

	6,454	4,931	3,384
Farm	2,912	2,033	1,866
Marine	993	585	485

Total	$27,196	$18,099	$16,426

Personal Lines. Personal lines policies include repair and replacement cost homeowners, repair and replacement cost mobilowners, rental dwelling and personal auto. Many optional endorsements are available to insure items such as jewelry, fine arts and antiques. In addition, personal umbrella liability coverage is available as excess coverage over the liability limit on an underlying policy. The scope of the coverage is broader than the underlying policy coverage and covers an insured’s home (or business), autos, boats, etc. The Insurance

Company requires an underlying policy to issue umbrella coverage. Coverage can also be written on a commercial or farm form. Up to $2 million limits are available.

•	Homeowners. This line continues to be our largest product both in policy count and premium volume. The policy is a comprehensive policy providing both property and liability protection for homeowners, condominium owners and renters. Also, we insure eligible businesses in the home by adding commercial forms as an endorsement to the homeowner’s policy. Target areas in this line include moderately valued homes ($100,000 to $300,000).

•	Mobilowners. This is a similar product to homeowners providing coverage for mobile home owners. Units are insured for either replacement cost or actual cash value depending on their age. During 2003, we introduced a “stated value” form as a niche product to insure older units for an amount over their current blue book value. This allows us to optimize our rates for these units and continue coverage on selected older units that exhibit a higher degree of care and maintenance.

•	Rental Dwelling. This is a fire and wind coverage for rental dwellings with no more than four units per building. Liability coverage for the owner can also be added.

•	Personal Auto. We introduced the personal auto line in May of 1999. The line was introduced to complement the homeowners/mobilowners/farmowners book and provide us with the ability to offer a multi-policy discount. Our emphasis is placed on multi-policy accounts rather than single policies with no support. The Insurance Company has been able to attain this goal with 85.6 % of auto policyholders receiving this discount. Other target market factors include age group 30-69 and low motor vehicle violation experience.

Commercial Lines. Commercial lines consist of products designed to serve primarily small business operations and targeted niche market risks, including the following:

•	Business Owners Policy (BOP). The BOP provides a comprehensive policy (property and liability) for business owners in five categories listed below. Eligibility restrictions apply in all categories and generally deal with the size of the business (sales) or size of the structure housing the business.

•	Bed & Breakfast/Condominiums. The B&B area is a niche product for the Insurance Company. Condominium coverages insure condominium owner associations.

•	Mercantile. This includes retail businesses from gift shops and shoe stores to selected small restaurants.

•	Offices. Generally, offices of all occupancies and buildings housing offices are eligible under this class.

•	Service. Businesses in this category include barbers and beauticians to jewelry repair, mini storage and taxidermists.

•	Wholesale. Most types of wholesalers are eligible for this category.

•	Commercial Package Policy (CPP). The CPP policy is designed to insure a broader range of commercial operations than the BOP. Manufacturing risks, contractors and restaurants are typically covered under this program. This is the Insurance Company’s largest line among commercial lines as the policies are usually larger and generate higher premiums.

•	Commercial Auto (CA). CA policies are written in conjunction with BOP or CPP policies to meet the requirements of those customers. CA covers vehicles owned by a business or used in businesses and owned by individuals. This includes vehicles from passenger cars to tractor-trailer rigs and earth moving equipment. The Insurance Company’s focus is to insure passenger cars, service vehicles (usually a pickup truck owned by a contractor and driven to the job site) and light, local delivery vehicles.

•	Workers Compensation. The Insurance Company introduced workers compensation coverage in 1997 to complement our farmowners and commercial lines of business. We write the coverage to support our customers with Farm, BOP or CPP policies.

•	Other Commercial Products. Other commercial products include endorsements for equipment breakdown and inland marine coverages and umbrella liability coverage. The Insurance Company requires an underlying policy to issue umbrella coverage and up to $2 million limits are available.

Farm Line. The Insurance Company originated as a “farm fire” insurance provider and continues to be a strong provider of coverage for the agricultural industry in Michigan. This segment’s products include: farmowners for fully operating farms, country estate for the hobby or part time farmer, and farm for non-owner occupied farms. Farmowners and country estate policies are comprehensive policies offering protection similar to our homeowner’s policy but also offer the option to cover the insured’s farm buildings, farm personal property (livestock, machinery, etc.), and provide farm liability protection. The farm policy is primarily a fire, wind and liability product designed for non-owner-occupied farms. The country estate policy is the target market for the Insurance Company. Country estate policies make up 21.8% of the total direct written premiums in this segment.

Marine. Michigan leads the nation in the number of registered boats. This line is composed of the boat owner’s program (usually smaller and less expensive boats) and the yacht program. The Insurance Company offers a discount for boat policies supported by another policy (such as a homeowners policy), but will also write boat policies without a supporting policy. The boat owner’s policy has slightly less coverage than the yacht policy. The boat owner’s policy is designed for boats 32 feet long or less with values of $125,000 or less. Boats that exceed the length or value criteria for the boat owner’s policy are insured under the yacht program.

MARKETING

We market our property and casualty insurance products exclusively in Michigan through approximately 170 independent agencies. The agency force is considered the core for future growth and is geographically spread across the state of Michigan. Our objective is to be ranked among the top four insurers within each agency. Our independent agencies represent other insurance companies and are established businesses in the communities in which they operate. Our agencies generally market and write the full range of our products. We believe our relationships with our agencies are very good.

In recent years we have made changes in our agency force by eliminating unprofitable agencies to reduce the negative impact that poorly performing agencies were having on rates. We feel that the current agency structure is better organized from a regional standpoint and that our goals and expectations are better understood by the remaining agents.

We depend upon our agency force to produce new business and to provide customer service. Our network of independent agencies also serves as an important source of information about the needs of our policyholders. This information is used to develop new products and new product features.

We compensate agencies through a fixed base commission with an opportunity for profit sharing, depending on the profitability of the business we receive from the agency. Our agencies are monitored and supported by a marketing manager and three marketing representatives. Three personal lines underwriters and three commercial lines underwriters have each been assigned a number of agents for marketing support. The strength of this move is to put more people in the field to develop profitable relationships and gather market intelligence. Visitation reports are required for each agency visit and are reviewed by senior management.

Strategic Marketing Factors. We are committed to our independent agents and are constantly reviewing our agency relationships based on the following factors:

•	Desire to do business with us. We want to be viable within each agency. We want agents to have a positive attitude toward us which, in turn, affects the type and kinds of business they submit to us. If an agent’s production does not reflect a desire to do business with the Company, we will sever the relationship in the best interests of the Company and the agency.

•	Profitability. The book of business that agencies have ultimately affects our bottom-line. We monitor the profitability of the business that agents place with us on both a short-term and long-term basis to reduce the negative impact that poorly performing agents can have on both rates and the entire agency force.

•	Integrity and professionalism. We expect our agents to be knowledgeable about business practices, educated about insurance contracts and current issues, and ethical in their business dealings.

Marketing Goals. We have the following marketing goals for our agency force:

•	Honesty and integrity in communicating our present financial position and our competitive position in the Michigan marketplace with a defined direction.

•	Provide excellent service in terms of product, product delivery, communication and availability of our staff.

•	Increase the growth of our profitable agents. For our unprofitable agents, the Insurance Company will work to rehabilitate them, but, if not successful, we will terminate the agency relationship.

•	Continue to promote policy coverages equal to insured values and risk rating integrity.

•	Fine-tune our existing products relative to the competition in terms of price and coverage. We will regularly monitor the marketplace for changes in prices, products and legal changes—keeping our focus on our products, our prices and our service to help retain our current customers and gain new customers.

•	Put the customer first. Customers are our business. It is important to know our customers. While the agent is our primary customer from a marketing view, we also view the insureds as our customers.

•	Our focus will be product and service quality. We will offer competitive pricing aimed at keeping the right customers.

•	Targeted territorial diversity. We are seeking to identify and fill agency voids in parts of Michigan where coverage is needed.

Agency Review. The Insurance Company undertook an extensive review of the agency force in 1999. Since that time, numerous agency contracts have been terminated. The majority of the terminations were agencies with poor long-term loss ratio results or for lack of business. We expect to maintain the current agency force of 170 agencies, but all agents are subject to annual review. A profile of business produced and losses incurred is prepared for unprofitable agents to determine the root of the problem. Corrective action is undertaken with the cooperation of the agent. Our underwriting, marketing, finance and claims departments are involved in the evaluation process.

Rate Development. Development of rates is done with the aid of an outside actuarial consultant. The expertise of this consultant is used along with internal market intelligence for final rate making decisions. In 2003, we developed and filled a position of product manager for personal auto and other personal lines. The product manager is responsible for development and maintenance of existing and new programs within his or her product line. Our goal is to have two product managers, one for personal lines and one for commercial lines.

UNDERWRITING

We write personal and commercial lines by evaluating each risk with consistently applied standards. We maintain information on all aspects of our business that is regularly reviewed to determine product line profitability. We employ seven underwriters who specialize in personal lines, commercial lines, marine, and farm. The underwriters are supported by an experienced group of underwriting assistants and processors. This group handles initial screening of applications, running of reports, and policy issuance.

We have, in the past, relied heavily on underwriting information gathered from outside sources. Motor Vehicle Reports are obtained from the state of Michigan on all auto and marine applications. An exchange of claims information is available through two independent firms or through inquiry to the prior insurer and is accessed for all applicable applications. We believe the financial stability and responsibility of the insured has emerged as a reliable indicator of future loss potential. Extensive independent analysis has been done to support this correlation in the industry. In the commercial lines, financial stability has always been an acceptable underwriting criteria and the Insurance Company obtains either a Dun & Bradstreet report or other financial information on every policy application. In personal lines, an Insurance Score is obtained on every submission and insureds are tiered to receive the appropriate premium for their score. An Insurance Score is a numerical score from 200 to 900, with higher number being a better score, which is based on information in a person’s credit report maintained by one of the several national credit reporting firms. The Insurance Company’s pricing is targeted to attract policyholders with above average Insurance Scores. Insured’s with an Insurance Score of 700 or more or a strong Dun & Bradstreet report are part of the Insurance Company’s target market in all lines. Although we target insureds with Insurance Scores of 700 and above, we have policies in effect where the relevant Insurance Scores are less than our target. The Michigan Office of Financial and Insurance Services has recently issued a proposed ban on the use of a credit based insurance score for personal insurance which means private passenger automobile, homeowners, motorcycle, boat, personal watercraft, snowmobile, recreational vehicle, mobile-homeowners and non-commercial dwelling fire insurance policies. The proposed rule, in part, states “For new or renewal policies effective on and after July 1, 2005, an insurer in the conduct of its business or activities shall not use an insurance score as a rating factor. For new and renewal policies effective on and after July 1, 2005, an insurer in the conduct of its business or activities shall not use an insurance score as a basis to refuse to insure, refuse to continue to insure, or limit coverage available.” A further discussion on the proposed ban is included under the heading “Proposed Ban on Insurance Scoring” in the “Regulation” section of Part 1, Item 1.

We also rely on photographs, inspections, and engineering reports. Agents are required to obtain photos on all new property business. The underwriter decides if additional engineering is necessary. A follow-up inspection may be made by us or subcontracted to an outside firm. If a loss occurs, the adjuster completes a risk evaluation form and sends it to underwriting for review. The Insurance Company’s agents have rating software available to them for use as pricing indicators. This software is a useful tool, but the ultimate underwriting decision is made by the Insurance Company.

CLAIMS

Claims may be received directly from the insured or through our independent agencies. Typically, claims are then assigned to an in-house adjuster who investigates and settles the claim. To a lesser extent, we assign claims to independent adjusters if, as in the case of a catastrophe, our in-house adjusters cannot promptly adjust such a large volume of claims, or if because of the location of the claim it is more economical to use an independent adjuster. As of December 31, 2004, the Insurance Company’s claims department included the Senior Vice President of Claims, nine adjusters, two supervisors, a claims attorney and one support staff.

Claims settlement authority levels are established for each claims adjuster based upon his or her level of experience. We have multi-line teams to handle all claims. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves, and resolving the claims.

Taking a proactive approach to liability cost management, we added in-house legal counsel to our claims resources in 2003. In-house counsel is responsible for subrogation recovery, coverage-related issues and litigation, supervision of outside defense counsel, claims staff training, and special projects. Use of in-house counsel has reduced the Insurance Company’s reliance on outside counsel, resulting in an associated savings in legal expenses. With the assistance of in-house counsel, the Insurance Company’s expeditious claims investigation creates the opportunity for exploration of an early negotiated resolution, where warranted, thereby avoiding protracted litigation and unnecessary legal expense. Additionally, in-house counsel provides valuable training and instruction for claims adjusters, as well as legal advice in connection with the drafting and revision of our policy and application forms.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The Company is required by applicable insurance laws and regulations to maintain reserves for payment of losses and loss adjustment expenses (LAE). These reserves are established for both reported claims and for claims incurred but not reported (IBNR), arising from the policies that the Company has issued. The reserves are reported as balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

The laws and regulations require that provision be made for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of such claims. The reserves are set based on facts and circumstances then known, estimates of future trends in claims severity, and other variable factors such as inflation and changing judicial theories of liability. While claims are generally reported promptly after the occurrence of an insured’s loss, in many cases several years may elapse between the occurrence of an insured’s loss, the reporting of the loss to the Company and the Company’s payment of the loss.

When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company’s ultimate loss and loss adjustment expense. This estimate reflects an informed judgment, based on the Company’s reserving practices and the experience of the Company’s claims staff. Management also establishes reserves on an aggregate basis to provide for losses incurred but not reported (“IBNR”), as well as future development on claims reported to the Company. The following table shows the breakdown of our loss reserves between reported losses and IBNR losses by segment (in thousands):

	December 31,
	2004	2003
Reported losses
Personal	$5,182	$3,192
Commercial	4,444	3,421
Farm	1,019	537
Marine	276	(14)

	10,921	7,136

IBNR losses
Personal	4,577	2,731
Commercial	2,510	3,434
Farm	753	400
Marine	212	177

	8,052	6,742

Total
Personal	9,759	5,923
Commercial	6,954	6,855
Farm	1,772	937
Marine	488	163

	$18,973	$13,878

As part of the reserving process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in societal attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management’s estimates and judgments; as new data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves.

The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for the years ended December 31, 2004, 2003 and 2002, prepared in accordance with accounting principles generally accepted in the United States of America.

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Balance, beginning of year	$13,878	$8,677	$11,060
Less reinsurance balance recoverable	7,742	4,302	5,433

Net balance, beginning of year	6,136	4,375	5,627

Incurred related to:
Current year	17,640	10,270	10,912
Prior years	(666)	1,100	(276)

Total incurred	16,974	11,370	10,636

Paid related to:
Current year	11,328	6,609	8,073
Prior years	1,996	3,000	3,815

Total paid	13,324	9,609	11,888

Net balance, end of year	9,786	6,136	4,375
Plus reinsurance balance recoverable	9,187	7,742	4,302

Balance, end of year	$18,973	$13,878	$8,677

In 2004, the Company experienced favorable development on losses and LAE for prior accident years of $666,000 which represents 10.9% of net loss and LAE reserves as of the beginning of the year. The favorable development was concentrated in the commercial segment’s product lines of commercial multiple peril and workers compensation which experienced favorable development of $1,076,000 primarily in accident years 2000, 2002 and 2003. As discussed below, in 2003 the Company strengthened its reserves in the commercial segment because the Company’s actuarial projections indicated higher ultimate losses on prior accident years driven primarily by the volatility in claim development within the newer product lines within the commercial segment. Throughout 2004 the development on commercial losses has been less than what was expected as the settlement of reported cases has been favorable. The Company continues to monitor both company trends and industry trends as it relates to the development of losses in the newer commercial product lines. The homeowner and farm product lines experienced adverse development of $344,000 resulting from the normal claims review process, and not from changes in key assumptions or reserving methods.

During 2003, the Company recognized an increase of approximately $1,100,000 in the liability for loss and loss adjustment expenses related to prior years as a result of strengthening its reserves. The adverse development in 2003, which approximated 25.1% of the net liability for loss and loss adjustment expenses as of the beginning of the year, is primarily attributable to variations from expected claim severity in the commercial line of business, specifically, commercial multi-peril for the 2002, 2001 and 2000 accident years. Within the commercial segment the commercial multi-peril and workers compensation product lines experienced adverse development of $1,748,000 and $22,000, respectively. The commercial segment also experienced redundant development of $47,000 in the commercial auto product line. The farm, homeowners and marine segments all experienced redundant development totaling $623,000.

The variation from initial reserve estimates for the commercial segment is attributable to several factors. First, the commercial multiple peril line includes several newer and growing product lines, including the Commercial Package and Business Owners products, for which the Insurance Company has not had an extensive history with respect to the nature of claims development, particularly with “longer-tail” liability claims. The reserve for loss and loss adjustment expenses for the commercial multiple peril lines as of December 31, 2003 and 2002 was $4,653,000 and $1,193,000, respectively. The lack of a fully developed book of commercial multiple peril business has made our initial reserve estimates more difficult to predict. As such, the claim development has been more volatile in the early stages of development. For many years, the Insurance Company’s core business consisted primarily of homeowners’ policies, which are typically “shorter-tail” claims. Liability claims typically require more extended periods of investigation and at times protracted litigation before they are finally settled, and therefore tend to yield loss development and payment patterns that stretch over longer periods of time.

In several liability cases, both factual and medical information were disclosed in years subsequent to the accident year causing adverse development. The delay in obtaining this information is due to increased regulations with respect to disclosing medical records. Moreover, the commercial multiple peril line includes larger liability exposures which have increased the claim severity not experienced by the Insurance Company in the past. The average net incurred loss, including loss adjustment expense, for the commercial segment was $5,969 in 2003 compared to $1,566 in 2002. Based on the factors described above, management strengthened the case base reserves during 2003. In addition, since actuarial projections indicated higher ultimate losses on prior years and management increased its estimate of the reserve for incurred but not reported claims.

During 2003, total paid claims decreased approximately $2,279,000 or 19.2% compared to the prior year. The decline is primarily due to a decline in the number of reported claims with activity during 2003 and open claims as of December 31, 2003. Total claims that had activity during 2003 or were open as of December 31, 2003 decreased 20.5% compared to 2002.

The following table shows the development of our reserves for unpaid losses and LAE on a GAAP basis for each of the years ended December 31, from 1994 to 2004. The line in the table titled “Net liability for loss and LAE,” shows the initial reserves at the balance sheet date, including losses incurred but not reported. The portion of the table titled “Cumulative net paid as of,” shows the cumulative amounts subsequently paid as of successive years with respect to the reserve shown at the top of the table. The portion of the table titled “Re-estimated net liability as of:,” shows the re-estimated amount of the previously reported liability for loss and LAE based on experience as of the end of each succeeding year. The estimates of liability for loss and LAE change as more information becomes available about the frequency and severity of claims for individual years. A redundancy (or deficiency) exists when the re-estimated amount of liability at each December 31 is less (or greater) than the prior liability estimate. The “Net cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years and does not present accident year loss development.

The portion of the table titled “Gross liability end of year” shows the impact of reinsurance for the years shown, reconciling the net reserves in the upper portion of the table to gross reserves.

	As of and for the years ended December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(in thousands)
Net liability for loss & LAE	$6,924	$6,127	$6,287	$4,576	$4,350	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786

Cumulative net paid as of:
One year later	4,929	2,905	4,772	1,641	2,191	2,085	3,798	3,815	3,000	1,996
Two years later	5,398	4,305	4,933	2,727	2,309	3,068	4,973	5,156	3,807
Three years later	5,992	5,031	5,283	3,261	2,847	3,419	5,778	5,552
Four years later	6,302	5,038	5,400	3,561	3,012	3,862	5,928
Five years later	6,385	5,084	5,541	3,656	3,234	3,867
Six years later	6,412	5,139	5,559	3,782	3,219
Seven years later	6,406	5,147	5,683	3,766
Eight years later	6,407	5,258	5,683
Nine years later	6,507	5,258
Ten years later	6,507
Re-estimated net liability as of:
One year later	7,152	5,155	5,020	3,304	3,758	3,372	5,384	5,315	5,462	5,470
Two years later	6,453	5,069	5,702	3,578	3,099	3,610	5,747	6,083	5,547
Three years later	6,384	5,247	5,539	3,576	3,161	3,835	6,191	6,318
Four years later	6,528	5,122	5,447	3,629	3,296	4,114	6,245
Five years later	6,431	5,056	5,529	3,763	3,450	4,125
Six years later	6,415	5,107	5,606	3,863	3,459
Seven years later	6,423	5,164	5,701	3,872
Eight years later	6,448	5,258	5,699
Nine years later	6,537	5,259
Ten years later	6,537

Net cumulative redundancy (deficiency)	$387	$868	$588	$704	$891	$(358)	$(2,026)	$(691)	$(1,172)	$666

Gross liability end of year	$8,296	$8,486	$7,451	$8,810	$7,606	$8,942	$7,830	$11,061	$8,677	$13,878	$18,973
Reinsurance recoverables	1,372	2,359	1,164	4,234	3,256	5,175	3,611	5,434	4,302	7,742	9,187

Net liability end of year	$6,924	$6,127	$6,287	$4,576	$4,350	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786

Gross re-estimated liability—latest	$8,117	$8,306	$8,032	$8,733	$8,608	$8,907	$14,021	$12,577	$12,186	$13,350
Re-estimated reinsurance recoverables	1,580	3,047	2,333	4,861	5,149	4,782	7,776	6,259	6,639	7880

Net re-estimated liability—latest	$6,537	$5,259	$5,699	$3,872	$3,459	$4,125	$6,245	$6,318	$5,547	$5,470

Gross cumulative (deficiency) redundancy	$179	$180	$(581)	$77	$(1,002)	$35	$(6,191)	$(1,516)	$(3,509)	$528

REINSURANCE

General. A reinsurance transaction occurs when an insurance company transfers (cedes) a portion of its exposure on business written by it to a reinsurer which assumes that risk for a premium. Consistent with insurance industry practice, we reinsure a portion of our exposure and pay to reinsurers a portion of the premiums received on all policies reinsured. Insurance is ceded principally to reduce net liability on individual risks, to mitigate the effect of individual loss occurrences (including catastrophe losses), to stabilize underwriting results, and to increase our underwriting capacity.

Reinsurance can be facultative reinsurance or treaty reinsurance. Under facultative reinsurance, each risk or portion of a risk is reinsured individually. Under treaty reinsurance, an agreed-upon portion of business written is automatically reinsured. Treaty reinsurance can also be classified as quota share reinsurance, pro-rata insurance or excess of loss reinsurance. Under quota share reinsurance and pro-rata insurance, the ceding company cedes a percentage of its insurance liability to the reinsurer in exchange for a like percentage of premiums, less a ceding commission, and, in turn, will recover from the reinsurer the reinsurer’s share of losses and loss adjustment expenses incurred on those risks. Under excess of loss reinsurance, an insurer limits its liability to all or a particular portion of the amount in excess of a predetermined deductible or retention. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the ceding company to the extent of the coverage ceded.

Our Reinsurance Coverage. We have utilized three primary categories of treaty reinsurance coverage to reduce the impact of major losses. These include multi-lines excess of loss coverage, catastrophe excess of loss coverage, and quota share coverage. For the years 1999 through 2001, reinsurance costs remained relatively stable due to competitive pressure and, in 1999 and 2000, adequate investment return for reinsurers. During 2001, the impact of lower investment return, coupled with terrorist activity, severely stressed reinsurer’s performance. This resulted in overall premium increases of at least 30—40% for the 2002 renewal year. Slight decreases were available in 2003. In 2004 reinsurance rates have remained consistent with or have declined slightly as compared to the rates in 2003.

We determine the amount and scope of reinsurance coverage to purchase each year based on our evaluation of the risks accepted, consultation with reinsurance professionals and a review of market conditions, including availability and cost. During the years ended December 31, 2004, 2003 and 2002 we ceded to reinsurers $12.4 million, $18.0 million and $18.4 million of earned premiums, respectively.

In 2002, we decided to change reinsurance brokers for calendar year 2003. Our new reinsurance broker provided an enhanced program to the Insurance Company that included expanded coverages, improved rates, better coordinated contracts, and enhanced financial projections. As a result of improved underwriting experience during 2002 and 2001 and the benefits realized from switching to a new reinsurance broker, our 2003 and 2004 reinsurance premiums, other than quota share, have stabilized and, rates for the catastrophe coverage are decreasing even though exposures are increasing.

Multi- Lines Excess of Loss Coverage. The multi-lines excess of loss program is the backbone of our reinsurance coverage. This program is designed to help stabilize financial results, limit exposure on larger risks, and increase capacity. The largest exposure retained by us on any one risk in 2004 was $125,000. The 2004 property coverage for this program provided up to $2,375,000 over the $125,000 retention per risk. The 2004 casualty coverage for this program provided up to $4,875,000 over the $125,000 retention. Our 2004 workers compensation reinsurance provided up to $9,875,000 coverage above the $125,000 retention.

Catastrophe Excess of Loss Coverage. Catastrophe reinsurance protects us from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, blizzard, freezing temperatures, and other extraordinary events. In 2004, we had three layers of catastrophe excess of loss reinsurance providing coverage for up to $20,000,000 above the $1,000,000 retention. We had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would lapse after the second event, in which case we would evaluate the need for a new contract for the remainder of the year. The 2004 reinstatement fees were 100% of the initial premium. This contract is designed to help stabilize underwriting results and to mitigate the effect of individual loss occurrences.

Quota Share Coverage. In 2003 we also utilized quota share reinsurance under agreements that provide coverage on all lines of business. In 2003, we ceded 45% of our net written premium and losses to the quota share reinsurers. These coverages contained a “loss corridor” provision. Reimbursement stops on losses when our loss and LAE ratio on the premium ceded is between 60% and 74%. Reimbursement begins again when the ratio is between 74% and 82.5%. A loss and LAE ratio that exceeds 82.5% would trigger a “drop down coverage” feature that would reimburse the Insurance Company for 100% of the losses in the 60% to 65% ratio. Reimbursement stops between the loss ratios of 65% to 74%. Payment resumes again when the loss ratios are 74% to 85%. Losses in excess of 85% are 100% retained by the Insurance Company. We received a 36% commission on the ceded premium. The agreement was structured on a funds withheld basis and requires the company to accrue interest at an annual rate of approximately 2.5%. During 2004 and 2003, the Company recorded interest expense of approximately $150,000 and $181,000, respectively, on the funds withheld balance. The agreement provides that a profit commission will be retained by the Company upon commutation equal to the positive balance in the funds withheld account. During 2004 and 2003 the Company accrued profit commission based on the experience of the underlying business ceded under this agreement of $945,000 and $840,000, respectively. The profit commission reduces ceded written and earned premiums.

The effect of the features in this agreement is to limit the reinsurer’s aggregate exposure to loss and thereby reduce the ultimate cost to the Insurance Company as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by the Insurance Company. While the Insurance Company does not receive pro-rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under GAAP. In addition to ceding a significant portion of its risks to the reinsurer, the agreement also allows the Insurance Company to reduce its financial leverage and to realize immediate reimbursement for related up-front acquisition costs, thus adding to its financial capacity.

As part of our strategy to reduce our quota share reinsurance, the Insurance Company placed the multi-line quota share agreement into runoff after December 31, 2003. Despite placing the multi line quota share reinsurance into runoff, reinsurance coverage continued on those covered policies in force as of December 31, 2003. Losses from the policies in force will continue to be ceded to the reinsurer.

The decision to place the quota share agreement into runoff was based on several factors. Historically, the Insurance Company has ceded positive underwriting results to the reinsurers under the quota share agreement. This means that the Insurance Company has ceded more premium revenue than losses and loss adjustment expenses to the reinsurers. Furthermore, as a result of more stringent risk transfer requirements with respect to quota share reinsurance coverage it became evident that the cost of purchasing quota share reinsurance coverage for 2004 as well as possibly reducing the quota share percentage was cost prohibitive to the Insurance Company.

The Insurance Company has relied heavily, in the past, on quota share reinsurance to manage its premium to surplus ratio to an acceptable level. The quota share reinsurance has provided relief to the Insurance Company in recent high loss years. However, as the Insurance Company has taken steps to improve its underwriting results, the cost structure of quota share reinsurance prevents the Insurance Company from realizing the benefits of the improved underwriting results over the long term.

The impetus for originally obtaining quota share reinsurance coverage in 1997 was to manage the ratio of net written premiums to statutory surplus. As a result of ceding written premiums to the reinsurer under quota share reinsurance agreements, the Insurance Company has been able to maintain a sufficient ratio of net written premiums to statutory surplus. Since 1997 the Insurance Company’s statutory surplus has grown from $9.0 million to $20.3 million as of the end of 2004, mitigating the original need fulfilled in obtaining the quota share insurance. Moreover, the Insurance Company continues to limit its exposure by maintaining coverage under other treaty and facultative reinsurance agreements including catastrophe and excess of loss programs

As a result of placing the agreement into runoff the Insurance Company will also increase its exposure and risk with respect to potential losses, which may cause our loss reserves to increase. However, the Insurance Company will also increase its net written premiums due to the fact that premiums written will no longer be ceded to the reinsurer under a quota share agreement. Despite the elimination of the quota share agreement for 2004 the Insurance Company continues to maintain other treaty and facultative reinsurance coverages, including the excess of loss and catastrophe reinsurance coverages. The Insurance Company expects to continue taking actions that will manage its risk exposure to improve underwriting results.

Facultative. We utilize this reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. In 2004, we purchased this reinsurance where our liability is greater than $2,500,000 on commercial properties.

2005 Coverages. Our coverage under the Multi-Line Excess of Loss, Catastrophe Excess of Loss and Facultative contracts remains much the same as it was for 2004 with the exception of increasing our retention to $150,000 from $125,000 on the Excess of Loss contract. We also added an additional $2.0 million in catastrophe coverage to provide a total of $22.0 million in coverage in excess of the Company retention of $1.0 million.

Our Reinsurers. The financial stability of our reinsurers is an important consideration. The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2004, our largest reinsurers based on a percentage of ceded written premiums are set forth in the following table. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total ceded written premium.

Reinsurer	Ceded Premiums Written	Percentage of Ceded Premiums Written	A.M. Best Rating	S&P Rating
	(In thousands)
Hannover RE Ltd. (1)	$(1,080)	-25.7%	A+
G E Reinsurance Co.	1,626	38.8%	A
The TOA Reinsurance Company	739	17.6%	A
Hannover Ruckversicherungs—AG (Germany)	691	16.5%	A
Hartford Steam Boiler, I & I	403	9.6%	A++
Dorinco Reinsurance Co.	381	9.1%	A-
R + V Versicherung, AG	240	5.7%	N.A.	A
Lloyds Syndicate #0435	218	5.2%	A
Other	978	23.3%	A- or better

Total	$4,196	100.0%

(1)	Hannover Re Ltd. is the sole reinsurer under the multi-line quota share agreement. As discussed above, the quota share agreement was placed into runoff on December 31, 2003. As a result, no new written premiums in 2004 were ceded under the quota share agreement. However, during 2004 policies that were in-force at December 31, 2003 and subject to the quota share agreement were cancelled in the normal course of business for various reasons. As a result, return ceded written premium of $135,000 was recorded from Hannover Re Ltd. Furthermore, the Company recorded profit commission of $945,000 in 2004, as discussed above, which is reflected as a reduction to ceded written premium.

The following table sets forth the five largest amounts of loss and loss adjustment expenses recoverable from reinsurers on unpaid claims as of December 31, 2004.

Reinsurer	Loss and loss adjustment expenses recoverable	A.M. Best Rating
	(In thousands)
Hannover RE Ltd.	2,767	A+
G E Reinsurance Co.	2,348	A
The TOA Reinsurance Company	922	A
Hannover Ruckversicherungs—AG (Germany)	737	A
Dorinco Reinsurance Co.	608	A-

INVESTMENTS

All of our investments are classified as available for sale and are carried at fair market value. Our return on invested assets is an important component of our operating results. Our investment objectives are to:

•	Maximize current yield;

•	Maintain adequate liquidity for insurance operations;

•	Maintain safety of principal through a balance of high quality and diversified investments;

•	Maintain daily oversight to minimize risk;

•	Minimize fluctuations in market valuations due to increasing interest rates by monitoring duration;

•	Meet regulatory requirements; and

•	Increase surplus through appreciation.

The investment committee, appointed by the Insurance Company’s board of directors, sets our investment policy. The investment committee meets twice each year to review the investment portfolio, asset allocation, performance, and liquidity.

In April 2003, we engaged Prime Advisors, Inc., an investment management consultant for fixed maturity securities. The consultant specializes in management of insurance company investment portfolios and manages over $5.0 billion in assets. Professional asset management was deemed practical to allow for constant review of the portfolio and specialized focus. We expect the asset management cost will be more than offset by increased yield and trading efficiency.

The following table sets forth information concerning the composition of the Company’s investment portfolio at December 31:

	2004
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$4,467,011	$4,417,111	$4,417,111	10.4%
States and political subdivisions	244,126	242,124	242,124	0.6%
Corporate securities	20,952,374	21,094,399	21,094,399	49.9%
Mortgage-backed securities	11,449,913	11,452,060	11,452,060	27.1%
Equity securities:
Preferred stocks	498,800	505,600	505,600	1.2%
Common stocks	4,086,743	4,566,158	4,566,158	10.8%

Total investments	$41,698,967	$42,277,452	$42,277,452	100.0%

	2003
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$3,986,840	$3,949,677	$3,949,677	14.2%
States and political subdivisions	248,512	247,639	247,639	0.9%
Corporate securities	12,599,965	12,688,020	12,688,020	45.6%
Mortgage-backed securities	8,124,641	8,159,122	8,159,122	29.3%
Equity securities:
Preferred stocks	498,800	518,400	518,400	1.9%
Common stocks	1,799,712	2,241,518	2,241,518	8.1%

Total investments	$27,258,470	$27,804,376	$27,804,376	100.0%

At December 31, 2004, our fixed maturity portfolio had a fair value of approximately $37.2 million. All of the fixed maturity investments are rated by Moody’s as investment grade with an average credit quality rating of AA- and an average duration of 5.1 years. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments. At December 31, 2004, our equity portfolio had a concentration in the U. S. industrial and miscellaneous sector of 53%, 22% was in the energy sector, and 25% was in the financial and insurance services sector.

The following table shows the estimated fair value and gross unrealized gains, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2004 and 2003.

	December 31, 2004
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,060,753	$29,766	$1,391,941	$31,382	$3,452,694	$61,148
States and political subdivisions	—	—	242,124	2,002	242,124	2,002
Corporate securities	11,465,670	87,172	1,296,500	18,624	12,762,170	105,796
Mortgage-backed securities	3,393,357	26,917	2,110,687	26,767	5,504,044	53,684

	16,919,780	143,855	5,041,252	78,775	21,961,032	222,630

Preferred stocks	—	—	—	—	—	—
Common stocks	367,390	16,845	—	—	367,390	16,845

	367,390	16,845	—	—	367,390	16,845

Total	$17,287,170	$160,700	$5,041,252	$78,775	$22,328,422	$239,475

	December 31, 2003
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,889,119	$47,268	$—	$—	$2,889,119	$47,268
States and political subdivisions	247,639	873	—	—	247,639	873
Corporate securities	6,194,511	83,198	—	—	6,194,511	83,198
Mortgage-backed securities	2,750,796	31,187	—	—	2,750,796	31,187

	12,082,065	162,526	—	—	12,082,065	162,526

Preferred stocks	—	—	—	—	—	—
Common stocks	91,434	13,339	—	—	91,434	13,339

	91,434	13,339	—	—	91,434	13,339

Total	$12,173,499	$175,865	$—	$—	$12,173,499	$175,865

As of December 31, 2004, the portfolio included 39 fixed maturity investments and 2 equity investments in an unrealized loss position for less than 12 months and 15 fixed maturity investments in an unrealized loss position for more than 12 months, none of which were trading below 80% of cost or amortized cost. All of the fixed maturity investments in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade. While all of these investments are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These investments have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities support the view that these investments were not other-than-temporarily impaired.

The following table presents the maturity profile of our fixed maturity investments as of December 31, 2004 and 2003. Actual maturities of mortgaged-backed securities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment.

	December 31, 2004
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$244,126	$242,124	0.7%
Due after one year through five years	5,800,961	5,747,032	15.4%
Due after five years through 10 years	13,663,054	13,770,080	37.0%
Due after 10 years	5,955,370	5,994,398	16.1%
Mortgage-backed securities	11,449,913	11,452,060	30.8%

Total	$37,113,424	$37,205,694	100.0%

	December 31, 2003
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$1,269,060	$1,277,538	5.1%
Due after one year through five years	3,991,359	4,011,530	16.0%
Due after five years through 10 years	3,361,943	3,423,165	13.7%
Due after 10 years	8,212,955	8,173,103	32.6%
Mortgage-backed securities	8,124,641	8,159,122	32.6%

Total	$24,959,958	$25,044,458	100.0%

The Insurance Company’s fixed maturity portfolio pre-tax yield compared to the Lehman Aggregate and the equity portfolio dividend yield compared to the S&P 500 yield for the years ending December 31, are included in the table below:

	Year Ended December 31,
	2004	2003	2002
Fixed maturity portfolio pre-tax yield	4.41%	4.49%	5.48%
Lehman Aggregate yield	4.34%	4.15%	4.06%

Equity portfolio dividend yield	2.39%	3.38%	3.2%
S&P 500 yield	1.49%	1.56%	1.83%

Management of Market Risk. We are subject to various market risk exposures, including interest rate risk and equity price risk. Our primary risk exposure is to changes in interest rates. We manage market risk through our investment committee and through the use of our professional investment advisors. We are vulnerable to interest rate changes because, like other insurance companies, we invest primarily in fixed maturity securities, which are interest-sensitive assets. Mortgage-backed securities, which make up approximately 31% of our investment portfolio, are particularly susceptible to interest rate changes. We invest primarily in classes of mortgage-backed securities that are less vulnerable to prepayment risk and, as a result, somewhat less sensitive to interest rate risk than other mortgage-backed securities.

The value of our common stock equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

Effect of Interest Rate Changes. See Item 7A of this Report for a table that shows the effects of a change in interest rates on the fair value of our fixed maturity portfolio. The other financial instruments, which include cash, premiums due from reinsurers and accrued investment income, do not produce a significant difference in fair value when included in the market risk due to their short-term nature.

A.M. BEST RATING

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns a “B+” (Very Good) rating to the Insurance Company. The rating was reviewed and confirmed in October of 2004. A.M. Best assigns “B+” ratings to companies that, in its opinion, have demonstrated very good overall performance when compared to the standards established by A.M. Best. In evaluating our financial and operating performance, A.M. Best reviews our profitability, leverage and liquidity, as well as our book of business, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our loss reserves, the adequacy of our surplus, our capital structure, the experience and competency of our management, and our market presence. We have no assurance that A.M. Best will not reduce our current rating in the future. A.M. Best ratings are not directed toward the protection of investors. As such, our A.M. Best rating should not be relied upon as a basis for an investment decision to buy our common stock.

COMPETITION

The property and casualty insurance market is highly competitive. We compete against other Michigan-based insurance carriers as well as major regional and national carriers. The national carriers we compete with on a regular basis are Citizens Insurance Company of America, State Farm Mutual Automobile Insurance Company and the Allstate Corporation. Regional companies that are important competitors include Auto Owners Insurance Group, Allied Insurance, Farm Bureau Mutual Insurance Company of Michigan, Frankenmuth Mutual Insurance Company and Hastings Mutual Insurance Company. Smaller state competitors would include Michigan Insurance Company, Pioneer State Mutual Insurance Company and Wolverine Mutual Insurance Company. Some of these competitors are larger and have much greater financial, technical and operating resources than we have. We compete primarily based upon the following factors:

•	the price and quality of our insurance products;

•	the quality and speed of our service and claims response;

•	our financial strength;

•	our A.M. Best rating;

•	our sales and marketing capability; and

•	our technical expertise.

Our ability to compete successfully depends upon a number of factors, many of which are out of our control, such as market conditions, our A.M. Best rating, and regulatory conditions.

REGULATION

General. Insurance companies are subject to supervision and regulation in the states in which they transact business relating to numerous aspects of their business and financial condition. The primary purpose of this supervision and regulation is the protection of policyholders. The extent of the regulation varies, but generally derives from state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments.

We are licensed to write insurance only in Michigan and are subject to supervision and regulation by the Michigan Office of Financial and Insurance Services (“OFIS”). The authority of the OFIS includes, among other things:

•	establishing standards of solvency which must be met and maintained by insurers;

•	requiring certain methods of accounting;

•	classifying assets as admissible for purposes of determining statutory surplus;

•	licensing of insurers and their agents to do business;

•	establishing guidelines for the nature of and limitations on investments by insurers;

•	reviewing premium rates for various lines of insurance;

•	approval of policy forms;

•	reviewing the provisions which insurers must make for current losses and future liabilities;

•	reviewing transactions involving a change in control;

•	restrictions on payments of dividends to shareholders;

•	restrictions on transactions between insurers and their affiliates; and

•	reviewing claims, advertising and marketing practices.

OFIS also requires the filing of annual and other reports relating to the financial condition of insurance companies doing business in Michigan.

Examinations. Examinations are regularly conducted by the OFIS every three to five years. OFIS’s last examination of the Insurance Company was as of December 31, 2002. That examination did not result in any material adjustments to the Insurance Company’s financial position. In addition, there were no substantive qualitative matters indicated in the examination report that had an adverse impact on the Insurance Company’s operations.

NAIC Risk-Based Capital Requirements. In addition to state-imposed insurance laws and regulations, the OFIS administers the risk based capital standards adopted by the National Association of Insurance Commissioners, or NAIC, that require insurance companies to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, we first determine our risk-based capital level by taking into account risks with respect to our assets and underwriting risks relating to our liabilities and obligations. We then compare our “total adjusted capital” to the base level. Our “total adjusted capital” is determined by subtracting our liabilities from our assets in accordance with rules established by the OFIS.

The following table highlights the ramifications of the various ranges of non-compliance. The ratios represent the relationship of a company’s total adjusted capital to its risk-based capital base level.

Ratio and Category	Action
2.0 or more	None-in compliance

1.5-1.99: Company Action	Company must submit a comprehensive plan to the regulatory authority discussing proposed corrective actions to improve its capital position

1.0-1.49: Regulatory Action	Regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be taken

0.7-0.99: Authorized Control	Regulatory authority may take any action it deems necessary, including placing the company under regulatory control

Less than 0.7: Mandatory Control	Regulatory authority is required to place the company under regulatory control

The Insurance Company has always exceeded the required levels of capital for compliance and has always been in compliance. There can be no assurance, however, that the capital requirements applicable to our business will not increase in the future. As of December 31, 2004, our risk-based capital authorized control level was $2,815,027 and our total adjusted capital was $20,270,043, yielding a ratio of 7.2.

IRIS Requirements. The NAIC has also developed a set of financial ratios, referred to as the Insurance Regulatory Information System, or IRIS, for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results that are outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratio results being outside the acceptable range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control.

NAIC values

		IRIS Ratios		Our Results
		Over	Under	2004
1	Gross Premiums to Surplus	900	—	201
2	Net Premiums to Surplus	300	—	180
3	Change in Net Writings	33	(33)	93	*
4	Surplus Aid to Surplus	15	—	0
5	Two-Year Overall Operating Ratio	100	—	93
6	Investment Yield	10	4.5	1.1	*
7	Change in Surplus	50	(10)	45
8	Liabilities to Liquid Assets	105	—	66
9	Agents’ Balances to Surplus	40	—	3
10	One-Year Reserve Development to Surplus	20	—	(4)
11	Two-Year Reserve Development to Surplus	20	—	10
12	Estimated Current Reserve Deficiency to Surplus	25	—	(5)

(1)	“*” denotes results outside of the usual range
(2)	“—” denotes no lower limit on the range

As of December 31, 2004, all ratios were within the usual range except numbers 3 and 6. The change in net writings is higher than the usual range due to the increase in net written premiums in 2004 of 93% as compared to 2003 as a result of the impact of the runoff of the quota share reinsurance agreement. The IRIS ratio “Investment yield” at a range between 4.5% and 10% was significantly higher than our 1.1%. This is due to the lower interest rates available on the typically conservative income generating investments in which we chose to invest. In April 2003 the Company retained Prime Advisors, Inc. for investment assistance with its fixed maturity portfolio to improve investment results. During 2003 and 2004 the Company focused on improving credit quality, liquidity and diversification within the investment portfolio to create a more stable income stream and to enhance long-term return. In 2004 special attention was given to portfolio duration in order to reduce market value fluctuations in a rising interest rate environment. Although the Company strives to maximize the yield on its investment portfolio we expect the investment yield ratio to remain outside of the usual range as long as the lower end of the range (4.5%) remains significantly higher than the prevailing market interest rates offered on high-quality fixed maturity securities. In order to meet the IRIS “Investment yield” ratio, at a range between 4.5% and 10%, the Company would have to take more investment risk than we have historically experienced.

Guaranty Fund. We participate in the Property and Casualty Guaranty Association of the State of Michigan (“PGCA”), which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. We recognize a liability for insurance related assessments when an assessment has been imposed or information available indicates it is probable that an assessment will be imposed, or an event obligating us to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated. We incurred approximately $16,000, $25,000 and $39,000 in assessments related to the PCGA in 2004, 2003 and 2002, respectively.

Michigan Catastrophic Claim Association. Michigan’s no-fault law also requires insurers to provide unlimited medical coverage to automobile accident victims. The cost of providing the unlimited medical coverage has somewhat offset the savings typically associated with a non-monetary threshold. In response, the Michigan Catastrophic Claim Association (“MCCA”), which is an unincorporated nonprofit association created by Michigan law, was established to spread the costs of medical coverage to all policyholders. The MCCA essentially acts as a reinsurer for all Michigan automobile insurers, reimbursing them for amounts paid on personal injury protection claims in excess of $325,000. This limit will increase incrementally to $500,000 by July 1, 2011. Every insurer engaged in writing personal protection insurance coverage in Michigan is required to be a member of MCCA. Personal protection insurance is included in automobile insurance. Member companies cede premiums which are based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and is not rated by A.M. Best.

Michigan Basic Property Insurance Association. The Michigan Basic Property Insurance Association (“MBPIA”) provides basic insurance to property-owners who cannot obtain insurance through insurance carriers in the normal course of business due to a high-risk exposure. The MBPIA assesses insurance carriers in Michigan a fee for continuation of the association based on the amount of losses incurred by the association and the amount of net written premium of the carrier related to property insurance. We incurred approximately $123,000, $246,000, $181,000 in assessments related to the MBPIA in 2004, 2003 and 2002, respectively.

Michigan No-Fault Automobile Insurance. Under a pure no-fault automobile insurance system, responsibility for an automobile accident is not at issue. Each policyholder’s own insurance company pays for his or her medical expenses and lost wages, regardless of who caused the accident, and the individuals relinquish the right to sue to recover damages. The objective of such a system is to eliminate the delays and costs of court disputes associated with the tort system, encourage prompt payment of compensation, and return a larger percentage of insurance premium dollars to accident victims.

Michigan has a modified no-fault system that limits lawsuits relating to automobile accidents. For example, a suit for damages is permitted under Michigan’s no-fault law when an injured person has suffered death, permanent serious disfigurement, or serious impairment of a body function. Damages are assessed on the basis of comparative fault, except that damages will not be assessed in favor of a party who is more than 50% at fault.

The Michigan Essential Insurance Act. The Michigan Essential Insurance Act (“MEIA”) requires an insurer to insure every applicant for automobile and homeowner insurance that meets the minimum requirements and the insurer’s underwriting rules. The underwriting rules must be applied uniformly to all applicants and policyholders. Each insurer must file its underwriting rules with the Insurance Commissioner. In addition, the MEIA limits rating criteria that insurers may employ, requires insurers to develop a “secondary” or merit rating plan under which premium surcharges are levied on poor drivers, establishes a joint underwriting association to provide insurance to individuals who cannot obtain coverage in the insurance market, and regulates other types of coverage and informational requirements.

Proposed Ban on Insurance Scoring. The financial stability of an insured, in all lines of business, has always been a strong consideration in underwriting and pricing. The Company currently uses insurance scoring (similar to a credit score) as a pricing tool in its homeowners, mobilowners, personal auto, marine and farm lines of business. Numerous studies have verified the validity of insurance scoring as a predictor of future losses.

On January 12, 2005, the Governor of Michigan and the Commissioner of the Office of Financial and Insurance Services issued proposed rules to reduce base insurance rates and ban the use of insurance credit scores as a rating factor or as a basis to refuse to insure or limit coverage on personal insurance. Personal insurance includes private passenger automobile, homeowners, motorcycle, boat, personal watercraft, snowmobile, recreational vehicle, mobile-homeowners and non-commercial dwelling fire lines. This ban will be effective on July 1, 2005, unless it is rejected by the Michigan Legislature. A Legislative rejection would face a likely veto by the Governor. The Insurance Institute of Michigan, of which the Company is a member, is mounting a legal challenge to the ban. The Company is currently restructuring its pricing in the affected product lines to formulate new base rates and discounts in order to comply with the proposed rules. The Company will use its best efforts, but if the credit scoring ban becomes effective, no assurance can be made that it will be able to continue to retain and attract the best risks with favorable rates and to be able to price less favorable risks accordingly. Financial stability, as measured by Dun & Bradstreet reports or insurance credit scores, will continue to be used to its fullest extent allowable in the commercial and farm lines.

Holding Company Regulation. Most states, including Michigan, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit the OFIS and any other relevant insurance departments to examine the Insurance Company and the Holding Company at any time, to require disclosure of material transactions between them and to require prior approval of transactions, such as extraordinary dividends from the Insurance Company to the Holding Company. All transactions between companies within a holding company system must be fair and equitable to the insurance company. Under Michigan law, the maximum amount of dividends that may be paid by an insurer to its stockholders during any twelve-month period without approval of the OFIS is the greater of 10% of the insurer’s surplus as reported on the most recent annual statement filed with the OFIS or the net income, excluding realized capital gains, of the insurer for the twelve-month period covered by such annual statement.

Change in Control. The Michigan Insurance Code requires that the Insurance Commissioner receive prior notice and approve of a change of control in either the Insurance Company or the Holding Company. The Insurance Code contains a complete definition of “control.” In simplified terms, a person, corporation or other entity would obtain “control” of the Insurance Company or the Holding Company if they possessed, had a right to acquire possession or had the power to direct any other person acquiring possession, directly or indirectly, of 10% or more of the voting securities of either company. To obtain approval for a change of control, the proposed acquirer must file an application with the Insurance Commissioner containing detailed information such as the identity and background of the acquirer and its affiliates, the sources and amount of funds to be used to effect the acquisition, and financial information regarding the proposed acquirer.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the SEC) under the Securities Exchange Act of 1934 (the Exchange Act).

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of specified issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA addresses, among other matters:

•	audit committees, including the independence of members, communications with auditors and selection and oversight of auditors;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers;

•	expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

•	disclosure of whether or not a company has adopted a code of ethics;

•	various increased criminal penalties for violations of securities laws.

Beginning with our annual report on Form 10-K for the year ended December 31, 2006, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting and related attestation by our independent registered public accounting firm.

ITEM 2. PROPERTIES

We own our main office, located at 933 E. Main Street, Fremont, Michigan, which is a 30,000 square foot brick veneer building constructed in 1981. There is no mortgage indebtedness on the building. Management believes that the building is more than sufficient for the needs of the Company, both now and in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to litigation in the normal course of business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot be sure that our results of operations and financial condition will not be materially adversely affected by any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We consider our common stock to be thinly traded, therefore, any reported bid or sale price may not reflect a true market-based valuation. Quotes on our common stock are published on the OTC Bulletin Board (“OTCBB”) under the symbol “FMMH”. During the period beginning on October 15, 2004, the closing date of the initial stock offering, through December 31, 2004, the high and low bid prices, as reported on the OTCBB were both $12.00. These bid quotations are inter-dealer prices without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions. As of March 23, 2005, the Company had 2 shareholders of record.

The Company has not paid any dividend and does not intend to pay dividends on the common stock in the foreseeable future. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.

The information required by Item 5 with respect to the Company’s stock-based compensation plan is incorporated by reference to the sections entitled “Executive Compensation” and “Matter No. 2 Ratification of Fremont Michigan InsuraCorp, Inc. Stock-based Compensation Plan” of the Registrant’s definitive 2005 Proxy Statement to be filed on or about April 7, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 12, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company. The financial data for 2000 through 2003 reflects the results of operations and financial position of the Insurance Company. The financial data for 2004 reflects the consolidated results of operations and financial position of the Holding Company and the Insurance Company including the effects of the Conversion which occurred on October 15, 2004. You should read this data in conjunction with the Company’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Income Statement Data:
Direct premium written	$40,540	$37,484	$34,111	$36,040	$33,036
Net premium written (1)	36,504	18,891	16,405	17,331	15,520
Net premium earned (1)	27,196	18,099	16,426	16,863	15,149
Net investment income	959	815	650	957	1,110
Net realized investment gain (loss)	276	(32)	(196)	59	218
Other income, net	232	208	153	154	205

Total revenue	28,663	19,090	17,033	18,033	16,682

Net loss and loss adjustment expense	16,974	11,370	10,636	14,607	9,932
Policy acquisition and other underwriting expense	9,309	6,707	6,226	5,574	5,378
Interest expense (2)	487	577	365	345	345
Demutualization expenses (3)	302	175	—	—	—
Settlement (curtailment) of benefit plan (4)	—	—	425	(1,109)	—

Total expenses	27,072	18,829	17,652	19,417	15,655

Income (loss) before federal income tax expense (benefit)	1,591	261	(619)	(1,384)	1,027
Federal income tax expense (benefit)	78	35	(45)	9	10

Net income (loss)	$1,513	$226	$(574)	$(1,393)	$1,017

Selected Balance Sheet Data:
Total investments (5)	$42,277	$27,804	$17,024	$19,534	$20,796
Total assets (6)	$68,661	$60,128	$44,435	$47,837	$44,679
Total liabilities (7)	$51,356	$51,881	$37,110	$39,822	$35,615
Stockholders’ equity	$17,305	$8,247	$7,325	$8,015	$9,065
Other Data:
Net loss and LAE ratio (8)	62.4	62.8	64.8	86.7	65.6
Expense ratio (9)	34.2	37.1	37.9	33.1	35.5
GAAP combined ratio (10)	96.6	99.9	102.7	119.8	101.1
Statutory combined ratio (11)	87.9	96.1	100.9	116.8	100
Statutory surplus	$20,270	$15,658	$13,875	$12,199	$13,874
Statutory premiums to surplus ratio (12)	1.80	1.21	1.18	1.42	1.12
Per Share Data: (13)
Basic and diluted earnings per share	$1.05	N/A	N/A	N/A	N/A

(1)	The increase in net premiums written and earned in 2004 as compared to 2003 is due to the fact that as of January 1, 2004 the Insurance Company placed the quota share agreement into runoff.
(2)	Interest expense increased during 2003 as a result of a change in the Insurance Company’s 2003 quota share reinsurance contract. The 2003 contract was structured on a funds withheld basis and required the Insurance Company to accrue interest at an annual rate of 2.5%.

(3)	Demutualization expenses include the cost of engaging external accounting, actuarial, legal and other consultants to advise the Company in the demutualization process.
(4)	Effective November 30, 2001, the Insurance Company terminated the sponsored defined benefit plan. As of January 1, 2001, the Insurance Company had estimated that plan assets would exceed the projected benefit obligation as of the date of termination and a prepaid benefit cost was recorded. As a result of the termination of the Plan, during 2001, the Insurance Company recognized a curtailment gain of approximately $1,109,000 resulting in a prepaid benefit cost of $1,454,694 as of December 31, 2001.
During 2002 the Insurance Company recorded net periodic benefit income of approximately $138,000 and a $424,808 settlement loss. After giving effect to the 2002 net periodic benefit income and settlement loss, the remaining prepaid benefit cost was liquidated in August of 2002. In accordance with the terms of the liquidation, the Insurance Company received approximately $701,000 upon settlement. In addition to the net periodic benefit income, the Insurance Company also contributed approximately $293,000 to the Insurance Company’s 401(k) plan and approximately $175,000 was paid in excise taxes as a result of the termination. The impact of the net periodic benefit income, 401(k) contribution and excise taxes recorded during 2002 which approximated $330,000, is reflected within policy acquisition and other underwriting expenses in the 2002 statement of operations.
(5)	The increase in total investments from December 31, 2003 to 2004 is due to the Insurance Company investing cash on hand as of December 31, 2003 as well as cash provided by operations during 2004 into its investment portfolio during 2004. In addition, approximately $5.1 million was placed into the investment portfolio in 2004 from the proceeds of the Conversion. The increase in total investments from December 31, 2002 to December 31, 2003 is due primarily to cash flow provided by operations of approximately $11.4 million of which $10.4 million was invested in fixed maturity securities. Included in the 2003 cash flow provided by operations was the positive impact on cash of approximately $5.2 million related to the termination of the 2002 quota share contract.
(6)	In addition to the items discussed in the preceding footnote the increase in total assets from December 31, 2002 to December 31, 2003 was also affected by an increase of approximately $4.0 million in amounts due from reinsurers. The increase in amounts due from reinsurers is a result of the effect of ceded amounts related to increases in loss and loss adjustment reserves as well as unearned premiums at December 31, 2003. Under the Insurance Company’s quota share reinsurance contract a percentage of its loss and loss adjustment reserves and unearned premiums are ceded to reinsurers.
(7)	The increase in total liabilities from December 31, 2002 to December 31, 2003 is due to an increase in loss and loss adjustment reserves of $5.2 million as a result of the Insurance Company strengthening reserves primarily in the commercial segment, an increase in unearned premiums of $1.5 million which was driven by the growth in direct written premiums for the year ended December 31, 2003, a change in the payment terms under our 2003 quota share reinsurance contract which resulted in an increase in ceded premiums payable of $7.1 million as of December 31, 2003 and an increase in accrued expenses of $1.1 million which was a result of increased contingent commissions, an increase in the accrued benefit cost related to the postretirement health care benefit plan and increased accrued salaries and wages relating to the Insurance Company’s employee profit sharing plan.
(8)	The net loss and loss adjustment expense ratio is the net loss and loss adjustment expenses in relation to net premium earned.
(9)	The expense ratio is the policy acquisition and other underwriting expenses in relation to net premium earned.
(10)	The sum of net losses, loss adjustment expenses and policy acquisition and other underwriting expenses divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.
(11)	The sum of the ratio of policy acquisition and other underwriting expenses divided by net premiums written, and the ratio of net losses and loss adjustment expenses divided by net premiums earned.
(12)	The ratio of net premiums written divided by ending statutory surplus.
(13)	Earnings per share data reflects only net income for the period from October 16, 2004 through December 31, 2004, the period after the Conversion. Net income during this period was $902,711.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with the consolidated financial statements and notes thereto included in this report, and the narrative under the “Business” heading contained in Item 1 of this report. The following discussion contains forward-looking information that involves risks and uncertainties. Actual results could differ significantly from these forward-looking statements. See “Forward-Looking Statements”.

Results Of Operations—Fiscal Years Ended December 31, 2004 and 2003

Premiums. Direct written premium by major business segment for the years ended December 31 was as follows:

	2004	2003	% Change	% of Business
Personal	$25,227,930	$22,117,497	14.1%	62.2%
Commercial	9,221,414	9,858,755	-6.5%	22.7%
Farm	4,565,985	4,240,766	7.7%	11.3%
Marine	1,524,387	1,267,371	20.3%	3.8%

Total Direct Written Premium	$40,539,716	$37,484,389	8.2%	100.0%

Direct written premiums for the personal segment increased 8.8% as a result of growth in the number of policies written and 5.3% as a result of rate changes. The increase was primarily driven by growth in the number of policies written in the homeowners and private passenger auto product lines of 3.3% and 30.2%, respectively. The commercial segment’s direct written premium decreased due to rate softening which is reflective of current market conditions and the non-renewal of larger commercial exposures that were deemed to be outside of the Insurance Company’s target market. Total commercial policies written during 2004 decreased 2.3% compared to 2003 while rate changes caused a decrease of 4.2% in written premiums in 2004. Direct written premiums for the farm segment increased 6.9% as a result of rate changes while the growth in the number of written policies increased 0.8% during 2004. The marine segment grew as a result of increased policies written of 4.6% in 2004 coupled with an increase 15.7% due to rate changes.

Net written premium by major business segment for the years ended December 31 was as follows:

	2004	2003	% Change	% of Business
Personal	$22,813,067	$11,076,454	106.0%	62.5%
Commercial	8,221,546	5,048,364	62.9%	22.5%
Farm	4,090,629	2,123,466	92.6%	11.2%
Marine	1,378,950	643,181	114.4%	3.9%

Total Net Written Premium	$36,504,193	$18,891,465	93.2%	100.0%

Net written premium for the year ended December 31, 2004 increased $17,613,000 or 93.2%. Approximately $14,925,000 of the increase is due to a reduction in written premium ceded under the quota share reinsurance contract which was placed into runoff on January 1, 2004. Further contributing to the increase is approximately $3,055,000 from overall premium volume growth offset by a net increase of approximately $367,000 in written premiums ceded under other reinsurance agreements.

Net premium earned by major business segment for the years ended December 31 was as follows:

	2004	2003	% Change	% of Business
Personal	$16,837,528	$10,550,136	59.6%	61.9%
Commercial	6,453,723	4,930,417	30.9%	23.7%
Farm	2,912,113	2,033,284	43.2%	10.7%
Marine	992,626	584,710	69.8%	3.7%

Total Net Premium Earned	$27,195,990	$18,098,547	50.3%	100.0%

Net premium earned for the year ended December 31, 2004 increased $9,097,000 or 50.3%. Approximately $6,024,000 of the increase is due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract. Further contributing to the increase is approximately $3,406,000 from overall premium volume growth offset by a net increase of approximately $333,000 in earned premiums ceded under other reinsurance agreements.

Investment Income. Net investment income, excluding net realized gains and losses, increased $144,000, or 17.6%, in 2004 to $959,000 from $815,000 in 2003. The rate of return on invested assets, including cash and cash equivalents, decreased to 2.4% in 2004 from 2.8% in 2003. The decline is attributable to a slight decrease in the yields earned on the portfolio coupled with the fact that the average invested asset balance was driven higher due to the purchase of additional securities in late October 2004 as a result of the stock proceeds of approximately $5,007,000. Gross investment income before investment expenses increased approximately $205,000 or 14.9% which is due to an increase in invested assets during 2004. Cash and invested assets grew to $45,950,000 as of December 31, 2004, from $34,782,000 as of December 31, 2003, an increase of $11,168,000 or 32.1%. The growth in invested assets was primarily due to net cash flow provided from operating activities of $6,779,000 coupled with the net cash proceeds of $5,181,000 from the stock offering which was completed on October 15, 2004. Gross investment expense increased $61,000 or 10.9% in 2004 compared to 2003.

The Insurance Company recorded a net realized investment gain of $277,000 for the year ended December 31, 2004, compared with a net realized investment loss of $32,000 for the year ended December 31, 2003. Gross realized gains on the sale of fixed maturity and equity investments were $484,000 and $297,000 for the years ending December 31, 2004 and 2003, respectively. The increase is due to management’s decision to shift the equity portfolio more towards mutual funds as opposed to common stocks which resulted in the sale of equity investment that generated realized gains. Gross realized losses on the sale of fixed maturity and equity investments were $207,000 and $329,000 for the years ending December 31, 2004 and 2003, respectively. Included in the gross realized loss for the year ended December 31, 2003 is an other than temporary impairment write-down on equity investments, which amounted to $182,000. There were no investments held by the Company during 2004 that were deemed to be other than temporarily impaired.

Other Income, Net. Other income, net primarily includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items. Other income, net was approximately $232,000 in 2004 compared to $208,000 in 2003. The increase is primarily driven by increased direct written premiums during 2004.

Loss and Loss Adjustment Expenses (LAE). The Insurance Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2004	2003	$ Change	% Change
Loss and LAE:
Personal	$12,491,607	$5,308,934	$7,182,673	135.3%
Commercial	1,741,074	4,870,919	(3,129,845)	-64.3%
Farm	1,990,931	981,541	1,009,390	102.8%
Marine	750,432	208,779	541,653	259.4%

	$16,974,044	$11,370,173	$5,603,871	49.3%

Loss and LAE ratio:
Personal	74.2%	50.3%
Commercial	27.0%	98.8%
Farm	68.4%	48.3%
Marine	75.6%	35.7%

	62.4%	62.8%

The loss and LAE ratio decreased from 62.8% for the year ended December 31, 2003 to 62.4% for the same period in 2004. During the year ended December 31, 2004, the personal segment was negatively impacted by weather related losses as well as increased severity in the homeowner and personal auto product lines. During July 2004 severe thunderstorms which included hail and high winds passed through the northeast section of Michigan resulting in net incurred loss and LAE of approximately $1.0 million which added approximately 5.9 percentage points to the 2004 loss and LAE ratio for the personal segment as compared to 2003. Also contributing to the increase in the personal segment’s loss and LAE ratio over the prior year period is increased severity in the homeowner line as a result of higher fire losses and higher personal auto losses. The increased severity was tempered by higher earned premiums retained by the Insurance Company as a result of the quota share contract runoff.

The decline in the commercial segment’s loss and LAE ratio is due to a decline in claim frequency and severity coupled with increased net earned premium. Commercial claim frequency decreased 20.9% in 2004 as compared to 2003 while the average net incurred loss and LAE per claim decreased 54.8%. The net incurred loss and LAE decreased during 2004 as a result of redundant reserve development and an increase in losses ceded to our reinsurers. During 2004 the commercial segment’s product lines of commercial multiple peril and workers compensation experienced favorable development of $1,076,000 primarily in accident years 2000, 2002 and 2003. Furthermore in 2004 commercial incurred losses ceded to our reinsurers as a percentage of direct incurred losses was 72% compared to 52% in 2003. The increase is due to the fact that the Company experienced an increase in the dollar amount of individual commercial claims which exceeded the retention level of $125,000 under the excess of loss reinsurance agreement. The commercial segment’s loss and LAE ratio was significantly higher during 2003 as a result of increased claim severity specifically in the commercial multiple peril product line. The increased severity in 2003 was partly attributable to the fact that the commercial multiple peril line includes larger liability exposures which have increased the dollar amount of individual claims not experienced by the Company in the past.

The farm segment’s loss and LAE ratio increased from 48.3% for the year ended December 31, 2003 to 68.4% during the year ended December 31, 2004. The increase is a result of a combination of both increased frequency and severity. The marine segment’s loss and LAE ratio increased from 35.7% for the year ended December 31, 2003 to 75.6% during the year ended December 31, 2004. The increase in the marine segments loss and LAE ratio is due to increased severity coupled with the fact that for the year ended December 31, 2003 the segment had an increase in net recoverable loss and LAE due to salvage and subrogation recoveries. Given that the marine segment is relatively small it is subject to more volatility with respect to its loss and LAE ratios.

The Insurance Company’s loss adjustment expense ratio decreased to 10.2% for the year ended December 31, 2004 compared to 11.6% for the same period in 2003. Despite an increase in loss adjustment expenses during 2004 the decline in the ratio is driven primarily by the increase in net premium earned due to overall premium growth and the quota share runoff.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses were approximately $9,309,000 for the year ended December 31, 2004 compared to $6,706,000 for the same period in 2003, an increase of $2,603,000 or 38.8%. The increase is driven primarily by a reduction in the ceding commission income component of deferred policy acquisition costs. Amortization of policy acquisition costs during the year ended December 31, 2004 and 2003 was $3,286,000 and $523,000, respectively, an increase of $2,763,000. The Insurance Company’s expense ratio, defined as policy acquisition and other underwriting expense as a percentage of net earned premiums, was 34.2% for the year ended December 31, 2004 compared to 37.1% for the same period in 2003. The decline in the expense ratio is due primarily to the increased net earned premiums as a result of the quota share contract runoff as well as continued efforts to limit the growth in other underwriting expenses.

Interest Expense. Interest expense decreased approximately $90,000 during the year ended December 31, 2004 compared to the same period in 2003. The decrease is due to lower interest expense related to the quota share funds withheld account coupled with a decline in the average outstanding balance of surplus notes during the year ended December 31, 2004 compared to the same period in 2003. The quota share reinsurance contract was structured on a funds withheld basis and requires the Insurance Company to accrue interest at an annual rate of 2.5%. On October 15, 2004, approximately $2,374,000 of surplus notes were converted into stock of the Company as part of the Conversion.

Demutualization Expense. Demutualization expenses related to the Conversion amounted to $302,000 and $175,000 for the years ended December 31, 2004 and 2003, respectively, and include the cost of engaging external accounting, actuarial, legal and other consultants to advise the Company in the demutualization process as well as the cost of printing and postage for communications with policyholders.

Federal Income Tax. Federal income tax expense was $78,000 and $35,000 for the years ended December 31 2004 and 2003, respectively. The Company’s effective tax rate was 4.9% and 13.4% in 2004 and 2003, respectively. The primary factors which cause the difference between the expected tax rate of 34% and the effective tax rate in both years include the change in the Company’s deferred tax asset valuation allowance, the dividends received deduction, nondeductible expenses and provision to return variances. The Company has recorded a deferred tax asset valuation allowance equal to 100% of the net deferred tax asset as of December 31, 2004 and 2003. Therefore, the net deferred income tax expense as a result of the net decrease in the Company’s net deferred tax asset is entirely offset by a corresponding decrease in the valuation allowance.

Results Of Operations—Fiscal Years Ended December 31, 2003 and 2002

Premiums. Direct written premiums in 2003 were approximately $37,484,000, an increase of $3,373,000, or 9.9%, compared to $34,111,000 in 2002. Direct written premium by major business segment for the years ended December 31 was as follows:

	2003	2002	% Change	% of Business
Personal	$22,117,497	$20,329,238	8.8%	59.0%
Commercial	9,858,755	8,834,957	11.6%	26.3%
Farm	4,240,766	3,891,070	9.0%	11.3%
Marine	1,267,371	1,055,235	20.1%	3.4%

Total Direct Written Premium	$37,484,389	$34,110,500	9.9%	100.0%

Direct written premiums for the personal segment increased 8.8% primarily as a result of rate increases implemented during 2003. Actual policy count for the personal segment increased 0.7% over the prior year. Growth in direct written premiums for the commercial segment of 11.6% is attributable to both rate increases and growth in the number of policyholders. The commercial policy count increased 4.3% compared to the prior year. The farm segment grew 9.0% over the prior and was due to rate increases implemented during 2003. Actual policy count for the farm segment increased 0.2% over the prior year. The marine segment grew 20.1% which is due to rate increases during 2003 offset by a decline of 3.7% in the number of policyholders.

Net written premium by major business segment for the years ended December 31 was as follows:

	2003	2002	% Change	% of Business
Personal	$11,076,454	$10,002,968	10.7%	59.0%
Commercial	5,048,364	4,044,686	24.8%	26.3%
Farm	2,123,466	1,846,830	15.0%	11.3%
Marine	643,181	510,184	26.1%	3.4%

Total Net Written Premium	$18,891,465	$16,404,668	15.2%	100.0%

Net written premiums increased during 2003 as a result of growth in direct written premium offset by increases in ceded written premium. The Insurance Company ceded $18,755,000 in written premium during 2003 compared to $17,843,000 in 2002, an increase of $912,000, or 5.1%. As a percentage of direct written premium, ceded written premium decreased to 50.0% in 2003 from 52.3% in 2002. The decline was due primarily to better terms negotiated in the 2003 quota share contract which decreased the cost to the Insurance Company.

Net earned premium in 2003 was approximately $18,099,000, an increase of $1,673,000, or 10.2%, compared to $16,426,000 in 2002. Net earned premium by major business segment for the years ended December 31 was as follows:

	2003	2002	% Change	% of Business
Personal	$10,550,136	$10,690,846	-1.3%	58.3%
Commercial	4,930,417	3,383,157	45.7%	27.2%
Farm	2,033,284	1,866,667	8.9%	11.2%
Marine	584,710	484,967	20.6%	3.2%

Total Net Earned Premium	$18,098,547	$16,425,637	10.2%	100.0%

Net earned premium from the personal segment decreased 1.3% primarily as a result of the effects of the agency reorganization which took place in 2002. As part of the agency reorganization the Insurance Company terminated its relationship with many underperforming agencies resulting in a reduction of direct written premium to the personal segment during 2002. Net earned premium for the commercial segment for the year ended December 31, 2003 increased $1,547,000, or 27.2%, to $4,930,000 from $3,383,000 for the comparable 2002 period. The increase in the commercial segment was due to the Insurance Company’s continued efforts to achieve a balanced book of business by focusing on increasing its share of the commercial market. The farm and marine segments continue to grow primarily as a result of rate increases.

Investment Income. Net investment income, excluding net realized gains and losses, increased $166,000, or 25.5%, in 2003 to $815,000 from $649,000 in 2002. The rate of return on invested assets, including cash and cash equivalents, decreased to 2.8% in 2003 from 2.9% in 2002. Gross investment income before investment expenses increased approximately $363,000 or 35.8% which is due to an increase in invested assets during 2003. Cash and invested assets grew to $34,782,000 as of December 31, 2003, from $23,235,000 as of December 31, 2002, an increase of $11,547,000 or 49.7%. The growth in invested assets was primarily due to an increase in net cash flows provided from operating activities, which included $5.2 million of cash received as a result of the termination of the 2002 quota share reinsurance contract. Offsetting the increase in gross investment income was additional investment expense, which was in part due to the Insurance Company engaging an investment management consultant in April 2003 for its fixed income portfolio.

The Insurance Company recorded a net realized investment loss of $32,000 for the year ended December 31, 2003, compared with a net realized investment loss of $196,000 for the year ended December 31, 2002. Included in the net realized loss for the year ended December 31, 2003 is an other than temporary impairment write-down on equity securities, which amounted to $182,000. The Insurance Company recorded net realized gains on sales of fixed maturity securities of $84,000 in 2003 compared to $83,000 in 2002. During 2003 the Company engaged an investment management consultant for the fixed maturity portfolio. Under the guidelines provided to the investment management consultant the fixed maturity portfolio experienced a rebalancing during 2003. The focus of the Company’s rebalancing was to improve credit quality, liquidity and diversification within the portfolio, to create a more stable income stream and to enhance long-term total return. Despite the Company’s intent and ability to hold fixed maturity securities until maturity, proceeds from the sale of fixed maturity securities increased during 2003 as a result of rebalancing the portfolio. Excluding the effect of the other than temporary impairment write-downs the Insurance Company recorded net realized gains on the sale of equity securities of $66,000 in 2003 compared to a net realized loss of $2,000 on the sale of equity securities in 2002 which is consistent with the improvement in the equity markets during 2003.

Other Income, Net. Other income, net primarily includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items. Other income, net was approximately $208,000 in 2003 compared to $153,000 in 2002. Premium installment charges included in other income were $208,000 in 2003 compared to $198,000 in 2002, an increase of $10,000 or 4.8%. The increase is primarily driven by increased direct written premiums during 2003.

Loss and Loss Adjustment Expenses (LAE). The Insurance Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2003	2002	$ Change	% Change
Personal	$5,308,934	$7,385,616	$(2,076,682)	-28.1%
Commercial	4,870,919	1,323,104	3,547,815	268.1%
Farm	981,541	1,353,493	(371,952)	-27.5%
Marine	208,779	573,523	(364,744)	-63.6%

	$11,370,173	$10,635,736	$734,437	6.9%

	2003	2002
Personal	50.3%	69.1%
Commercial	98.8%	39.1%
Farm	48.3%	72.5%
Marine	35.7%	118.3%

	62.8%	64.8%

Total loss and LAE increased $734,000 or 6.9% during 2003. Despite the positive results achieved in the personal, farm and marine segments which collectively experienced a decrease of $2,813,000 or 30.2% in loss and LAE compared to 2002, the Insurance Company experienced a significant increase of $3,548,000 or 268.1% in loss and LAE in the commercial segment. As discussed above under Critical Accounting Policies—Liabilities for Loss and Loss Adjustment Expenses (LAE) the Insurance Company strengthened its reserves primarily in the commercial segment as a result of increased claim severity.

Loss and LAE for the personal and farm segments continued to improve from the Insurance Company’s agency reorganization plan and its continued focus on its target market. During 2001 the Insurance Company began the reorganization of its agency force by terminating agency relationships with agencies that did not have a history of producing profitable business for the Insurance Company. Despite the decline in direct written premium during 2002 and modest growth in 2003, primarily in the personal and farm segments, the Insurance Company has been able to underwrite more profitable business which is a significant factor driving the decline in loss and LAE and the related decline in the loss and LAE ratios noted in the table above. During 2003 the Insurance Company also experienced a decline in claim frequency which is evidence of management’s continued focus on its target market. The number of claims with activity during 2003 for the personal segment declined 20.8% while the farm segment experienced a decline of 37.7%.

The increase in the commercial segment’s loss and LAE is primarily attributable to variations from expected claim severity in the commercial line of business, specifically, commercial multiple peril. The commercial multiple peril line includes several newer and growing product lines for the Company and, as a result, the Company has not had an extensive history with respect to the nature of claims development in this line. Lack of a fully developed book of commercial multiple peril business has made our initial reserve estimates very difficult to predict. In addition, commercial liability claims are taking longer than anticipated to settle. Furthermore, upon re-estimation, management determined that claim severity (the average cost of a claim) in the commercial segment had increased more than expected. The average net incurred loss and LAE for the commercial segment was $5,969 in 2003 compared to $1,566 in 2002. The increase in claim severity is partly attributable to the fact that the commercial multiple peril line includes larger liability exposures which have increased the dollar amount of individual claims not experienced by the Company in the past. Based on the factors described above management strengthened the case base reserves during 2003. As a result, actuarial projections indicated higher ultimate losses on prior years and management increased its estimate of the reserve for incurred but not reported claims.

The decrease in the marine segment’s net loss and LAE and the related ratio was due to larger than normal losses in 2002 primarily attributable to a two-boat collision and a fire in a storage facility that contained two boats insured by the Insurance Company. Given the fact that marine is our smallest segment with 2002 net earned premiums of $485,000, these two losses during 2002 caused a significant increase in the net loss and LAE and the corresponding ratio. In addition, the marine segment also experienced a decline in claim frequency during 2003. The number of claims with activity during 2003 for the marine segment declined 14.0%

The Insurance Company’s loss adjustment expense ratio declined to 11.6% in 2003 compared to 12.0% in 2002. The decreased percentage is due primarily to limiting the growth in net loss adjustment expense to 6.8% while net premiums earned grew 10.2% during 2003. During 2003 the Insurance Company was able to reduce its net legal and independent adjusting expense by 3.1% compared to 2002 by continuing to use internal adjusters for handling most claims as well as being proactive in our approach to liability cost management. During 2003 the Insurance Company added in-house legal counsel to our claims resources. Use of in-house counsel has reduced the Insurance Company’s reliance on outside counsel resulting in an associated savings in legal expenses.

The loss and LAE reserves represent our best estimate of the ultimate cost of all losses incurred but unpaid and considers historical loss experience, loss trends, our loss retention levels and the expected frequency and severity of claims. The process of establishing reserves is a complex and uncertain process, requiring the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed or as the current legal environment affecting the settlement of our liability claims changes. Any changes could result in future revisions in the estimates of losses or reinsurance recoverables, and would be reflected in our results of operations for the most recent period being reported coinciding with when the change occurs. We believe our reserves for losses and LAE are adequate; however, given the inherent uncertainty in reserve estimates, there can be no assurance that the ultimate amount of actual losses will not exceed the related amounts currently estimated. Furthermore, any such difference could have a material effect on our results of operations and financial position.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses were approximately $6,706,000 in 2003 compared to $6,226,000 in 2002, an increase of $480,000 or 7.7%. The increase is due to several factors. Contingent commission expense in 2003 increased approximately $259,000 over 2002 primarily due to continued improvement in profitable business written by the agency force as well as increased direct written premiums in 2003. In addition to contingent commissions the Insurance Company offered an incentive trip to eligible agents resulting in an increase to expense of approximately $178,000. Wages and benefits allocated to underwriting expense increased approximately $247,000 or 11.2%. Approximately $113,000 is due to an increase in employee profit sharing plan expense as a result of increased operating income during 2003. In addition, the net periodic benefit cost for the postretirement health benefit plan, allocated to underwriting expense increased approximately $72,000 with the remaining increase due primarily to annual compensation adjustments for employees. The Insurance Company participates in various associations within the State of Michigan designed to protect policyholders and claimants against losses due to insolvency of insurers. The assessments incurred during 2003 increased approximately $127,000 over the prior years. Other taxes increased approximately $155,000 primarily as a result of federal excise taxes incurred under the 2003 quota share reinsurance agreement. Offsetting the aforementioned items was a decrease of $156,000 in net amortization of deferred policy acquisition costs and the elimination of approximately $330,000 in expense incurred in 2002 related to the terminated defined benefit plan. The Insurance Company’s expense ratio, defined as policy acquisition and other underwriting expense as a percentage of net earned premiums, was 37.1% in 2003 compared to 37.9% in 2002. The decline in the expense ratio is due to primarily to the increase in net earned premium of 10.2% offset by the increase in policy acquisition and other underwriting expenses of 7.7% discussed above.

Interest Expense. Interest expense increased approximately $212,000 during 2003 compared to 2002. The increase is due to additional surplus note interest of $31,000 and interest expense of $181,000 related to the 2003 quota share reinsurance contract. The 2003 quota share reinsurance contract was structured on a funds withheld basis and required the Insurance Company to accrue interest at an annual rate of 2.5%.

Demutualization Expense. Demutualization expenses include the cost of engaging external accounting, actuarial, legal and other consultants to advise the Company in the demutualization process. Future demutualization expenses will also include the cost of printing and postage for communications with policyholders.

Settlement/Curtailment of Benefit Plan. Prior to 2002, the Insurance Company provided a defined benefit pension plan for employees. The pension plan operated in an over funded status in recent years with continuing increases in administrative and actuarial costs. Consistent with business trends, more emphasis was placed on enhancing contributions to our 401(k) defined contribution plan. We decided in 2001 to terminate the pension plan. Regulations are explicit in handling the termination process and a pension plan actuary was retained to direct the process.

Effective November 30, 2001, we terminated the sponsored defined benefit plan. As of January 1, 2001, we had estimated that plan assets would exceed the projected benefit obligation as of the date of termination and a prepaid benefit cost was recorded. As a result of the termination of the plan during 2001, we recognized a curtailment gain of approximately $1,109,000 resulting in a prepaid benefit cost of $1,454,694 as of December 31, 2001. During 2002, we recorded net periodic benefit income of approximately $138,000 and a $424,808 settlement loss. After giving effect to the 2002 net periodic benefit income and settlement loss, the remaining prepaid benefit cost was liquidated in August of 2002. In accordance with the terms of the liquidation, we received approximately $701,000 upon settlement. In addition to the net periodic benefit income, we also contributed approximately $293,000 to our 401(k) plan and approximately $175,000 was paid in excise taxes as a result of the termination. The impact of the net periodic benefit income, 401(k) contribution and excise taxes recorded during 2002 which approximated $330,000, is reflected within policy acquisition and other underwriting expenses in the 2002 statement of operations.

Federal Income Tax. In 2003 the Company recognized federal income tax expense of approximately $35,000 compared to a federal income tax benefit of approximately $45,000 in 2002. Federal income tax expense increased in 2003 compared to 2002 primarily as a result of the Company generating pre-tax income in 2003 versus a pre-tax loss in 2002. Despite the fact that the Insurance Company has significant net operating loss carryforwards the use of the loss carryforwards is limited when the Insurance Company is subject to Alternative Minimum Tax (AMT). As a result of these limitations, the Insurance Company incurred $35,000 of AMT in 2003 which represents the federal income tax expense for the year. In 2002, we filed a request for refund of 1998 and 2000 federal income taxes paid due to the suspension of the limitation on the use of AMT net operating losses for those years. The requested amount was $45,000. The IRS approved the request in 2003 and refunded the overpayment.

The Company’s effective tax rate was 13.4% and 7.3% in 2003 and 2002, respectively. The primary factors which cause the difference between the expected tax rate of 34% and the effective tax rate in both years include the change in the Company’s deferred tax asset valuation allowance, the dividends received deduction and provision to return variances. The Company has recorded a deferred tax asset valuation allowance equal to 100% of the net deferred tax asset as of December 31, 2003 and 2002. Therefore, the net expense (benefit) as a result of the net decrease (increase) in the Company’s net deferred tax asset is entirely offset by a corresponding increase (decrease) in the valuation allowance.

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

Cash flow provided by operations was $6,953,000 in 2004 compared to $11,362,000 in 2003 a decrease of $4,409,000. During the year ended December 31, 2004 as compared to 2003 net premiums collected increased $14,133,000 due to policy growth and the quota share contract runoff, net loss and LAE paid increased $4,488,000 while policy acquisition and other underwriting expenses paid increased $5,671,000 due to the fact that the Company did not receive any ceding commission in 2004 as a result of the quota share contract runoff. During the year ended December 31, 2004, net cash used under the quota share funds withheld account was $5,599,000 while during the same period in 2003 net cash provided was $3,166,000, a change of $8,765,000. In 2003 the funds withheld account included both ceded written premiums retained by the Company as well as loss and LAE. Effective January 1, 2004 no new written premiums are ceded under the quota share reinsurance agreement however loss and LAE payments on policies in force at December 31, 2003 and covered by the quota share reinsurance agreement will continue to be paid out of the funds withheld account until all claims have been settled. Other cash provided by operational needs increased $382,000 during the year ended December 31, 2004 compared to 2003.

Cash flow used in investing activities was $15,266,000 and $10,432,000 during the years ended December 31, 2004 and 2003, respectively, an increase of $4,834,000. Net cash proceeds received from the issuance of common stock in the Conversion on October 15, 2004 amounted to $5,007,000. The majority of the net cash proceeds were placed into the Company’s fixed maturity investment portfolio.

Cash flow provided by operations was $11,362,000 in 2003, compared to cash flow provided by operations of $974,000 in 2002. The increase in cash flow from operations was impacted by an increase of $799,000 in earnings coupled with non-cash charges to earnings including depreciation of $131,000, $182,000 with respect to other than temporary impairment of available for sale equity securities and $148,000 of net amortization of premiums on investments. The most significant item on the statement of cash flows which impacted cash flow from operations relates to premiums ceded payable. The increase in premiums ceded payable from December 31, 2002 to December 31, 2003 was approximately $7.1 million. The primary reason for the increase was a change in the multi line quota share agreement in 2003 as compared to the 2002 quota share agreement. The 2003 multi line quota share agreement was structured on a funds withheld basis whereby the Insurance Company retained the net cash balance consisting of ceded written premiums plus the ceding commission income less ceded losses and LAE. The 2002 quota share agreement was not structured on a funds withheld basis. On December 30, 2002 the existing quota share agreement was terminated on a cut-off basis and a new quota share agreement was put into place. As a result of the termination, the 2002 quota share reinsurers retained the earned premium and the associated liability relating to the ultimate losses incurred up through December 31, 2002. Upon termination of the 2002 agreement, the ceded unearned premium that had been paid to the reinsurers was returned to the Insurance Company and amounted to approximately $5.2 million. The cash received relating to ceded unearned premium resulted in no gain or loss to the Insurance Company. The unearned premium that was returned from the 2002 agreement was rolled forward to the 2003 agreement. Moreover, any losses incurred as of 12:01 a.m. December 31, 2002 were ceded to the new 2003 reinsurer. There were 4 reinsurers involved with the 2002 quota share reinsurance agreement. The 2003 quota share reinsurance agreement was with one reinsurer who was not a party to the 2002 agreement. The change from a non-funds withheld agreement in 2002 to a funds withheld agreement in 2003 is the main reason for the increase in the premiums ceded payable balance with the corresponding increase to cash and invested assets on the balance sheet as of December 31, 2003. Going forward from December 31, 2003 the ceded premium payable balance relating to the quota share agreement will be reduced as losses and LAE ceded to the quota share reinsurer are paid by the Insurance Company.

Cash flow provided by operations was $974,000 in 2002, compared to cash flow used in operations of $1,642,000 in 2001. The increase in cash flow from operations was impacted by an increase in earnings coupled with non-cash charges to earnings including depreciation of $141,000 and $277,000 with respect to other than temporary impairment of available for sale equity securities. Cash flow from operations was also positively affected by collections of amounts due from reinsurers that were outstanding at December 31, 2001. Net cash provided from investing activities during 2002 was $2,162,000 compared to $1,563,000 during 2001. The increase in cash from investing activities in 2002 is due primarily to fixed maturity securities which were sold at our discretion during December 2002 to take advantage of various realized gain positions or called by the issuer during December 2002. The proceeds from the sales and calls during December 2002 amounted to approximately $3.2 million which was not immediately reinvested as of December 31, 2002. Cash from financing activities provided $1,370,000 as a result of additional surplus notes issued during 2002.

Our debt structure consists of surplus notes which carry a 7 percent interest rate and mature on September 30, 2007. At December 31, 2004 and December 31, 2003, there were approximately $2,890,000 and $5,264,000, respectively, of Series B Surplus Notes outstanding. During 2004 approximately $2,374,000 of surplus notes were converted into stock of the Company as part of the Conversion.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The Holding Company has not paid and does not intend to pay dividends in the foreseeable future and cannot assure our stockholders that dividends will be paid in the future. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The annual future cash requirements of the Holding Company are not foreseen to be significant. They will include director fees and other administrative expenses related to annual filings such as income tax returns and other compliance type filings. The Holding Company retained $250,000 of the net proceeds of the offering to cover such future expenses. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and she does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2005, the Insurance Company can pay a non-extraordinary dividend of up to $2,027,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the company continue to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has a contractual obligation with respect to its outstanding surplus notes and loss and LAE reserves which are recorded as liabilities in our financial statements. In addition, the Company is contractually committed to make certain minimum lease payments for the use of equipment under operating lease agreements. The following table summarizes our significant contractual obligations and commitments as of December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding surplus notes. Additional information regarding these obligations is provided in Note 9, Surplus Notes and Note 11, Lease Agreements to the financial statements of the Company. The table below does not include contractual obligations with respect to our employee benefit plans, which are described more fully in Note 10, Employee Retirement Plans to the Company’s financial statements.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Loss and LAE reserves	$18,973	$11,251	$5,749	$1,214	$759
Surplus notes and accrued interest	3,446	202	3,244	—	—
Operating leases	93	39	54	—	—

Total	$22,512	$11,492	$9,047	$1,214	$759

The Company’s loss reserves do not have contractual maturity dates. However, based on historical payment patterns, the preceding table includes an estimate of when management expects the loss reserves to be paid. The timing of claim payments is subject to significant uncertainty. The Company maintains a portfolio of investments with varying maturities to provide adequate cash flows for the payment of claims.

Income Taxes

In accordance with FASB Statement No. 109, Accounting for Income Taxes, we may recognize certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss (NOL) and Alternative Minimum Tax (AMT) credit carry-forwards we have available. At December 31, 2004, the Insurance Company has a NOL carryforward of approximately $7,989,000 and an AMT credit carryforward of approximately $358,000. The AMT credit carryforward can be carried forward indefinitely. The NOL carryforward expires as follows:

2010	2,207,000
2011	1,641,000
2012	1,764,000
2018	13,000
2019	898,000
2021	1,466,000

$7,989,000

As a result of the Holding Company’s acquisition of the stock of the Insurance Company a limitation on the ability to fully utilize the NOL occurred. Based on management’s best estimate, the amount of annual taxable income that can be offset each year by the NOL carryforward is approximately $400,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

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

Interest Rate Risk. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet. The following table shows the effects of a change in interest rate on the fair value of our fixed maturity investment portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rates. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rate	Portfolio Value	Change in Value
	(In thousands
2%	$33,523	$(3,683)
1%	35,335	(1,871)
0	37,206	—
-1%	39,078	1,872
-2%	40,890	3,684

Credit Risk. The quality of our fixed maturity portfolio is generally good. At December 31, 2004, all of our fixed maturity securities were rated by Moody’s as investment grade.

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

New Accounting Pronouncement. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and believes it will not have a material effect on the consolidated financial statements as the Company already values stock options issued based upon an option-pricing model and recognizes the fair value as an expense over the period in which the options vest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Fremont Michigan InsuraCorp, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fremont Michigan InsuraCorp, Inc. and its subsidiary (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Grand Rapids, Michigan

February 18, 2005

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Investments:
Fixed maturities available for sale, at fair value	$37,205,694	$25,044,458
Equity securities available for sale, at fair value	5,071,758	2,759,918

Total investments	42,277,452	27,804,376
Cash and cash equivalents	3,672,254	6,977,804
Receivable from sale of investments	739,150	—
Premiums due from policyholders, net	6,846,286	6,647,176
Amounts due from reinsurers	10,879,642	16,985,726
Accrued investment income	398,208	298,598
Property and equipment, net of accumulated depreciation	848,103	802,016
Deferred policy acquisition costs	2,860,621	294,530
Deferred equity offering costs	—	173,710
Note receivable from related party	136,262	140,000
Other assets	3,136	3,890

	$68,661,114	$60,127,826

Liabilities and Stockholders’ Equity

Liabilities:
Losses and loss adjustment expenses	$18,972,587	$13,878,063
Unearned premiums	19,675,548	18,541,522
Reinsurance funds withheld and premiums ceded payable	3,018,710	8,226,627
Accrued expenses and other liabilities	6,798,772	5,970,102
Surplus notes	2,890,288	5,264,333

Total liabilities	51,355,905	51,880,647

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 862,128 shares issued and outstanding	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,512,913	—
Retained earnings	9,213,811	7,701,273
Accumulated other comprehensive income:
Net unrealized gains on investments	578,485	545,906

Total stockholders’ equity	17,305,209	8,247,179

Total liabilities and stockholders’ equity	$68,661,114	$60,127,826

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Net premiums earned	$27,195,990	$18,098,547	$16,425,637
Net investment income	958,702	815,129	649,351
Net realized gains (losses) on investments	276,520	(31,829)	(195,598)
Other income, net	231,710	207,916	152,905

Total revenues	28,662,922	19,089,763	17,032,295

Expenses:
Losses and loss adjustment expenses, net	16,974,044	11,370,173	10,635,736
Policy acquisition and other underwriting expenses	9,308,875	6,706,451	6,226,199
Interest expense	486,963	576,704	364,508
Demutualization expenses	302,050	175,479	—
Settlement of benefit plan	—	—	424,808

Total expenses	27,071,932	18,828,807	17,651,251

Income (loss) before federal income tax expense (benefit)	1,590,990	260,956	(618,956)

Federal income tax expense (benefit)	78,452	35,076	(45,396)

Net income (loss)	$1,512,538	$225,880	$(573,560)

For the Period October 16 through December 31
Net income after conversion	$902,711
Basic income per share after conversion	$1.05
Diluted income per share after conversion	$1.05

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance, December 31, 2001	$—	$—	$—	$—	$8,048,953	$(33,812)	$8,015,141
Comprehensive loss:
Net loss					(573,560)		(573,560)
Net unrealized losses on investments, net of taxes						(116,468)	(116,468)

Total comprehensive loss							(690,028)

Balance, December 31, 2002	—	—	—	—	7,475,393	(150,280)	7,325,113
Comprehensive income:
Net income					225,880		225,880
Net unrealized gains on investments, net of taxes						696,186	696,186

Total comprehensive income							922,066

Balance, December 31, 2003	—	—	—	—	7,701,273	545,906	8,247,179
Comprehensive income:
Net income					1,512,538		1,512,538
Net unrealized gains on investments, net of taxes						32,579	32,579

Total comprehensive income							1,545,117
Issuance of stock options				7,916			7,916
Conversion of surplus notes and accrued interest into common stock and issuance of common stock (Note 1)				7,504,997			7,504,997

Balance, December 31, 2004	$—	$—	$—	$7,512,913	$9,213,811	$578,485	$17,305,209

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,512,538	$225,880	$(573,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	120,529	130,947	140,580
Interest expense converted into common stock	123,695	—	—
Stock based compensation expense	7,916	—	—
Net realized (gains) losses on investments	(276,520)	31,829	195,598
Net amortization of premiums on investments	199,776	148,000	4,818
Changes in assets and liabilities:
Premiums due from policyholders	(199,110)	(312,357)	(133,948)
Amounts due from reinsurers	6,106,084	(4,010,964)	4,047,735
Accrued investment income	(99,610)	(136,161)	118,005
Deferred policy acquisition costs	(2,566,091)	419,581	(179,839)
Prepaid benefit cost	—	—	1,454,694
Federal income taxes recoverable	—	45,396	(45,396)
Deferred equity offering expenses	173,710	(173,710)	—
Other assets	754	59,650	28,035
Losses and loss adjustment expenses	5,094,524	5,201,477	(2,383,319)
Unearned premiums	1,134,026	1,540,806	(567,923)
Reinsurance funds withheld and premiums ceded payable	(5,207,917)	7,066,044	(1,673,857)
Accrued expenses and other liabilities	828,670	1,125,333	542,769

Net cash provided by operating activities	6,952,974	11,361,751	974,392

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	16,138,756	15,676,692	8,460,325
Proceeds from sales of equity investments	2,538,936	429,208	2,707,390
Purchases of fixed maturity investments	(28,457,755)	(26,361,419)	(8,658,609)
Purchases of equity investments	(4,583,690)	(8,017)	(315,724)
Increase in receivable from investments	(739,150)	—	—
Issuance of note receivable from related party	—	(140,000)	—
Repayment of note receivable from related party	3,738	—	—
Purchase of equipment, net	(166,616)	(28,387)	(31,744)

Net cash (used in) provided by investing activities	(15,265,781)	(10,431,923)	2,161,638

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,007,257	—	—
Repayment of surplus notes	—	(804,000)	—
Issuance of surplus notes	—	641,280	1,370,053

Net cash provided by (used in) financing activities	5,007,257	(162,720)	1,370,053

Net (decrease) increase in cash and cash equivalents	(3,305,550)	767,108	4,506,083

Cash and cash equivalents, beginning of year	6,977,804	6,210,696	1,704,613

Cash and cash equivalents, end of year	$3,672,254	$6,977,804	$6,210,696

Supplemental disclosure of cash flow information:
Federal income taxes (paid) received	$(42,000)	$20,396	$—

Interest paid	$371,711	$398,678	$344,845

Supplemental disclosure of non-cash financing activities:
Conversion of surplus notes and accrued interest to common stock	$2,497,740	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of operations

Fremont Michigan InsuraCorp, Inc. and subsidiary (collectively, the “Company”) includes Fremont Michigan InsuraCorp, Inc. (“FMIC”) and its wholly owned subsidiary Fremont Insurance Company (“FIC”). FIC is a Michigan licensed property and casualty insurance carrier operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents.

Conversion and demutualization

On October 12, 2004, FIC, formerly Fremont Mutual Insurance Company, converted from a mutual to a stock form of insurance company and subsequently on October 15, 2004, all of its outstanding capital stock was transferred to FMIC thereby becoming a wholly owned subsidiary of FMIC. Prior to the conversion and since 1876, Fremont Mutual Insurance Company conducted business as a Michigan domiciled mutual property and casualty insurer. FMIC was formed on November 18, 2003 for the purpose of acquiring all of the stock of FIC. On October 15, 2004 FMIC issued and sold 862,118 shares of its Common Stock at $10 per share (the “Conversion”). As part of the Conversion, surplus note holders converted approximately $2,498,000 of principal and accrued interest on surplus notes into common stock of FMIC. The following table presents (in thousands) the net value of the common stock issued as well as the net cash proceeds received as a result of the Conversion:

Gross value of common stock issued	$8,621
Less: Offering costs	(1,116)

Net value of common stock issued	7,505
Less: Surplus notes and accrued interest converted to common stock	(2,498)

Net cash received	$5,007

Principles of consolidation and presentation

The accompanying consolidated financial statements which include the accounts of FMIC since the Conversion and its wholly-owned subsidiary, FIC, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which vary in certain respects from statutory accounting practices followed in reporting to insurance regulatory authorities. See Note 12—Statutory Insurance Accounting Practices for additional information regarding statutory accounting practices. All significant intercompany transactions have been eliminated.

Investments

At December 31, 2004 and 2003, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and the corresponding deferred tax asset valuation allowance, reported as a component of accumulated other comprehensive income or loss until realized.

The Company reviews the status and market value changes of its investment portfolio on at least a quarterly basis during the year, and any provisions for other than temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

impairment, the Company, in addition to an investment’s market price history and its intent and ability to hold fixed maturity investments until maturity, considers the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations, in their totality to reach its conclusions. When a security in the Company’s investment portfolio has an unrealized loss in value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the statement of operations. Any future increases in the market value of investments written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within stockholders’ equity.

Realized gains and losses on sales of investments are computed based on a specific identification basis and include write downs on available-for-sale investments considered to have other than temporary declines in market value.

Additionally, the Company’s impairment evaluation and recognition for interests in mortgage-backed/asset-backed investments is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on investments must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. As a result of this re-evaluation process there were no impairment losses recorded during the years ended December 31, 2004, 2003 or 2002.

Dividend and interest income are recognized when earned. Discount or premium on fixed maturities purchased at other than par value is amortized using the effective interest method.

Discount or premium on loan-backed investments is amortized using anticipated prepayments with significant changes in anticipated prepayments accounted for retrospectively. Prepayment assumptions for loan-backed investments were obtained from broker dealer survey values or internal estimates. These assumptions are consistent with the current interest rate environment.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid short-term investments. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

Insurance premium income is recognized on a daily pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in-force. Generally, premiums are collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums due from policyholders are net of an allowance for doubtful accounts of $63,116 and $78,129 at December 31, 2004 and 2003, respectively.

Other income consists of premium installment charges which are recognized when earned and other miscellaneous income.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Other comprehensive income or loss

The Company presents other comprehensive income or loss as a component of stockholders’ equity on the consolidated statements of stockholders’ equity and comprehensive income. For the years ended December 31 2004, 2003, and 2002, the unrealized gain and loss on investments included in other comprehensive income and loss consisted of the following:

	2004	2003	2002
Unrealized gain (loss) on investments arising during the period	$309,099	$664,357	$(312,066)
Deferred income tax (expense) benefit of unrealized gain (loss) on investments arising during the period	(105,094)	(225,881)	106,102
Change in deferred tax valuation allowance	105,094	225,881	(106,102)

Unrealized gain (loss) on investments arising during the period, net of deferred income taxes and valuation allowance	309,099	664,357	(312,066)
Adjustment for pretax realized losses (gains) on investments included in income	(276,520)	31,829	195,598
Deferred income tax (benefit) expense of realized losses (gains) included in income	94,017	(10,822)	(66,503)
Change in deferred tax valuation allowance	(94,017)	10,822	66,503

Net unrealized gain (loss) on investments	$32,579	$696,186	$(116,468)

Losses and loss adjustment expense reserves

Losses and loss adjustment expense (“LAE”) reserves represent the estimated liability for reported losses and loss adjustment expenses, and actuarial estimates for incurred but not reported losses and loss adjustment expenses based upon the Company’s actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. The methods of making estimates and establishing these reserves are reviewed regularly, and resulting adjustments are reflected in income currently. The liability for losses and loss adjustment expenses is necessarily an estimate and while it is believed to be adequate, the ultimate liability could exceed or be less than such estimate. Anticipated salvage and subrogation for the years ended December 31, 2004, 2003, and 2002 was approximately $473,000, $794,000 and $1,067,000, respectively.

Reinsurance

The Company accounts for reinsurance contracts under the provisions of Statement of Financial Accounting Standards (“SFAS”), No. 113, “Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts.” Net premiums written, net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from reinsurers are

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk with respect to the individual reinsurer that participates in its ceded programs to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Services.

Property, equipment and depreciation

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method. Estimated useful lives are: building—35 years, data processing equipment including software—3 to 5 years and furniture, fixtures and equipment—5 to 7 years. Maintenance, repairs and minor renewals are charged to expense as incurred. Depreciation expense was $120,529, $130,947 and $140,580 for the years ended December 31, 2004, 2003, and 2002, respectively. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts; any resulting gain or loss is reflected in income.

Deferred policy acquisition costs

Policy acquisition costs, specifically commissions paid net of ceding commissions received, are deferred, subject to ultimate recoverability from future income, including investment income, and amortized to expense over the period in which the related premiums are earned.

Deferred equity offering costs

Deferred equity offering costs at December 31, 2003 represent specific incremental costs, including external accounting, legal and underwriter’s fees, directly attributable to the stock offering which was completed on October 15, 2004.

Demutualization expenses

Demutualization expenses include the cost of printing and postage for communications with policyholders and the cost of engaging external accounting, actuarial, legal and other consultants to advise the Company in the demutualization process.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company values stock options issued based upon an option-pricing model and recognizes the fair value as an expense over the period in which the options vest.

Federal income taxes

Deferred federal income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company has reviewed its deferred federal income tax assets for recoverability based on the availability of future taxable income when the deductible temporary differences are expected to reverse, and has determined, based on its recent loss experience, that it is more likely than not that sufficient taxable income may not exist in the periods of reversal. Accordingly, the Company has recorded a deferred tax asset valuation allowance for the entire net deferred tax asset. Once the Company has re-established a pattern of profitability, the deferred tax asset valuation allowance may be reduced upon evaluation of the availability of future taxable income.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and believes it will not have a material effect on the consolidated financial statements as the Company already values stock options issued based upon an option-pricing model and recognizes the fair value as an expense over the period in which the options vest.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

2. Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at December 31, 2004 and 2003 are as follows:

	2004
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,467,011	$11,248	$61,148	$4,417,111
States and political subdivisions	244,126	—	2,002	242,124
Corporate securities	20,952,374	247,820	105,795	21,094,399
Mortgage-backed securities	11,449,913	55,832	53,685	11,452,060

	37,113,424	314,900	222,630	37,205,694

Preferred stocks	498,800	6,800	—	505,600
Common stocks	4,086,743	496,260	16,845	4,566,158

	4,585,543	503,060	16,845	5,071,758

Total	$41,698,967	$817,960	$239,475	$42,277,452

	2003
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,986,840	$10,105	$47,268	$3,949,677
States and political subdivisions	248,512	—	873	247,639
Corporate securities	12,599,965	171,253	83,198	12,688,020
Mortgage-backed securities	8,124,641	65,668	31,187	8,159,122

	24,959,958	247,026	162,526	25,044,458

Preferred stocks	498,800	19,600	—	518,400
Common stocks	1,799,712	455,145	13,339	2,241,518

	2,298,512	474,745	13,339	2,759,918

Total	$27,258,470	$721,771	$175,865	$27,804,376

The cost or amortized cost and estimated fair value of fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$244,126	$242,124
Due after one year through five years	5,800,961	5,747,032
Due after five years through ten years	13,663,053	13,770,080
Due after ten years	5,955,371	5,994,398
Mortgage-backed securities	11,449,913	11,452,060

	$37,113,424	$37,205,694

Net investment income for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Fixed maturities	$1,373,166	$1,193,361	$780,821
Equity securities	146,637	114,188	172,567
Cash and cash equivalents	61,389	68,906	60,347

Gross investment income	1,581,192	1,376,455	1,013,735

Less: Investment expenses	(622,490)	(561,326)	(364,384)

Net investment income	$958,702	$815,129	$649,351

Net realized gains (losses) on investments for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Gross realized investment gains:
Fixed maturities	$90,800	$231,449	$120,131
Equity securities	393,393	65,985	11,871

	484,193	297,434	132,002

Gross realized investment losses:
Fixed maturities	56,553	147,403	37,112
Equity securities	151,120	181,860	290,488

	207,673	329,263	327,600

Net realized gains (losses) on investments	$276,520	$(31,829)	$(195,598)

During the years ended December 31, 2003 and 2002 other than temporary impairment losses on available for sale equity investments, amounting to $181,860 and $276,760, respectively, are included in net realized investment gains (losses) on investments in the statement of operations. There were no impairment losses in 2004.

Sales of available for sale fixed maturities resulted in the following during the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Proceeds	$9,120,916	$9,300,008	$3,209,715

Gross gains	$90,790	$227,324	$118,098

Gross losses	$56,063	$125,039	$—

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

During 2003, the Company engaged an investment management consultant for the fixed maturity portfolio. Under the guidelines provided to the investment management consultant the fixed maturity portfolio has experienced a rebalancing during 2004 and 2003. The focus of the Company’s rebalancing is to improve credit quality, liquidity and diversification within the portfolio, to create a more stable income stream and to enhance long-term total return. During 2004, special attention was given to portfolio duration in order to reduce market value fluctuations in a rising interest rate environment. Despite the Company’s intent and ability to hold fixed maturity investments until maturity, proceeds from the sale of fixed maturity investments increased during 2004 and 2003 as a result of rebalancing the portfolio.

The following tables shows the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2004 and 2003.

	December 31, 2004
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,060,753	$29,766	$1,391,941	$31,382	$3,452,694	$61,148
States and political subdivisions	—	—	242,124	2,002	242,124	2,002
Corporate securities	11,465,670	87,172	1,296,500	18,624	12,762,170	105,796
Mortgage-backed securities	3,393,357	26,917	2,110,687	26,767	5,504,044	53,684

	16,919,780	143,855	5,041,252	78,775	21,961,032	222,630

Preferred stocks	—	—	—	—	—	—
Common stocks	367,390	16,845	—	—	367,390	16,845

	367,390	16,845	—	—	367,390	16,845

Total	$17,287,170	$160,700	$5,041,252	$78,775	$22,328,422	$239,475

	December 31, 2003
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,889,119	$47,268	$—	$—	$2,889,119	$47,268
States and political subdivisions	247,639	873	—	—	247,639	873
Corporate securities	6,194,511	83,198	—	—	6,194,511	83,198
Mortgage-backed securities	2,750,796	31,187	—	—	2,750,796	31,187

	12,082,065	162,526	—	—	12,082,065	162,526

Preferred stocks	—	—	—	—	—	—
Common stocks	91,434	13,339	—	—	91,434	13,339

	91,434	13,339	—	—	91,434	13,339

Total	$12,173,499	$175,865	$—	$—	$12,173,499	$175,865

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2004, the portfolio included 39 fixed maturity investments and 2 equity investments in an unrealized loss position for less than 12 months and 15 fixed maturity investments in an unrealized loss position for more than 12 months, none of which were trading below 80% of cost or amortized cost. All of the fixed maturity investments in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade investments. While all of these investments are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These investments have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these investments support the view that these investments were not other-than-temporarily impaired.

At December 31, 2004, fixed maturities with a carrying value approximating $422,672 were on deposit with regulatory authorities, as required by law.

3. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Fixed maturities and equity securities

The fair values for available for sale fixed maturity and equity securities are based on quoted market prices, when available. If not available, fair values are based on values obtained from investment brokers.

Cash and cash equivalents

The carrying amount is a reasonable estimate of fair value.

Note receivable

The carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the note.

Surplus notes

The carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the notes.

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed maturities	$37,205,694	$37,205,694	$25,044,458	$25,044,458
Equity securities	5,071,758	5,071,758	2,759,918	2,759,918
Cash and cash equivalents	3,672,254	3,672,254	6,977,804	6,977,804
Note receivable	136,262	136,262	140,000	140,000
Financial liability:
Surplus notes	2,890,288	2,890,288	5,264,333	5,264,333

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

4. Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company determines the amount and scope of reinsurance coverage to purchase each year based on an evaluation of the risks accepted, consultation with reinsurance professionals and a review of market conditions, including availability and cost. The Company utilizes three primary categories of treaty reinsurance coverage, as well as facultative coverage, to reduce the impact of major losses. The treaty reinsurance includes multi-line excess of loss, catastrophic excess of loss and quota share coverages.

Multi-line excess of loss coverage

The excess of loss program is the Company’s primary reinsurance coverage. The Company’s retention on any one risk in 2004 and 2003 for all lines of business was $125,000. During 2002 the Company’s retention on any one risk for all lines of business, except for workers compensation, was $125,000. For workers compensation, the Company utilized a 70% quota share contract covering the first $1,000,000 during 2002. The excess of loss contract provided coverage above $1,000,000 for workers compensation during 2002.

During 2004 and 2003 the property excess of loss coverage provided up to $2,375,000 over the $125,000 retention. The 2002 property excess of loss coverage provided up to $975,000 over the $125,000 retention.

During 2004, 2003 and 2002 casualty excess of loss coverage provided up to $4,875,000 over the $125,000 retention.

There is an annual aggregate deductible feature in the amount of $400,000 that applies to the multi-line contract.

An additional workers compensation catastrophe excess of loss program provided an additional $5,000,000 in 2004, $3,000,000 in 2003 and $5,000,000 in 2002 of coverage to cover a catastrophic event.

Catastrophic coverage

The Company had 3 layers of catastrophic excess of loss reinsurance providing coverage for up to $20,000,000 above a $1,000,000 retention for all three years. The Company had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would have lapsed after the second event, in which case the Company would have evaluated the need for a new contract for the remainder of a particular year. During 2004 and 2003 the first layer could be reinstated for a fee of 100% of the original premium and 125% of the original premium in 2002. The next two higher layers carried a 100% reinstatement fee for all three years.

Quota share coverage

The Company also utilized quota share reinsurance under agreements that provided coverage on all lines of business.

In 2002, the Company ceded 70% of the premium and 70% of the first $1,000,000 in losses to reinsurers under the workers compensation quota share agreement. The Company received a 25% commission on the premium ceded.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In 2002, the Company ceded 50% all premium and losses to reinsurers under the auto quota share agreement. The Company received a 30% commission on the premium ceded for this coverage in 2002.

In 2002, the Company utilized an umbrella quota share agreement that covered 95% of the first $2,000,000 of exposure with an individual special acceptance clause for risks over $2,000,000 up to $5,000,000. The Company received a 25% commission on the premium ceded.

The Company’s boiler and machinery quota share agreement is primarily an equipment breakdown endorsement to commercial policies. The agreement is a 100% quota share contract with Hartford Steam Boiler. The Company receives a 30% commission on the premium ceded.

During 2002, the Company’s multi line quota share agreement provided coverage for the remainder of the Company’s business. The Company ceded 45% of its premiums and losses to the reinsurers. The agreement contained a loss corridor between loss and LAE ratios of 60% and 71% in 2002. Loss reimbursement from the reinsurers stops when the loss ratio is in the corridor and resumes when the ratio exceeds the corridor. The Company received a 31.5% commission on the premium ceded in 2002. The effect of the features in these agreements is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to the Company as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by the Company. While the Company does not receive pro rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under GAAP.

During 2003, the Company’s multi line quota share agreement provided coverage for virtually all of the Company’s business. The Company ceded 45% of its premiums and losses on all business except boiler and machinery to the reinsurers. The agreement contained a “loss corridor” provision. Reimbursement stops on losses when the loss and LAE ratio on the premium ceded is between 60% and 74% and resumes when the ratio is between 74% and 82.5%. A loss and LAE ratio that exceeds 82.5% will trigger a “drop down coverage” feature that will reimburse the Company for 100% of the losses between the loss ratios of 60% to 65%. Reimbursement stops between the loss ratios of 65% to 74%. Payment resumes again when the loss ratios are 74% to 85%. Losses in excess of 85% are 100% retained by the Company. The Company received a 36% commission on the ceded premium. The agreement is structured on a funds withheld basis and requires the Company to accrue interest at an annual rate of approximately 2.5%. During 2004 and 2003, the Company recorded interest expense of approximately $150,000 and $181,000, respectively, on the funds withheld balance. The agreement provides that a profit commission will be retained by the Company upon commutation equal to the positive balance in the funds withheld account. During 2004 and 2003 the Company accrued profit commission based on the experience of the underlying business ceded under this agreement of $945,000 and $840,000, respectively. The profit commission reduces ceded written and earned premiums.

On December 31, 2003, the Company placed the agreement into runoff. Reinsurance coverage will continue on those covered policies in force as of December 31, 2003, until the underlying policies expire during 2004. As a result, the underlying reinsurance assets and liabilities will runoff, and any net funds under the agreement, less a 3.5% risk charge to the reinsurers, would be retained by the Company.

The effect of the features in this agreement is to limit the reinsurers’ aggregate exposure to loss and thereby reduce the ultimate cost to the Company as the ceding company. These features also have the effect of reducing the amount of protection relative to the quota share amount of premiums ceded by the Company. While the Company does not receive pro-rata protection relative to the amount of premiums ceded, the amount of such protection is significant, as determined in accordance with guidance under GAAP.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In addition to ceding a significant portion of its risks to the reinsurer, the agreement also allows the Company to reduce its financial leverage and to realize immediate reimbursement for related upfront acquisition costs, thus adding to its financial capacity. The following table illustrates the effects of the multi-line quota share agreement in effect during 2004 and 2003 on selected financial information of the Company (in thousands):

		Amounts Excluding the Effects of the Reinsurance Agreement
	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2004
Net premiums written	$36,504	$35,424
Net premiums earned	27,196	34,385
Loss and LAE, net	16,974	21,142
Income before federal income taxes	1,591	4,690

Statutory surplus	$20,270	$23,369
Ratio of net premiums written to statutory surplus	1.80:1	1.52:1

	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2003
Net premiums written	$18,891	$32,736
Net premiums earned	18,099	31,312
Loss and LAE, net	11,370	19,206
Income before federal income taxes	261	351

Statutory surplus	$15,658	$15,748
Ratio of net premiums written to statutory surplus	1.21:1	2.08:1

Facultative

The Company utilizes facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. In 2004, the Company obtained coverage for commercial properties it insured in excess of $2,500,000. Coverage is determined on each individual risk. During 2004 the range of coverage was from $500,000 up to $5,000,000. In 2003 and 2002, the Company obtained coverage for properties it insured in excess of $500,000 on commercial risks and in excess of $1,000,000 on personal risks, recovery amounts were $4,500,000 on commercial risks and $1,000,000 on personal risks.

Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company. The Company remains liable for the ceded amount of reserves for unpaid losses and loss adjustment expenses and ceded unearned premiums in the event the assuming insurance organizations are unable to meet their contractual obligations. As a result, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. All reinsurers are rated A- or better by A. M. Best Company. Furthermore, the Company has not experienced a collectibility problem with any reinsurer.

The Company receives a ceding commission in conjunction with its reinsurance activities. These ceding commissions are offset against direct commission expense and were $72,302, $5,340,326 and $4,239,768 in

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

2004, 2003 and 2002, respectively. The decline in 2004 is due to the fact that the quota share agreement was placed into runoff on December 31, 2003.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. At December 31, 2004, the Company had recoverables of $10,880,000. This balance was comprised of $1,486,000 for paid losses, $9,187,000 for unpaid losses and $207,000 in unearned premium ceded to the reinsurers. At December 31, 2003, the Company had recoverables of $16,986,000. This balance was comprised of $863,000 for paid losses, $7,742,000 for unpaid losses and $8,381,000 in unearned premium ceded to the reinsurers. The Company holds collateral in the form of letters of credit, trust accounts or funds withheld accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Services. At December 31, 2004, the Company has letters of credit available of approximately $1,662,000 from unauthorized reinsurers. The Company did not utilize any of the letters of credit during 2004. At December 31, 2004, the Company had 5 reinsurance recoverable amounts from reinsurers whose individual recoverable balance exceeded 5% of the total recoverable amount. The amount due from these 5 reinsurers accounts for 79% of the total recoverable.

The effect of reinsurance on premiums written and earned for the years ended December 31, 2004, 2003 and 2002, are as follows:

	2004		2003		2002
	Written	Earned	Written	Earned	Written	Earned
Direct	$40,539,716	$39,402,920	$37,484,389	$35,997,072	$34,110,500	$34,678,423
Assumed	160,193	162,963	161,691	140,999	137,578	117,498
Ceded	(4,195,716)	(12,369,893)	(18,754,615)	(18,039,524)	(17,843,410)	(18,370,284)

Net premiums	$36,504,193	$27,195,990	$18,891,465	$18,098,547	$16,404,668	$16,425,637

Losses and loss adjustment expenses reported on the statement of operations are net of ceded amounts of approximately $8,935,000, $11,190,000 and $6,742,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

5. Federal Income Taxes

Income tax expense is computed under the liability method, whereby deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and those for income tax purposes. A valuation allowance is required to be established against a deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2004	2003	2002
Current	$78,452	$35,076	$(45,396)
Deferred expense (benefit)	604,500	96,419	(240,384)
Change in valuation allowance	(604,500)	(96,419)	240,384

	$78,452	$35,076	$(45,396)

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income or loss before federal income taxes. For the years ended December 31, 2004, 2003 and 2002, the reasons for these differences and the tax effects thereof, are as follows:

	Years Ended December 31,
	2004	2003	2002
Expected tax expense (benefit)	$540,937	$88,725	$(210,445)
Change in valuation allowance	(604,500)	(96,419)	240,384
Dividends received deduction	(30,109)	(23,100)	(34,910)
Nondeductible expenses, net	127,235	12,555	6,107
Provision to return variance	45,138	48,513	(45,396)
Other, net	(249)	4,802	(1,136)

	$78,452	$35,076	$(45,396)

Amounts classified as ‘provision to return variance’ in 2004 and 2003 primarily reflect adjustments to prior period deferred tax items used in calculating the tax provision so they are consistent with the final amounts reflected on the Company’s income tax return. The amount in 2002 is due to the fact that the Company filed a request for refund in the amount of $45,396, relating to 1998 and 2000 federal income taxes paid, due to the suspension of the limitation on the use of AMT net operating losses for those years.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to deferred federal income tax assets and deferred federal income tax liabilities are as follows:

	As of December 31,
	2004	2003
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$399,674	$276,262
Unearned premium reserves	1,346,649	715,570
Realized losses on investments	3,740	305,147
Postretirement benefits accrued	931,648	753,961
Net operating loss carryforward	2,716,444	3,174,562
Capital loss carryfoward	207,391	—
Alternative minimum tax credit carryforward	357,697	365,887
Other deferred tax assets	155,046	279,729

Total deferred federal income tax assets	6,118,289	5,871,118

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(978,320)	(100,140)
Unrealized gains on investments	(196,685)	(185,608)
Property and equipment	(214,285)	(230,785)
Other deferred tax liabilities	(16,987)	(26,996)

Total deferred federal income tax liabilities	(1,406,277)	(543,529)

Net deferred federal income tax asset	4,712,012	5,327,589

Valuation allowance	(4,712,012)	(5,327,589)

Deferred federal income taxes	$—	$—

The Company has net operating loss carryforwards of approximately $7,990,000, which begin to expire in 2009 and fully expire in 2021, and alternative minimum tax credits of approximately $358,000, which may be carried forward indefinitely.

6. Property and Equipment

At December 31, 2004 and 2003, property and equipment consisted of the following:

	As of December 31,
	2004	2003
Building and land	$1,926,930	$1,926,930
Data processing equipment, including software	799,366	751,785
Furniture, fixtures and equipment	677,202	558,169

	3,403,498	3,236,884

Less: Accumulated depreciation	(2,555,395)	(2,434,868)

Total property and equipment, net	$848,103	$802,016

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

7. Deferred Policy Acquisition Costs

Deferred policy acquisition costs and the related amortization charged to income were as follows:

	Years Ended December 31,
	2004	2003	2002
Net asset balance, beginning of year	$294,530	$714,111	$534,272

Amounts deferred:
Commissions to agents	5,924,721	5,443,460	5,098,207
Ceding commission income	(72,302)	(5,340,326)	(4,239,768)

Net amounts deferred	5,852,419	103,134	858,439

Net amortization	(3,286,328)	(522,715)	(678,600)

Net asset balance, end of year	$2,860,621	$294,530	$714,111

During 2004 and 2003, the Company received a 36% ceding commission on the ceded premiums under the multi line quota share reinsurance agreement. During 2002, the Company received a 31.5% ceding commission on the ceded premiums under the multi line quota share reinsurance agreement.

8. Loss and Loss Adjustment Expense Liability

The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior years’ reserve estimates are reflected in the results of operations in the year such changes are determined. Activity in the liability for loss and loss adjustment expenses is summarized as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Balance, beginning of year	$13,878	$8,677	$11,060
Less reinsurance balance recoverable	7,742	4,302	5,433

Net balance, beginning of year	6,136	4,375	5,627

Incurred related to:
Current year	17,640	10,270	10,912
Prior years	(666)	1,100	(276)

Total incurred	16,974	11,370	10,636

Paid related to:
Current year	11,328	6,609	8,073
Prior years	1,996	3,000	3,815

Total paid	13,324	9,609	11,888

Net balance, end of year	9,786	6,136	4,375
Plus reinsurance balances recoverable	9,187	7,742	4,302

Balance, end of year	$18,973	$13,878	$8,677

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In 2004, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $666,000 which represents 10.9% of loss and LAE reserves as of the beginning of the year. The favorable development was concentrated in the commercial segment’s product lines of commercial multiple peril and workers compensation which experienced favorable development of $1,076,000 primarily in accident years 2000, 2002 and 2003. As discussed below, in 2003 the Company strengthened its reserves in the commercial segment because the Company’s actuarial projections indicated higher ultimate losses on prior accident years driven primarily by the volatility in claim development within the newer product lines within the commercial segment. Throughout 2004 the development on commercial losses has been less than what was expected as the settlement of reported cases has been favorable. The Company continues to monitor both Company trends and industry trends as it relates to the development of losses in the newer commercial product lines. The homeowner and farm product lines experienced adverse development of $344,000 resulting from the normal claims review process, and not from changes in key assumptions or reserving methods.

During 2003, the Company recognized an increase of approximately $1,100,000 in the liability for loss and loss adjustment expenses related to prior years as a result of strengthening its reserves. The adverse development in 2003, which approximated 25.1% of the net liability for loss and loss adjustment expenses as of the beginning of the year, is primarily attributable to variations from expected claim severity in the commercial line of business, specifically, commercial multiple peril for the 2000, 2001 and 2002 accident years. The variation from initial reserve estimates is attributable to several factors. First, the commercial multiple peril line includes several newer and growing product lines for which the Company has not had a robust history with respect to the nature of claims development, particularly with ‘longer-tail’ liability claims. Lack of a fully developed book of commercial multiple peril business has made our initial reserve estimates very difficult to predict. As such, the claim development has been more volatile and immature in the early stages of development. For many years, the Company’s core business consisted primarily of homeowners’ policies which are typically ‘shorter-tail’ claims. Liability claims typically require more extended periods of investigation and at times protracted litigation before they are finally settled, and therefore tend to yield loss development and payment patterns that stretch over longer periods of time.

In several liability cases both factual and medical information were disclosed in years subsequent to the accident year causing adverse development. The delay in obtaining this information is due to increased regulations with respect to disclosing medical records as well as changes in the legal climate. Moreover, the commercial multiple peril line includes larger liability exposures which have increased the claim severity not experienced by the Company in the past. The average net incurred loss including loss adjustment expense for the commercial segment was $5,969 in 2003 compared to $1,566 in 2002. Based on the factors described above management strengthened the case base reserves during 2003. As a result, actuarial projections indicated higher ultimate losses on prior years and management increased its estimate of the reserve for incurred but not reported claims.

9. Surplus Notes

During 1998, 64 parties, including agents, directors, employees and other private investors purchased surplus notes aggregating $4,057,000 from the Company. During 2002, additional surplus notes aggregating $350,000 were purchased from the Company by its employees. These notes, referred to as Series A notes, paid an annual interest rate of 8.5 percent with principal and any accrued unpaid interest due on June 30, 2003.

In December of 2002, the Company began issuing Series B notes with an annual interest rate of 7.0 percent with principal due on September 30, 2007. Interest only shall be paid annually on March 15. Repayment of any principal or interest is subject to written authorization by the Commissioner of Insurance of the State of Michigan and approval by the Company’s board of directors.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In December 2002, approximately $2,673,000 million of Series A notes were converted into Series B notes at the request of the holders. Also in December 2002, additional notes, aggregating approximately $1,020,000, were purchased by agents and other private investors. During 2003, approximately $641,000 of Series B Surplus Notes were issued. In addition, holders of $930,000 of the Series A Surplus Notes converted their notes into Series B Surplus Notes. The balance of the Series A Surplus Notes, which approximated $804,000, was repaid on June 30, 2003. In conjunction with the Conversion which was completed on October 15, 2004 approximately $2,374,000 of Series B Surplus Notes were converted into stock of the Company. The table below reflects the transactions, in thousands, affecting the surplus notes balance.

	Years Ended December 31,
	2004	2003
Surplus notes, beginning of year	$5,264	$5,427

Conversion of surplus notes into common stock	(2,374)	—
Repayment of surplus notes	—	(804)
Issuance of surplus notes	—	641

Surplus notes, end of year	$2,890	$5,264

The outstanding balance at December 31, 2004 and 2003 included approximately $1,895,000 and $3,629,000, respectively of surplus notes held by related parties consisting of non-employee directors, agents, officers of the Company and an investment broker who provided services to the Company. Interest expense on surplus notes held by related parties was approximately $223,000 in 2004, $395,000 in 2003 and $365,000 in 2002.

10. Employee Benefit Plans

Other postretirement plans

The Company provides certain postretirement health care benefits for retired employees. Prior to December 31, 2004, substantially all employees became eligible for these benefits upon reaching retirement age, as defined, while employed by the Company. In December 2004 the Company’s board of directors approved an amendment to the plan effective December 31, 2004 which significantly reduced the number of eligible participants in the plan, discontinued future eligibility for all other employees and reduced the level of health care benefits for future retirees determined to be eligible as of December 31, 2004. The plan amendment resulted in a reduction to the accumulated projected benefit obligation at December 31, 2004 of $2,003,943 of which $486,915 reduced the unrecognized transition obligation while the remaining credit balance of $1,517,028 represents the unrecognized reduction to prior service cost as a result of the plan amendment. The balance of the unrecognized reduction to prior service cost will be amortized over 17.7 years which represents the average future lifetime of retirees and fully eligible active participants at the date of the amendment.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The components of the accrued benefit cost and net periodic benefit cost are as follows:

	Years Ended December 31,
	2004	2003	2002
Change in benefit obligation:
Benefit obligation, beginning of year	$3,906,010	$3,389,802	$2,610,460
Service cost	255,624	195,217	163,547
Interest cost	222,938	201,439	171,084
Plan participants’ contributions	13,249	10,889	7,994
Plan amendment	(2,003,943)	—	—
Actuarial (gain) loss	(227,794)	173,134	500,149
Benefits paid	(69,435)	(64,471)	(63,432)

Benefit obligation, end of year	2,096,649	3,906,010	3,389,802

Fair value of plan assets at beginning and end of year	—	—	—

Funded status	(2,096,649)	(3,906,010)	(3,389,802)
Unrecognized prior service cost	(1,517,028)	—	—
Unrecognized net actuarial loss	873,537	1,152,871	1,024,861
Unrecognized prior transition obligation	—	535,607	584,298

Accrued benefit cost	$(2,740,140)	$(2,217,532)	$(1,780,643)

Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.75%	6.0%

Components of net periodic benefit cost:
Service cost	$255,624	$195,217	$163,547
Interest cost	222,938	201,439	171,084
Amortization of prior transition obligation	48,692	48,692	48,692
Amortization of net actuarial loss	51,540	45,124	19,246

Net periodic benefit cost	$578,794	$490,472	$402,569

The accrued benefit cost at December 31, 2004 and 2003, is included in accrued expenses and other liabilities in the accompanying balance sheets.

The Company uses a December 31 measurement date for its other postretirement plan. As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. The Company expects to contribute approximately $51,000 to the plan in 2005 to cover anticipated benefit payments. At December 31, 2004, the Company’s expected future benefit payments are as follows:

2005	$51,000
2006	64,000
2007	64,000
2008	71,000
2009	84,000
2010 - 2014	593,000

$927,000

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

For measurement purposes as of December 31, 2004, 2003 and 2002, the annual rate of increase in the per capita cost of covered health care benefits assumed for the subsequent year was 10%. Each year the rate was assumed to decrease by 0.5% per year until the ultimate rate of 5.5% was reached.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$91,466	$(70,865)
Effect on postretirement benefit obligation	$744,072	$(501,515)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to qualifying sponsors of retiree healthcare benefit plans. The Company has elected to defer accounting for the Act as it is currently evaluating the significance of the impact on the postretirement benefit obligation. Therefore, the valuation of the unfunded postretirement benefit obligation and the determination of the net postretirement benefit cost included in these financial statements do not reflect the effects of the Act on the plan.

Defined benefit plan

Effective November 30, 2001, the Company terminated the sponsored defined benefit plan. As of January 1, 2001, the Company had estimated that plan assets would exceed the projected benefit obligation as of the date of termination and a prepaid pension asset was recorded.

As a result of the termination of the Plan, during 2001, the Company recognized a curtailment gain of approximately $1,109,000 resulting in a prepaid benefit cost of $1,454,694 as of December 31, 2001. During 2002, the Company recorded net periodic benefit income of approximately $138,000 and a $424,808 settlement loss. After giving effect to the 2002 net periodic benefit income and settlement loss, the remaining prepaid benefit cost was liquidated in August of 2002. In accordance with the terms of the liquidation, the Company received approximately $701,000 upon settlement. In addition to the net periodic income, the Company contributed approximately $293,000 to the Company’s 401(k) plan and approximately $175,000 was paid in excise taxes as a result of the settlement of the defined benefit plan. The impact of the net periodic benefit income, 401(k) contribution and excise taxes recorded during 2002, which approximated $330,000, is reflected within policy acquisition and other underwriting expenses in the 2002 statement of operations. The components of the net periodic benefit cost at December 31, 2002 are as follows:

2002
Components of net periodic benefit cost:
Service cost	$—
Interest cost	166,320
Expected return on plan assets	(293,684)
Amortization of prior service cost	—
Curtailment gain	—
Settlement loss	424,808
Amortization of prior transition obligation	(11,313)
Recognized net actuarial loss	—

Net periodic benefit cost	$286,131

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Defined contribution plan

The Company has a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. The Company matches 50% of employee contributions up to three percent of the employee’s salary. The Company may also make discretionary contributions to the Plan. Company contributions approximated $74,000 in 2004, $69,000 in 2003 and $68,000 in 2002. During 2002, an additional contribution of approximately $293,000 was made to the Plan as a result of the termination of the defined benefit plan.

Other employee benefits

The Company provides vacation and sick pay benefits for all full-time employees. After one year of employment, any earned and unused vacation (up to 30 days) is payable as a post employment benefit. Prior to December 31, 2003, any earned and unused sick time (up to 30 days) was payable as a post employment benefit. Effective December 31, 2003, the Company reduced the maximum amount of earned and unused sick time that an employee can accumulate from 30 days to 6 days. The Company has accrued a liability for these post employment benefits in the amounts of approximately $183,000 and $202,000 at December 31, 2004 and 2003, respectively.

11. Lease Agreements

The Company leases various vehicles under non-cancelable operating lease agreements which begin to expire in 2006 and fully expire in 2007. Rental expense was approximately $57,000, $80,000 and $71,000 in 2004, 2003 and 2002, respectively.

Future minimum lease payments required under the vehicle leases as of December 31, 2004 are as follows:

For the year ended December 31,
2005	$39,111
2006	37,113
2007	17,363

$93,587

12. Capital and Surplus and Related Restrictions

As of December 31, 2004 and 2003, approximately $68,402,000 and $60,128,000, respectively, of consolidated assets represent assets of FIC that are subject to regulation and may not be transferred to FMIC in the form of dividends, loans or advances. Dividends paid by FIC are subject to limitations imposed by the Michigan Insurance Code (“Code”). Under the Code, FIC may pay dividends only from statutory earnings and capital and surplus. In addition, FIC may not declare an “extraordinary” dividend to its shareholders without the prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”). An extraordinary dividend or distribution is defined as a dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of statutory capital and surplus as of December 31, of the preceding year or the statutory net income, excluding net realized investment gains, for the immediately preceding calendar year. Accordingly, FIC may pay dividends of approximately $2,027,000 in 2005 without prior approval. However, the OFIS has the authority to prohibit payment of any dividend.

Certain regulations that affect the insurance industry are promulgated by the National Association of Insurance Commissioners (“NAIC”), which is an association of state insurance commissioners, regulators and

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has established risk-based capital (“RBC”) requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, each insurer must maintain its total capital and surplus above a calculated minimum threshold or take corrective measures to achieve that threshold. The Company has calculated its RBC level based on these requirements and has determined that it passed the RBC test and has capital and surplus in excess of the minimum threshold.

FIC’s statutory capital and surplus at December 31, 2004 and 2003 and statutory net income (loss) for the years ended December 31, 2004, 2003 and 2002 are as follows:

	As of December 31,
	2004	2003
Statutory capital and surplus	$20,270,043	$15,657,997

	Years Ended December 31,
	2004	2003	2002
Statutory net (loss) income	$(804,583)	$393,460	$908,071

13. Contingencies

The Company participates in the Property and Casualty Guaranty Association (“Association”) of the State of Michigan which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. Assessments to date have not been significant; however, in the opinion of management, while uncertain, the liability for future assessments will not materially affect the financial condition or results of operations of the Company.

14. Related Party Transactions

During 2003, the Company issued a $140,000 note receivable to an agent of the Company. The note requires a monthly payment, including interest at 6%, of $1,003, which is based on a 10 year amortization. The note includes a 5 year balloon payment, which becomes due January 2009. During 2004 and 2003, the agent earned $74,700 and $68,900, respectively, in regular and contingent commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

Two nonemployee directors of the Company are also owners of independent insurance agencies. Both individuals are currently appointed as agents with and write insurance for the Company. The terms and conditions of the agency agreements between these agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays all agencies commissions on business produced. All agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. Total regular and profit sharing commissions earned by these two agencies approximated $410,000, $384,000 and $401,000 in 2004, 2003 and 2002, respectively. The commission rates, including profit sharing commission opportunity, are the same as other agents of the Company. Both agencies are independent agents and also write with regional and national insurers that may be competitors of the Company.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

A nonemployee director of the Company is a partner in a law firm. The Company has retained this law firm for certain legal matters in the past and plans to continue to do so in the future. Legal fees paid by the Company to the law firm were approximately $261,000 in 2004, $121,000 in 2003 and $60,000 in 2002.

Various agents of the Company participated in the surplus note offerings and held surplus notes during 2004 through the Conversion date and at December 31, 2003, as disclosed in Note 9—Surplus Notes. The terms and conditions of the agency agreements between the agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays the agencies commissions on business produced. The agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. For the years ending December 31, 2004, 2003 and 2002 agents holding surplus notes earned regular and profit sharing commissions of approximately $1,800,000, $1,830,000 and $1,482,000, respectively.

Non-employee directors of the Company also participated in the surplus note offerings and held surplus notes during 2004 through the Conversion date and at December 31, 2003, as disclosed in Note 9—Surplus Notes. For the years ending December 31, 2004, 2003 and 2002, non-employee directors holding surplus notes received directors’ fees of $47,100, $27,900 and $31,200, respectively.

The Company also paid investment commissions to a firm controlled by an individual who held surplus notes at December 31, 2004 and 2003. Total investment commissions paid during the years ending December 31, 2004, 2003 and 2002 were approximately $13,000, $114,000 and $81,000, respectively.

15. Segment Information

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

The Company does not allocate assets, net investment income, net realized gains (losses) on investments, other income (expense), interest expense or demutualization expenses to its product lines. In addition, the Company does not separately identify depreciation expense related to the building by product line and such disclosure would be impracticable. Depreciation expense on the building, which is included as an investment expense within net investment income on the statements of operations, was $54,140 in 2004, 2003 and 2002. The accounting policies of the operating segments are the same as those described in Note 1—Summary of Significant Accounting Policies.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Segment data for the years ended December 31 are as follows:

	2004	2003	2002
Revenues:
Net premiums earned:
Personal lines	$16,837,528	$10,550,136	$10,690,846
Commercial lines	6,453,723	4,930,417	3,383,157
Farm	2,912,113	2,033,284	1,866,667
Marine	992,626	584,710	484,967

Total net premiums earned	27,195,990	18,098,547	16,425,637

Expenses:
Loss and loss adjustment expenses:
Personal lines	12,491,607	5,308,934	7,385,616
Commercial lines	1,741,074	4,870,919	1,323,104
Farm	1,990,931	981,541	1,353,493
Marine	750,432	208,779	573,523

Total loss and loss adjustment expenses	16,974,044	11,370,173	10,635,736

Policy acquisition and other underwriting expenses:
Personal lines	5,763,292	3,909,374	4,052,405
Commercial lines	2,209,035	1,826,975	1,282,398
Farm	996,783	753,437	707,567
Marine	339,765	216,665	183,829

Total policy acquisition and other underwriting expenses	9,308,875	6,706,451	6,226,199

Underwriting gain (loss):
Personal lines	(1,417,371)	1,331,828	(747,175)
Commercial lines	2,503,614	(1,767,477)	777,655
Farm	(75,601)	298,306	(194,393)
Marine	(97,571)	159,266	(272,385)

Total underwriting gain (loss)	913,071	21,923	(436,298)

Net investment income	958,702	815,129	649,351
Net realized gains (losses) on investments	276,520	(31,829)	(195,598)
Other income (expense)	231,710	207,916	(271,903)
Interest expense	(486,963)	(576,704)	(364,508)
Demutualization expenses	(302,050)	(175,479)	—

Income (loss) before federal income taxes	$1,590,990	$260,956	$(618,956)

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

16. Earnings Per Share

Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding. The computation of basic and diluted earnings per share is as follows:

Period from October 16, 2004 through December 31, 2004
Numerator for basic and diluted earnings per share:
Net income	$902,711

Denominator for basic earnings per share—weighted average shares outstanding	862,128
Effect of stock-based compensation plan	—

Denominator for diluted earnings per share	862,128

Basic earnings per share	$1.05

Diluted earnings per share	$1.05

Options to purchase 39,500 shares of common stock were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

17. Stock-based Compensation

The Company has a stock-based compensation plan which is described below. The Company accounts for the fair value of its grants under the plan in accordance with FAS Statement No. 123. The Company adopted the Fremont Michigan InsuraCorp, Inc. Stock-based Compensation Plan (the “Plan”) in November of 2003. Awards may include, among others, nonqualified stock options (“NQSOs”), restricted stock and stock appreciation rights.

Pursuant to the Plan, 5% of the outstanding shares of the Company have been reserved for future issuance in the form of newly-issued shares in satisfaction of awards under the Plan. If awards should expire, become unexercisable or be forfeited for any reason without having been exercised or without becoming vested in full, the shares of common stock subject to those awards would be available for the grant of additional awards. The total number of shares currently authorized in the Plan is 43,105 shares.

On October 15, 2004, the Company granted NQSOs for the purchase of 39,500 shares to the directors, executive officers and key employees. The stock purchase price for those options will be $10.00, the offering price of the stock. The Company will not receive any payment for granting the options. The options shall vest 20% per year. The options may fully vest upon the death or disability of the optionee or a change in control of the Company. The grants will be exercisable for up to 10 years from the grant date.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Information regarding stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
Outstanding at December 31, 2003	—	$—
Granted—2004	39,500	10.00
Exercised—2004	—	—
Forfeited—2004	—	—

Outstanding at December 31, 2004	39,500	$10.00	9.8	—

The compensation cost that has been charged against income for the period from October 16, 2004 to December 31, 2004 was $7,916. The per share weighted-average fair value of options granted in 2004 was $4.81. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 0%; expected volatility of 39.6%; risk-free interest rate of 3.85%, and an expected life of 7 years.

18. Quarterly Financial Data (Unaudited)

An unaudited summary of the Company’s 2004 and 2003 quarterly performance is as follows:

	Year ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$5,280,555	$6,504,750	$7,529,031	$9,348,586
Net income (loss)	(361,703)	921,145	(130,011)	1,083,107
Net income per share (1 and 2):
Basic	N/A	N/A	N/A	$1.05
Diluted	N/A	N/A	N/A	$1.05

	Year ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$4,581,477	$4,467,753	$4,262,939	$5,777,594
Net income (loss)	122,232	80,214	(214,571)	238,005
Net income per share (1 and 2):
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A

1—	Earnings per share data reflects the net income for the period from October 16, 2004 through December 31, 2004, the period subsequent to the Conversion. Net income during this period was $902,711.
2— Net	income (loss) per share for the periods prior to October 16, 2004 is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Beginning with our annual report on Form 10-K for 2006, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting and related attestation by our independent registered public accounting firm.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the section entitled “Matter No. 1 Election of Fremont Directors” of the Registrant’s definitive 2005 Proxy Statement to be filed on or about April 7, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 12, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” of the Registrant’s definitive 2005 Proxy Statement to be filed on or about April 7, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 12, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Registrant’s definitive 2005 Proxy Statement to be filed on or about April 7, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 12, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to the section entitled “Certain Transactions with Executive Officers and Directors” of the Registrant’s definitive 2005 Proxy Statement to be filed on or about April 7, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 12, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the section entitled “Independent Public Accountants” of the Registrant’s definitive 2005 Proxy Statement to be filed on or about April 7, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 12, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for Each of the Years in the Three-year Period Ended December 31, 2004
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2004
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2004
Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedules for the years 2004, 2003 and 2002 are submitted herewith:

Financial Statement Schedules:

Schedule I	Summary of Investments—Other Than Investments in Related Parties
Schedule II	Condensed Financial Information of Parent Company
Schedule III	Supplementary Insurance Information
Schedule IV	Reinsurance
Schedule V	Allowance for Uncollectible Premiums and other Receivables
Schedule VI	Supplemental Insurance Information Concerning Property and Casualty Subsidiaries

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits:

The exhibits required by Item 601 of Regulation SK are listed in the Exhibit Index. Documents not accompanying this report are incorporated by reference as indicated on the Exhibit Index.

(b) Reports on Form 8-K.

In a report on Form 8-K dated and filed on October 18, 2004, the Company reported, under Item 8.01 “Other Events”, a press release, dated October 18, 2004, announcing the closing of the initial public offering of common stock.

In a report on Form 8-K dated and filed on November 3, 2004, the Company reported, under Item 3.03 “Material Modification to Rights of Security Holders”, a press release, dated November 3, 2004, announcing the adoption of the Shareholder Rights Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

By:	/s/ RICHARD E. DUNNING	March 30, 2005
Richard E. Dunning President, Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Richard E. Dunning and Marvin R. Deur, or either of them acting individually, his true and lawful attorney-in-fact and agent, each with full power of substitution, for him and in his name and in all capacities, to sign all amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact and agent, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ RICHARD E. DUNNING Richard E. Dunning President, Chief Executive Officer and Director (principal executive officer)	March 30, 2005

By:	/s/ MARVIN R. DEUR	March 30, 2005
Marvin R. Deur Vice President and Treasurer (principal financial officer)

By:	/s/ KEVIN G. KAASTRA	March 30, 2005
Kevin G. Kaastra Controller (principal accounting officer)

By:	/s/ DONALD E. BRADFORD	March 30, 2005
Donald E. Bradford Director

By:	/s/ MICHAEL A. DEKUIPER	March 30, 2005
Michael A. DeKuiper Director

By:	/s/ JACK G. HENDON	March 30, 2005
Jack G. Hendon Director

By:	/s/ WILLIAM L. JOHNSON	March 30, 2005
William L. Johnson Director

By:	/s/ JACK A. SIEBERS	March 30, 2005
Jack A. Siebers Director

By:
Kenneth J. Schuiteman Director

By:	/s/ HAROLD L. WIBERG	March 30, 2005
Harold L. Wiberg Director

By:	/s/ DONALD VANSINGEL	March 30, 2005
Donald VanSingel Chairman of the Board of Directors

EXHIBIT INDEX

NUMBER	TITLE
3.1	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1)

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

10.1	Stock-Based Compensation Plan dated November 18, 2003 (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-112414 on Form S-1).

10.2	Employment Agreement between Richard E. Dunning and Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-112414 on Form S-1).

10.3	Form of Employment Agreement for other officers (Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-112414 on Form S-1).

10.4	Form of Series B Surplus Notes (Incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-112414 on Form S-1).

10.5	Form of Indemnity Agreement between Fremont Michigan InsuraCorp, Inc and its directors and officers (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-112414 on Form S-1).

10.6	Form of Agency Agreement and Endorsement to Agency Agreement for Profit Sharing (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-112414 on Form S-1).

10.7	Investment Management Agreement with Prime Advisors, Inc. (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-112414 on Form S-1).

14	Code of Ethics for Senior Financial Executives

21	Subsidiaries of the registrant.

24	Power of Attorney (see Signatures of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2004

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$4,467,011	4,417,111	4,417,111
States, municipalities and political subdivisions	244,126	242,124	242,124
All other	32,402,287	32,546,459	32,546,459

Total fixed maturities	37,113,424	37,205,694	37,205,694

Equity securities:
Common stocks:
Public utilities	996,799	1,100,191	1,100,191
Banks, trust and insurance companies	570,340	758,648	758,648
Industrial, miscellaneous and all other	2,519,604	2,707,319	2,707,319
Nonredeemable preferred stock	498,800	505,600	505,600

Total equity securities	4,585,543	5,071,758	5,071,758

Total investments	$41,698,967	42,277,452	42,277,452

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheet

December 31, 2004

2004
Assets

Investment in common stock of subsidiary (equity method)	$17,046,361
Cash and cash equivalents	250,933
Other assets	7,915

Total assets	$17,305,209

Liabilities and Stockholders’ Equity
Liabilities:	$—

Stockholders’ Equity:
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—
Class A common stock, no par value, authorized 5,000,000 shares, 862,128 shares issued and outstanding	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—
Additional paid-in capital	7,512,913
Accumulated other comprehensive income:
Net unrealized gains on investments	578,485
Retained earnings	9,213,811

Total stockholders’ equity	17,305,209

Total liabilities and stockholders’ equity	$17,305,209

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

For the Year Ended December 31, 2004

2004
Revenue:
Net investment income	$742

Total revenue	742

Expenses:
Other expenses	9

Total expenses	9

Income before federal income tax expense	733
Federal income tax expense	—

Income before equity in income of subsidiary	733
Equity in income of subsidiary	1,511,805

Net income	$1,512,538

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Cash Flows

For the Year Ended December 31, 2004

2004
Cash flows from operating activities:
Net income	$1,512,538
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(1,511,805)

Net cash provided by operating activities	733

Cash flows from investing activities:	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,007,257
Capital contribution to subsidiary	(4,757,057)

Net cash provided by financing activities	250,200

Net increase in cash and cash equivalents	250,933
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$250,933

Cash paid during the year for:
Interest	$—

Income taxes	$—

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule III—Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims, and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue
December 31, 2004
Personal lines	$1,719,401	9,758,951	11,826,160	—	16,837,528
Commercial lines	688,302	6,953,673	4,734,186	—	6,453,723
Farm	348,158	1,771,791	2,394,656	—	2,912,113
Marine	104,760	488,172	720,546	—	992,626

Total	$2,860,621	18,972,587	19,675,548	—	27,195,990

December 31, 2003
Personal lines	$169,598	5,922,981	10,637,492	—	10,550,136
Commercial lines	79,991	6,855,148	5,085,190	—	4,930,417
Farm	35,253	936,818	2,211,164	—	2,033,284
Marine	9,688	163,116	607,676	—	584,710

Total	$294,530	13,878,063	18,541,522	—	18,098,547

December 31, 2002
Personal lines	$405,886	5,146,273	9,680,551	—	10,690,846
Commercial lines	201,369	2,451,790	4,771,603	—	3,383,157
Farm	85,835	710,565	2,047,197	—	1,866,667
Marine	21,021	367,958	501,365	—	484,967

Total	$714,111	8,676,586	17,000,716	—	16,425,637

	Column G	Column H	Column I	Column J	Column K
	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of DPAC	Other operating expenses	Premiums written
December 31, 2004
Personal lines		12,491,607	2,034,624	3,728,668	22,813,067
Commercial lines		1,741,074	779,860	1,429,175	8,221,546
Farm		1,990,931	351,896	644,887	4,090,629
Marine		750,432	119,948	219,817	1,378,950

Total	$958,702	16,974,044	3,286,328	6,022,547	36,504,192

December 31, 2003
Personal lines		5,308,934	304,705	3,604,668	11,076,454
Commercial lines		4,870,919	142,398	1,684,576	5,048,364
Farm		981,541	58,725	694,714	2,123,466
Marine		208,779	16,887	199,778	643,181

Total	$815,129	11,370,173	522,715	6,183,736	18,891,465

December 31, 2002
Personal lines		7,385,616	441,676	3,396,536	10,002,968
Commercial lines		1,323,104	139,770	1,074,846	4,044,686
Farm		1,353,493	77,118	593,050	1,846,830
Marine		573,523	20,036	154,077	510,184

Total	$649,351	10,635,736	678,600	5,218,508	16,404,668

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31, 2004, 2003 and 2002

Schedule IV—Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
For the year ended December 31, 2004	$39,402,920	12,369,893	162,963	27,195,990	0.6%
For the year ended December 31, 2003	35,997,072	18,039,524	140,999	18,098,547	0.8%
For the year ended December 31, 2002	34,678,423	18,370,284	117,498	16,425,637	0.7%

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31, 2004, 2003 and 2002

Schedule V—Allowance for Uncollectible Premiums

Allowance for Uncollectible Premiums	2004	2003	2002
Balance, January 1	$78,129	$64,735	$105,042
Additions	115,084	154,258	174,243
Deletions	(130,097)	(140,864)	(214,550)

Balance, December 31	$63,116	$78,129	$64,735