Form 10-Q
period 2005-03-31
FREMONT MICHIGAN INSURACORP INC
filed 2005-05-16
CIK 1271245

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of Shares Outstanding as of May 6, 2005
COMMON STOCK (No Par Value)	862,128
(Title of Class)	(Outstanding Shares)

FORWARD-LOOKING STATEMENTS

Fremont Michigan InsuraCorp, Inc. (the “Company” or the “Holding Company”) and Fremont Insurance Company (the “Insurance Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Holding Company, which are made in good faith by the Holding Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can find many of these statements by looking for words such as “believes,” “intends,” “expects,” “plans,” “anticipates,” “seeks,” “estimates,” “projects,” or similar expressions in this report. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
Assets

Investments:
Fixed maturities available for sale, at fair value	$37,019,861	$37,205,694
Equity securities available for sale, at fair value	6,862,977	5,071,758

Total investments	43,882,838	42,277,452
Cash and cash equivalents	1,225,381	3,672,254
Receivable from sale of investments	—	739,150
Premiums due from policyholders, net	6,273,587	6,846,286
Amounts due from reinsurers	9,997,143	10,879,642
Accrued investment income	370,857	398,208
Property and equipment, net of accumulated depreciation	828,683	848,103
Deferred policy acquisition costs	2,543,360	2,860,621
Note receivable from related party	135,292	136,262
Other assets	2,120	3,136

	$65,259,261	$68,661,114

Liabilities and Stockholders’ Equity

Liabilities:
Losses and loss adjustment expenses	$19,352,386	$18,972,587
Unearned premiums	17,710,766	19,675,548
Reinsurance funds withheld and premiums ceded payable	2,561,166	3,018,710
Accrued expenses and other liabilities	5,823,172	6,798,772
Surplus notes	2,890,288	2,890,288

Total liabilities	48,337,778	51,355,905

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 862,128 shares issued and outstanding	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,522,413	7,512,913
Retained earnings	9,686,208	9,213,811
Accumulated other comprehensive income:
Net unrealized (losses) gains on investments	(287,138)	578,485

Total stockholders’ equity	16,921,483	17,305,209

Total liabilities and stockholders’ equity	$65,259,261	$68,661,114

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Revenues:
Net premiums earned	$9,110,678	$5,087,148
Net investment income	374,467	169,129
Net realized gains (losses) on investments	20,309	(8,367)
Other income, net	95,255	92,151

Total revenues	9,600,709	5,340,061

Expenses:
Losses and loss adjustment expenses, net	5,808,993	3,917,277
Policy acquisition and other underwriting expenses	3,005,163	1,625,343
Interest expense	77,606	140,519
Demutualization expenses	—	18,625

Total expenses	8,891,762	5,701,764

Income (loss) before federal income tax expense	708,947	(361,703)
Federal income tax expense	236,550	—

Net income (loss)	$472,397	$(361,703)

Net income per common share
Basic	$.55
Diluted	$.55

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2005

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance, December 31, 2004	$—	$—	$—	$7,512,913	$9,213,811	$578,485	$17,305,209
Comprehensive income:
Net income					472,397		472,397
Net unrealized losses on investments, net of taxes						(865,623)	(865,623)

Total comprehensive income							(393,226)
Issuance of stock options				9,500			9,500

Balance, March 31, 2005	$—	$—	$—	$7,522,413	$9,686,208	$(287,138)	$16,921,483

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$472,397	$(361,703)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	39,305	39,305
Stock based compensation expense	9,500	—
Net realized (gains) losses on investments	(20,309)	8,367
Net amortization of premiums on investments	58,813	50,466
Changes in assets and liabilities:
Premiums due from policyholders	572,699	632,762
Amounts due from reinsurers	882,499	1,993,750
Accrued investment income	27,351	21,210
Deferred policy acquisition costs	317,261	(841,848)
Deferred equity offering expenses	—	(97,984)
Other assets	1,016	(812)
Losses and loss adjustment expenses	379,799	3,270,402
Unearned premiums	(1,964,782)	(1,951,370)
Reinsurance funds withheld and premiums ceded payable	(457,544)	(1,622,829)
Accrued expenses and other liabilities	(975,600)	(1,168,015)

Net cash used in operating activities	(657,595)	(28,299)

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	3,433,168	3,371,570
Proceeds from sales of equity investments	838,970	96,605
Purchases of fixed maturity investments	(4,011,987)	(6,044,777)
Purchases of equity investments	(2,769,664)	(2,531,857)
Decrease in receivable from investments	739,150	—
Repayment of note receivable from related party	970	914
Purchase of equipment, net	(19,885)	(59,585)

Net cash used in investing activities	(1,789,278)	(5,167,130)

Cash flows from financing activities:	—	—

Net decrease in cash and cash equivalents	(2,446,873)	(5,195,429)
Cash and cash equivalents, beginning of period	3,672,254	6,977,804

Cash and cash equivalents, end of period	$1,225,381	$1,782,375

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements which include the accounts of FMIC and its wholly-owned subsidiary, FIC, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions have been eliminated.

The accompanying unaudited consolidated financial statements for the interim periods included herein are unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

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

2.	New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123. This standard is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and believes it will not have a material effect on the consolidated financial statements as the Company already values stock options issued based upon a fair value method and recognizes the fair value as an expense over the period in which the options vest.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Comprehensive Income or Loss

The Company’s comprehensive (loss) income for the three months ended March 31, 2005 and 2004 is as follows:

	2005	2004
Net income (loss)	$472,397	$(361,703)
Other comprehensive income:
Unrealized (loss) gain on investments arising during the period	(845,314)	552,917
Deferred income tax benefit (expense) of unrealized (loss) gain on investments arising during the period	287,407	(187,992)
Change in deferred tax valuation allowance	(287,407)	187,992

Unrealized (loss) gain on investments arising during the period, net of deferred income taxes and valuation allowance	(845,314)	552,917
Adjustment for pretax realized (gains) losses on investments included in net income (loss)	(20,309)	8,367
Deferred income tax expense (benefit) of realized gains included in net income (loss)	6,905	(2,845)
Change in deferred tax valuation allowance	(6,905)	2,845

	(865,623)	561,284

Comprehensive income	$(393,226)	$199,581

4.	Income Per Share

Basic net income per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding. The computation of basic and diluted net income per share for the three months ended March 31 is as follows:

	2005	2004
Numerator for basic and diluted net income per share:
Net income	$472,397	—

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	862,128	—
Effect of dilutive stock options	—	—

Denominator for diluted net income per share – adjusted weighted average shares outstanding	862,128	—

Basic net income per share	$0.55	—
Diluted net income per share	$0.55	—

Options to purchase 39,500 shares of common stock were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the period presented.

5.	Segment Information

The Company defines its operations as property and casualty insurance operations. The Company writes four major insurance lines exclusively in the State of Michigan: Personal Lines, Commercial Lines, Farm and Marine. All revenues are generated from external customers and the Company does not have a significant reliance on any single major customer.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Segment data for the three months ended March 31 are as follows:

	2005	2004
Revenues:
Net premiums earned:
Personal lines	$5,821,994	$3,054,208
Commercial lines	1,929,594	1,325,162
Farm	1,007,827	541,989
Marine	351,263	165,789

Total net premiums earned	9,110,678	5,087,148

Expenses:
Loss and loss adjustment expenses:
Personal lines	3,792,771	2,421,244
Commercial lines	1,371,811	1,321,386
Farm	419,415	212,634
Marine	224,996	(37,988)

Total loss and loss adjustment expenses	5,808,993	3,917,276

Policy acquisition and other underwriting expenses:
Personal lines	1,920,227	975,798
Commercial lines	636,770	423,360
Farm	332,864	173,372
Marine	115,302	52,814

Total policy acquisition and other underwriting expenses	3,005,163	1,625,344

Underwriting gain (loss):
Personal lines	108,996	(342,834)
Commercial lines	(78,987)	(419,584)
Farm	255,548	155,983
Marine	10,965	150,963

Total underwriting gain (loss)	296,522	(455,472)
Net investment income	374,467	169,129
Net realized gains (losses) on investments	20,309	(8,367)
Other income (expense)	95,255	92,151
Interest expense	(77,606)	(140,519)
Demutualization expenses	—	(18,625)

Income (loss) before federal income taxes	$708,947	$(361,703)

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

6.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three months ended March 31 are as follows:

	2005	2004
Components of net periodic benefit cost:
Service cost	$5,212	$63,906
Interest cost	29,410	55,735
Amortization of prior transition obligation	—	12,173
Amortization of unrecognized prior service cost	(21,421)	—
Amortization of unrecognized net actuarial loss	9,374	12,885

Net periodic benefit cost	$22,575	$144,699

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the three months ended March 31, 2005 the Company has made contributions to the plan of approximately $18,000. During 2005 the Company expects to contribute a total of $51,000 to the plan to cover anticipated benefit payments.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to qualifying sponsors of retiree healthcare benefit plans. Based on the current structure of the Company’s plan for retirees as well as the retiree population the Company does not expect that the Act will have a material impact on the postretirement benefit obligation. Therefore, the valuation of the unfunded postretirement benefit obligation and the determination of the net postretirement benefit cost included in these financial statements do not reflect the effects, if any, of the Act on the plan.

7.	Reinsurance

Premiums earned are net of amounts ceded of $1,688,524 and $4,492,018 for the three months ended March 31, 2005 and 2004, respectively. Loss and loss adjustment expenses are net of amounts ceded of $717,311 and $3,385,147 for the three months ended March 31, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Conversion Transaction and The Holding Company

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. On October 12, 2004, the Insurance Company, formerly Fremont Mutual Insurance Company, converted from a mutual to a stock form of insurance company and subsequently on October 15, 2004, all of its outstanding capital stock was transferred to Fremont Michigan InsuraCorp, Inc. thereby becoming a wholly owned subsidiary of Fremont Michigan InsuraCorp, Inc. Prior to the conversion and since 1876, Fremont Mutual Insurance Company conducted business as a Michigan domiciled mutual property and casualty insurer. The Holding Company was formed on November 18, 2003 for the purpose of acquiring all of the stock of the Insurance Company. On October 15, 2004 the Holding Company issued and sold 862,118 shares of its Common Stock at $10 per share (the “Conversion”). After subtracting the offering costs of $1,116,000 the net value of common stock issued was approximately $7,505,000. As part of the Conversion, surplus note holders converted approximately $2,498,000 of principal and accrued interest on surplus notes into common stock of the Holding Company. The net cash received from the stock offering was approximately $5,007,000.

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

Overview of Business

The Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 128 years. We market policies through approximately 170 independent insurance agencies. We have four business segments: personal, commercial, farm and marine. As of March 31, 2005, we had approximately 49,900 policies in force and assets of $65.3 million.

The Company’s executive offices are located at 933 E. Main Street, Fremont, Michigan 49412-9753, and the telephone number is (231) 924-0300. Our website address is www.fmic.com. Information on the Company’s website is not a part of this Form 10-Q. The Company makes available free of charge on its website, or provides a link to, the Company’s Forms 3, 4, 5, 10-K, 10-Q and 8-K filed and any amendments to these Forms, that have been filed with the SEC as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. To access these filings, go to the Company’s website and click on “Investor Information”, then click on “SEC Filings.”

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three months ended March 31, 2005 and 2004. The Company’s fiscal year ends on December 31.

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

The policies relating to liabilities for loss and loss adjustment expenses, investments, policy acquisition costs, reinsurance and income taxes are those we believe to be most sensitive to estimates and judgments. These policies are more fully described below. There have been no material changes to these policies during the most recent quarter.

Liabilities for Loss and Loss Adjustment Expenses (LAE). These liabilities are estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to the Insurance Company. The amount of the reserve for reported claims is based primarily on a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each occurrence, and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for incurred but unreported (“IBNR”) claims and loss adjustment expense are calculated by using historical and actuarial information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and comparisons of historical reserving results to the ultimate results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Reserves are estimates. We expect that these estimates will be more or less than the amounts ultimately paid when the claim is settled. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the current financial statements.

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

The following table shows the breakdown of our loss reserves between reported losses and IBNR losses by segment as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Reported losses
Personal	$5,538	$5,182
Commercial	3,985	4,444
Farm	972	1,019
Marine	369	276

	10,864	10,921

IBNR losses
Personal	4,613	4,577
Commercial	2,910	2,510
Farm	753	753
Marine	212	212

	8,488	8,052

Total
Personal	10,151	9,759
Commercial	6,895	6,954
Farm	1,725	1,772
Marine	581	488

	$19,352	$18,973

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of March 31, 2005 and December 31, 2004, was approximately $527,000 and $473,000, respectively.

Investments. Our investments are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Insurance Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale investments are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of stockholders’ equity, net of deferred taxes and the corresponding deferred tax asset valuation allowance.

Other Than Temporary Impairments of Securities and Unrealized Losses on Investments. We review the status and market value changes of our investments on at least a quarterly basis during the year, and any provisions for other than temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, we consider, in addition to a security’s market price history, the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, analyst expectations, and our intent and ability to retain fixed maturity securities for a period of time sufficient to allow for anticipated recovery in market value, in their totality to reach our conclusions.

Additionally, our impairment evaluation and recognition for interests in mortgage-backed/asset-backed securities is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under

this guidance, impairment losses on investments must be recognized if the fair value of the investment is less than both its book value and the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the investment and its fair value, is included in earnings as a realized loss in the period the impairment arose. As a result of this evaluation process, there were no impairment losses recorded in mortgage-backed/asset-backed securities during the three months ended March 31, 2005 and 2004.

During the three months ended March 31, 2005 the Company recognized approximately $99,000 in realized losses due to two equity investments that the Company deemed to be other than temporarily impaired. During the three months ended March 31, 2004 there were no investments that the Insurance Company determined to be other than temporarily impaired. At March 31, 2005 and December 31, 2004 gross unrealized losses on available for sale investments, which were not impaired, was approximately $768,000 and $239,000, respectively. Management views the unrealized losses as being temporary.

Policy Acquisition Costs. We defer certain policy acquisition costs, which vary with, and are directly related to, the production of business. In our case, these deferred costs consist primarily of agent commissions incurred net of ceding commissions earned. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium earned, related investment income, loss and loss adjustment expense and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected to be loss and loss adjustment expense, may require accelerated amortization of deferred policy acquisition costs. Deferred policy acquisition costs at March 31, 2005 and December 31, 2004 were approximately $2,543,000 and $2,861,000, respectively.

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

At March 31, 2005 and December 31, 2004, the Insurance Company’s recoverable from reinsurers was comprised of the following:

	March 31, 2005	December 31, 2004
Paid losses and LAE	$1,262,706	$1,486,039
Unpaid losses and LAE	8,535,958	9,186,686
Unearned premium	198,479	206,917

Amounts due from reinsurers	$9,997,143	$10,879,642

The effect of reinsurance on premiums written and earned for the three months ended March 31, 2005 and 2004, are as follows:

	2005		2004
	Written	Earned	Written	Earned
Direct	$8,809,158	$10,765,913	$7,868,574	$9,808,779
Assumed	25,262	33,289	36,806	47,971
Ceded	(1,680,086)	(1,688,524)	(1,003,853)	(4,769,602)

Net premiums	$7,154,334	$9,110,678	$6,901,527	$5,087,148

Income Taxes. Deferred federal income tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets primarily relate to deductible temporary differences for unpaid losses and loss adjustment expenses and unearned premiums, as well as net operating loss and minimum tax credit carry forwards. We review our net deferred federal tax asset on a regular basis for recoverability based on the availability of future taxable income in the years when the deductible temporary differences are expected to reverse. As a result of this review, we continue to carry a 100% valuation allowance at March 31, 2005, which reduces the Insurance Company’s net deferred tax asset to zero.

Results of Operations – Three Months Ended March 31, 2005 and 2004

Premiums. Direct written premium by major business segment for the three months ended March 31 was as follows:

	2005	2004	% Change	2005 % of Business
Personal	$5,560,750	$4,580,961	21.4%	63.1%
Commercial	1,998,279	2,145,082	-6.8%	22.7%
Farm	997,261	920,627	8.3%	11.3%
Marine	252,868	221,904	14.0%	2.9%

Total direct written premium	$8,809,158	$7,868,574	12.0%	100.0%

The increase in direct written premium for the personal segment was primarily driven by the private passenger auto and homeowner product lines. New premium volume for the private passenger auto and homeowner product lines increased 33.9% and 7.6%, respectively, while the in-force policy count increased 33.7% and 5.0%, respectively. The decrease in the commercial segment’s direct written premium reflects the Insurance Company’s underwriting actions taken in 2004 to non-renew larger commercial exposures deemed outside our target market, the continuing soft commercial market conditions and the run-off of a cancelled agent’s book of business that included some larger commercial accounts. New premium volume for the commercial segment was up 40.2%; however, this was offset by a decrease of 4.4% in the in-force policy count and a 13.5% decrease in renewal premiums due to items previously mentioned. The increase in direct written premium for the farm segment is a result of an in-force policy count increase of 2.1% in the country estate and farmowner product lines, coupled with prior year rate increases of 6.3%. Direct written premium for the marine segment increased as a result of an increase in the in-force policy count.

Net written premium by major business segment for the three months ended March 31 was as follows:

	2005	2004	% Change	2005 % of Business
Personal	$4,419,274	$3,933,682	12.3%	61.8%
Commercial	1,662,092	1,946,510	-14.6%	23.2%
Farm	853,265	820,248	4.0%	11.9%
Marine	219,703	201,087	9.3%	3.1%

Total net written premium	$7,154,334	$6,901,527	3.7%	100.0%

Net written premium increased approximately $941,000 due to the overall increase in direct written premium offset by growth in ceded written premium under the Insurance Company’s reinsurance agreements of approximately $688,000.

Net premium earned by major business segment for the three months ended March 31 was as follows:

	2005	2004	% Change	2005 % of Business
Personal	$5,821,994	$3,054,208	90.6%	63.9%
Commercial	1,929,594	1,325,162	45.6%	21.2%
Farm	1,007,827	541,989	85.9%	11.1%
Marine	351,263	165,789	111.9%	3.9%

Total net premium earned	$9,110,678	$5,087,148	79.1%	100.0%

Net premium earned increased $957,000 as a result of overall volume growth coupled with an increase of $3,507,000 due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract which was placed into runoff on January 1, 2004. The increase was offset by higher ceded premium earned of $441,000 under the Insurance Company’s excess of loss and catastrophe reinsurance agreements.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the three months ended March 31 are as follows:

	2005	2004	% Change
Gross investment income	$479,863	$340,019	41.1%
Less: Investment expenses	(105,396)	(170,891)	-38.3%

Net investment income	$374,467	$169,128	121.4%

Average invested assets (amortized cost basis)	$45,596,389	$34,090,470	33.8%

Rate of return on average invested assets	3.3%	2.0%

Gross investment income increased during the three months ended March 31, 2005 as a result of a higher invested asset balance coupled with an increase in pretax yields. Investment expenses decreased due to lower internal costs related to the management of the fixed maturity portfolio as a result of increased utilization of the Company’s outside investment management consultant. Furthermore, during the three months ended March 31, 2004 the Company incurred approximately $31,000 related to a letter of credit associated with the quota share reinsurance agreement. These fees were not incurred during the same period in 2005. The average invested asset balance (amortized cost basis), including cash and cash equivalents, increased $5.1 million as a result of the net cash proceeds received in October 2004 from the Company’s stock offering coupled with approximately $6.9 million of cash provided by operations subsequent to March 31, 2004.

Loss and Loss Adjustment Expenses (LAE). The Insurance Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended March 31 are shown in the tables below:

	2005	2004	$ Change	% Change
Loss and LAE:
Personal	$3,792,771	$2,421,244	$1,371,527	56.6%
Commercial	1,371,811	1,321,386	50,425	3.8%
Farm	419,415	212,634	206,781	97.2%
Marine	224,996	(37,988)	262,984	692.3%

	$5,808,993	$3,917,276	$1,891,717	48.3%

Incurred Claim Count:
Personal	1,177	1,082	95	8.8%
Commercial	176	220	(44)	-20.0%
Farm	74	98	(24)	-24.5%
Marine	19	28	(9)	32.1%

	1,446	1,428	18	1.3%

Average Loss and LAE per Claim:
Personal	$3,222	$2,238	$985	44.0%
Commercial	7,794	6,006	1,788	29.8%
Farm	5,668	2,170	3,498	161.2%
Marine	11,842	(1,357)	13,199	972.8%

	$4,017	$2,743	$1,274	46.4%

Loss and LAE Ratio:
Personal	65.1%	79.3%
Commercial	71.1%	99.7%
Farm	41.6%	39.2%
Marine	64.1%	-22.9%

	63.8%	77.0%

The increase in loss and LAE of $1,892,000 is due primarily to the impact of the runoff of the quota share reinsurance agreement, an increase in the 2005 excess of loss reinsurance retention level and an increase in claim severity. During the three months ended March 31, 2004 the Company ceded approximately $1,049,000 of incurred loss and LAE to the quota share reinsurer while there was no loss and LAE ceded during the same period in 2005. As a result of increasing the excess of loss retention from $125,000 in 2004 to $150,000 in 2005, net loss and LAE increased approximately $255,000 during the three months ended March 31, 2005.

Despite the increase in loss and LAE, the Company’s loss and LAE ratio decreased to 63.8% during the three months ended March 31, 2005 compared to 77.0% for the same period in 2004 as a result of the quota share runoff. As noted above the Company’s net earned premium increased $3,507,000 due to the decline in earned premium ceded under the quota share agreement. While at the same time loss and LAE increased only $1,049,000 due to the decline in ceded loss and LAE under the quota share agreement. On a comparative basis if the Company had not ceded the aforementioned earned premium and loss and LAE under the quota share agreement for the quarter ended March 31, 2004 the Company’s loss and LAE ratio for that period would have been 57.8%. The loss and LAE ratio, excluding the quota share impact for the quarter ended March 31, 2004 of 57.8% increased to 63.8% for the quarter ended March 31, 2005 as a result of the increased excess of loss retention level and increased claim severity. For the personal and commercial segments the decline in the loss ratio is due to higher net earned premiums; however, the decline was somewhat offset by an increase in loss and LAE as a result of increased claim severity. The change in the loss and LAE ratio for the marine segment, the Company’s smallest and therefore most volatile segment in terms of its loss ratio, is due primarily to the fact that the Company had net recoverable losses and LAE during the three months ended March 31, 2004 due to salvage and subrogation recoveries.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended March 31 were as follows:

	2005	2004	% Change
Amortization of deferred policy acquisition costs	$1,497,797	$259,098	478.1%
Other underwriting expenses	1,507,366	1,366,245	10.3%

Total policy acquisition and other underwriting expenses	$3,005,163	$1,625,343	84.9%

Net earned premium	$9,110,678	$5,087,148	79.1%

Expense ratio	33.0%	31.9%

Amortization of deferred policy acquisition costs increased during the period in 2005 as compared to the same period in 2004 as a result of the reduction in the quota share reinsurance ceding commission income component of deferred policy acquisition costs. The increase in other underwriting expenses is driven primarily by increased premium volume. Other underwriting expenses remained relatively flat despite the significant increase in net earned premiums because they are not significantly affected by the impact of the quota share runoff on net earned premiums The expense ratio, defined as the ratio of policy acquisition and other underwriting expenses to net earned premium, increased due to the increase in amortization of deferred policy acquisition costs.

Interest Expense. Interest expense decreased from $141,000 to $78,000 for the three month period ended March 31, 2004 and 2005, respectively. The decrease is due to the decline in the outstanding balance of surplus notes during the two periods as well as the decline in the quota share funds withheld account balance. The quota share reinsurance contract was structured on a funds withheld basis and requires the Insurance Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the three months ended March 31, 2005 the Company has recorded income tax expense of approximately $237,000 resulting in an effective tax rate of 33.4%. The difference between the effective tax rate and the statutory tax rate of 34% is due to non-taxable investment income and non-deductible expenses. No income tax provision was recorded during the quarter ended March 31, 2004 due to the loss generated by the Company for the quarter and the fact that management has recorded a 100% valuation allowance against the Company’s net deferred tax asset.

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

We maintain an investment portfolio that is intended to provide sufficient funds to meet our obligations without forced sales of investments. A portion of our investment portfolio is maintained in relatively short term and highly liquid assets, including mortgage-backed securities, which have shorter estimated durations, to ensure the availability of funds.

Cash flow used in operations was $658,000 and $28,000 for the three months ended March 31, 2005 and 2004, respectively, an increase of $630,000. During the three months ended March 31, 2005 as compared to the same period in 2004 net premiums collected increased $76,000, net loss and LAE payments increased $2,143,000 while policy acquisition and other underwriting expenses paid increased $296,000. During the three months ended March 31, 2005, net cash used under the quota share funds withheld account was $207,000 while during the same period in 2004 net cash used was $1,510,000, a decrease of $1,303,000. Other cash provided by operations increased $430,000 during the three months ended March 31, 2005 compared to the same period in 2004.

Cash flow used in investing activities decreased $3,378,000 during the three months ended March 31, 2005 compared to 2004. Cash used in investing activities was higher during the three months ended March 31, 2004 due to a higher cash balance at the beginning of that period which was invested into both fixed maturity and equity securities during the period.

Our debt structure consists of Series B Surplus Notes which carry a 7 percent interest rate and mature on March 31, 2007. At March 31, 2005 and December 31, 2004, there were $2,890,000 Series B Surplus Notes outstanding.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,054,477	$637	$93,949	$3,961,165
States and political subdivisions	2,547,520	—	72,216	2,475,304
Corporate securities	19,178,538	91,988	402,892	18,867,634
Mortgage-backed securities	11,859,843	15,783	159,868	11,715,758

	37,640,378	108,408	728,925	37,019,861

Preferred stocks	426,200	—	—	426,200
Common stocks	6,103,398	372,409	39,030	6,436,777

	6,529,598	372,409	39,030	6,862,977

Total	$44,169,976	$480,817	$767,955	$43,882,838

	December 31, 2004
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,467,011	$11,248	$61,148	$4,417,111
States and political subdivisions	244,126	—	2,002	242,124
Corporate securities	20,952,374	247,820	105,795	21,094,399
Mortgage-backed securities	11,449,913	55,832	53,685	11,452,060

	37,113,424	314,900	222,630	37,205,694

Preferred stocks	498,800	6,800	—	505,600
Common stocks	4,086,743	496,260	16,845	4,566,158

	4,585,543	503,060	16,845	5,071,758

Total	$41,698,967	$817,960	$239,475	$42,277,452

At March 31, 2005, corporate securities accounted for 51% of our fixed maturity portfolio, mortgage backed securities were 31%, U. S. government and government agency bonds were 11% and states and political subdivisions were 7%. At March 31, 2005, our equity portfolio had a concentration in the U.S. industrial and miscellaneous sector of 78%, 12% was in the energy sector and 10% was in the financial and insurance services sector.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at March 31, 2005 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at March 31, 2005 were also determined to have temporary declines in value due to the increase in interest during the period as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at March 31, 2005 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,745,764	$57,883	$701,349	$36,066	$3,447,113	$93,949
States and political subdivisions	2,475,304	72,216	—	—	2,475,304	72,216
Corporate securities	14,081,574	362,024	849,747	40,868	14,931,321	402,892
Mortgage-backed securities	8,352,521	107,690	1,801,946	52,178	10,154,467	159,868

	27,655,163	599,813	3,353,042	129,112	31,008,205	728,925

Preferred stocks	—	—	—	—	—	—
Common stocks	2,705,348	39,030	—	—	2,705,348	39,030

	2,705,348	39,030	—	—	2,705,348	39,030

Total	$30,360,511	$638,843	$3,353,042	$129,112	$33,713,553	$767,955

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the three months ended March 31, 2005.

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

Interest Rate Risk. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet. As a result of rising interest rates during the three months ended March 31, 2005 the fair value of our fixed maturity portfolio decreased approximately $713,000 from the fair value at December 31, 2004.

The following table shows the effects of a change in interest rate on the fair value of our fixed maturity investment portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rates. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$33,095	$(3,925)
1%	35,038	(1,982)
0	37,020	—
-1%	39,002	1,982
-2%	40,945	3,925

Credit Risk. The quality of our fixed maturity portfolio is generally good. At March 31, 2005, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA and an average duration of 5.3 years.

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

On January 12, 2005, the Governor of Michigan and the Commissioner of the Office of Financial and Insurance Services issued proposed rules to reduce base insurance rates and ban the use of insurance credit scores as a rating factor or as a basis to refuse to insure or limit coverage on personal insurance. Personal insurance includes private passenger automobile, homeowners, motorcycle, boat, personal watercraft, snowmobile, recreational vehicle, mobile-homeowners and non-commercial dwelling fire lines. The proposed ban was to be effective on July 1, 2005, unless it was rejected by the Michigan Legislature or overturned by the courts.

The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit on March 25, 2005 seeking relief from the proposed ban. On April 25, 2005 the presiding judge issued a final order in the matter of IIM et al v. OFIS, pertaining to insurers’ use of insurance credit scores to provide discounts on personal lines of insurance. In his final order the judge ruled in favor of IIM, stating that, “It is ordered that Plaintiff’s request for declaratory relief is granted, and the OFIS rules, R 500.2151-2155 are declared illegal, invalid and unenforceable. It is further ordered that Defendant is permanently enjoined from enforcing these rules against any Plaintiff in this action.” The Company was pleased with the outcome of the legal challenge and intends to continue to utilize insurance scoring as a pricing tool. The Commissioner of the OFIS has indicated that she plans to file an appeal to this ruling in the Michigan Court of Appeals.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE
3.1	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1).

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K. The following report on Form 8-K was filed during the period covered by this report:

In a report on Form 8-K dated and filed on March 24, 2005, the Company reported, under Item 2.02 “Results of Operations and Financial Condition”, a press release, dated March 24, 2005, announcing and commenting on its results of operations for the quarter and year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: May 16, 2005	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: May 16, 2005	By:	/s/ Marvin R. Deur
Marvin R. Deur
Vice President and Treasurer
(principal financial officer)

Date: May 16, 2005	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Controller (principal accounting officer)