Form 10-Q
period 2005-06-30
FREMONT MICHIGAN INSURACORP INC
filed 2005-08-12
CIK 1271245

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of Shares Outstanding as of August 5, 2005
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
Assets

Investments:
Fixed maturities available for sale, at fair value	$38,539,055	$37,205,694
Equity securities available for sale, at fair value	7,905,961	5,071,758
Mortgage loans on real estate from related parties	264,308	136,262

Total investments	46,709,324	42,413,714
Cash and cash equivalents	3,296,077	3,672,254
Receivable from sale of investments	—	739,150
Premiums due from policyholders, net	6,876,150	6,846,286
Amounts due from reinsurers	9,186,349	10,879,642
Accrued investment income	362,331	398,208
Property and equipment, net of accumulated depreciation	819,788	848,103
Deferred policy acquisition costs	2,638,650	2,860,621
Other assets	2,273	3,136

	$69,890,942	$68,661,114

Liabilities and Stockholders’ Equity

Liabilities:
Losses and loss adjustment expenses	$20,330,563	$18,972,587
Unearned premiums	19,026,350	19,675,548
Reinsurance funds withheld and premiums ceded payable	2,476,123	3,018,710
Accrued expenses and other liabilities	6,641,658	6,798,772
Surplus notes	2,890,288	2,890,288

Total liabilities	51,364,982	51,355,905

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 862,128 shares issued and outstanding	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,531,913	7,512,913
Retained earnings	10,625,613	9,213,811
Accumulated other comprehensive income:
Net unrealized gains on investments	368,434	578,485

Total stockholders’ equity	18,525,960	17,305,209

Total liabilities and stockholders’ equity	$69,890,942	$68,661,114

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

	2005	2004
Revenues:
Net premiums earned	$18,422,167	$11,281,681
Net investment income	741,591	410,191
Net realized gains (losses) on investments	382,420	(8,372)
Other income, net	193,911	186,426

Total revenues	19,740,089	11,869,926

Expenses:
Losses and loss adjustment expenses, net	10,980,836	7,177,050
Policy acquisition and other underwriting expenses	6,484,688	3,728,995
Interest expense	155,041	273,212
Demutualization expenses	—	41,227

Total expenses	17,620,565	11,220,484

Income before federal income tax expense	2,119,524	649,442

Federal income tax expense	707,722	90,000

Net income	$1,411,802	$559,442

Net income per common share
Basic	$1.64
Diluted	$1.64

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2005 and 2004

	2005	2004
Revenues:
Net premiums earned	$9,311,489	$6,194,533
Net investment income	367,124	241,062
Net realized gains (losses) on investments	362,111	(5)
Other income, net	98,656	94,275

Total revenues	10,139,380	6,529,865

Expenses:
Losses and loss adjustment expenses, net	5,171,843	3,259,774
Policy acquisition and other underwriting expenses	3,479,525	2,103,651
Interest expense	77,435	132,693
Demutualization expenses	—	22,602

Total expenses	8,728,803	5,518,720

Income before federal income tax expense	1,410,577	1,011,145
Federal income tax expense	471,172	90,000

Net income	$939,405	$921,145

Net income per common share
Basic	$1.09
Diluted	$1.09

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2005

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance, December 31, 2004	$—	$—	$—	$7,512,913	$9,213,811	$578,485	$17,305,209
Comprehensive income:
Net income					1,411,802		1,411,802
Net unrealized losses on investments, net of taxes						(210,051)	(210,051)

Total comprehensive income							1,201,751
Issuance of stock options				19,000			19,000

Balance, June 30, 2005	$—	$—	$—	$7,531,913	$10,625,613	$368,434	$18,525,960

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$1,411,802	$559,442
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	78,610	78,610
Stock based compensation expense	19,000	—
Net realized (gains) losses on investments	(382,420)	8,372
Net amortization of premiums on investments	118,780	104,443
Changes in assets and liabilities:
Premiums due from policyholders	(29,864)	225,272
Amounts due from reinsurers	1,693,293	4,716,068
Accrued investment income	35,877	(48,167)
Deferred policy acquisition costs	221,971	(1,761,512)
Deferred equity offering expenses	—	(162,108)
Other assets	863	(723)
Losses and loss adjustment expenses	1,357,976	2,557,412
Unearned premiums	(649,198)	(820,452)
Reinsurance funds withheld and premiums ceded payable	(542,587)	(3,278,317)
Accrued expenses and other liabilities	(157,114)	(35,628)

Net cash provided by operating activities	3,176,989	2,142,712

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	17,582,412	4,795,916
Proceeds from sales of equity investments	1,426,295	103,359
Purchases of fixed maturity investments	(18,845,645)	(8,607,699)
Purchases of equity investments	(4,277,037)	(2,537,420)
Decrease in receivable from investments	739,150	—
Repayment of mortgage loan on real estate from related party	1,954	1,841
Issuance of mortgage loan on real estate from related party	(130,000)	—
Purchase of equipment, net	(50,295)	(71,455)

Net cash used in investing activities	(3,553,166)	(6,315,458)

Cash flows from financing activities:	—	—

Net decrease in cash and cash equivalents	(376,177)	(4,172,746)

Cash and cash equivalents, beginning of period	3,672,254	6,977,804

Cash and cash equivalents, end of period	$3,296,077	$2,805,058

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Comprehensive Income or Loss

The Company’s comprehensive income (loss) for the six months ended June 30, 2005 and 2004 is as follows:

	2005	2004
Net income	$1,411,802	$559,442
Other comprehensive income:
Unrealized (loss) gain on investments arising during the period	172,369	(626,277)
Deferred income tax benefit (expense) of unrealized (loss) gain on investments arising during the period	(58,605)	212,934
Change in deferred tax valuation allowance	58,605	(212,934)

Unrealized (loss) gain on investments arising during the period, net of deferred income taxes and valuation allowance	172,369	(626,277)
Adjustment for pretax realized (gains) losses on investments included in net income (loss)	(382,420)	8,372
Deferred income tax expense (benefit) of realized gains included in net income (loss)	130,023	(2,846)
Change in deferred tax valuation allowance	(130,023)	2,846

	(210,051)	(617,905)

Comprehensive income (loss)	$1,201,751	$(58,463)

The Company’s comprehensive income (loss) for the three months ended June 30, 2005 and 2004 is as follows:

	2005	2004
Net income	$939,405	$921,145
Other comprehensive income:
Unrealized (loss) gain on investments arising during the period	1,017,683	(1,179,194)
Deferred income tax benefit (expense) of unrealized (loss) gain on investments arising during the period	(346,012)	400,926
Change in deferred tax valuation allowance	346,012	(400,926)

Unrealized (loss) gain on investments arising during the period, net of deferred income taxes and valuation allowance	1,017,683	(1,179,194)
Adjustment for pretax realized (gains) losses on investments included in net income (loss)	(362,111)	5
Deferred income tax expense (benefit) of realized gains included in net income (loss)	123,118	—
Change in deferred tax valuation allowance	(123,118)	—

	655,572	(1,179,189)

Comprehensive income (loss)	$1,594,977	$(258,044)

4.	Income Per Share

Basic net income per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding. The computation of basic and diluted net income per share for the six months ended June 30 is as follows:

	2005	2004
Numerator for basic and diluted net income per share:
Net income	$1,411,802	—

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	862,128	—
Effect of dilutive stock options	621	—

Denominator for diluted net income per share – adjusted weighted average shares outstanding	862,749	—

Basic net income per share	$1.64	—
Diluted net income per share	$1.64	—

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The computation of basic and diluted net income per share for the three months ended June 30 is as follows:

	2005	2004
Numerator for basic and diluted net income per share:
Net income	$939,405	—

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	862,128	—
Effect of dilutive stock options	2,143	—

Denominator for diluted net income per share – adjusted weighted average shares outstanding	864,271	—

Basic net income per share	$1.09	—
Diluted net income per share	$1.09	—

5.	Segment Information

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the six months ended June 30 are as follows:

	2005	2004
Revenues:
Net premiums earned:
Personal lines	$11,815,612	$6,858,530
Commercial lines	3,868,420	2,864,415
Farm	2,057,512	1,203,830
Marine	680,623	354,906

Total net premiums earned	18,422,167	11,281,681

Expenses:
Loss and loss adjustment expenses:
Personal lines	6,903,523	4,550,775
Commercial lines	2,678,692	1,885,140
Farm	808,910	641,221
Marine	589,711	99,914

Total loss and loss adjustment expenses	10,980,836	7,177,050

Policy acquisition and other underwriting expenses:
Personal lines	4,159,150	2,267,162
Commercial lines	1,361,702	946,460
Farm	724,254	398,187
Marine	239,582	117,186

Total policy acquisition and other underwriting expenses	6,484,688	3,728,995

Underwriting gain (loss):
Personal lines	752,939	40,593
Commercial lines	(171,974)	32,815
Farm	524,348	164,422
Marine	(148,670)	137,806

Total underwriting gain	956,643	375,636

Net investment income	741,591	410,191
Net realized gains (losses) on investments	382,420	(8,372)
Other income, net	193,911	186,426
Interest expense	(155,041)	(273,212)
Demutualization expenses	—	(41,227)

Income before federal income taxes	$2,119,524	$649,442

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the three months ended June 30 are as follows:

	2005	2004
Revenues:
Net premiums earned:
Personal lines	$5,993,618	$3,804,322
Commercial lines	1,938,826	1,539,253
Farm	1,049,685	661,841
Marine	329,360	189,117

Total net premiums earned	9,311,489	6,194,533

Expenses:
Loss and loss adjustment expenses:
Personal lines	3,110,752	2,129,531
Commercial lines	1,306,881	563,754
Farm	389,495	428,587
Marine	364,715	137,902

Total loss and loss adjustment expenses	5,171,843	3,259,774

Policy acquisition and other underwriting expenses:
Personal lines	2,238,923	1,291,364
Commercial lines	724,932	523,100
Farm	391,390	224,815
Marine	124,280	64,372

Total policy acquisition and other underwriting expenses	3,479,525	2,103,651

Underwriting gain (loss):
Personal lines	643,943	383,427
Commercial lines	(92,987)	452,399
Farm	268,800	8,439
Marine	(159,635)	(13,157)

Total underwriting gain	660,121	831,108

Net investment income	367,124	241,062
Net realized gains (losses) on investments	362,111	(5)
Other income, net	98,656	94,275
Interest expense	(77,435)	(132,693)
Demutualization expenses	—	(22,602)

Income before federal income taxes	$1,410,577	$1,011,145

6.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the six months ended June 30 are as follows:

	2005	2004
Components of net periodic benefit cost:
Service cost	$10,423	$127,812
Interest cost	58,820	111,469
Amortization of prior transition obligation	—	24,346
Amortization of unrecognized prior service cost	(42,841)	—
Amortization of unrecognized net actuarial loss	18,748	25,770

Net periodic benefit cost	$45,150	$289,397

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The components of the net periodic benefit cost for the three months ended June 30 are as follows:

	2005	2004
Components of net periodic benefit cost:
Service cost	$5,211	$63,906
Interest cost	29,410	55,735
Amortization of prior transition obligation	—	12,173
Amortization of unrecognized prior service cost	(21,420)	—
Amortization of unrecognized net actuarial loss	9,375	12,885

Net periodic benefit cost	$22,576	$144,699

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the six months ended June 30, 2005 the Company has made contributions to the plan of approximately $79,000. During 2005 the Company expects to contribute a total of $79,000 to the plan to cover anticipated benefit payments.

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

Premiums earned are net of amounts ceded of $3,506,000 and $8,630,000 for the six months ended June 30, 2005 and 2004, respectively. Loss and loss adjustment expenses are net of amounts ceded of $1,026,000 and $5,371,000 for the six months ended June 30, 2005 and 2004, respectively.

Premiums earned are net of amounts ceded of $1,817,000 and $3,860,000 for the three months ended June 30, 2005 and 2004, respectively. Loss and loss adjustment expenses are net of amounts ceded of $308,000 and $1,985,000 for the three months ended June 30, 2005 and 2004, respectively.

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

Overview of Business

The Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 129 years. We market policies through approximately 162 independent insurance agencies. We have four business segments: personal, commercial, farm and marine. As of June 30, 2005, we had approximately 50,400 policies in force and assets of $69.9 million.

The Company’s executive offices are located at 933 E. Main Street, Fremont, Michigan 49412-9753, and the telephone number is (231) 924-0300. Our website address is www.fmic.com. Information on the Company’s website is not a part of this Form 10-Q. The Company makes available free of charge on its website, or provides a link to, the Company’s Forms 3, 4, 5, 10-K, 10-Q and 8-K and any amendments to these Forms, that have been filed with the SEC as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. To access these filings, go to the Company’s website and click on “Investor Information”, then click on “SEC Filings.”

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three months ended June 30, 2005 and 2004. The Company’s fiscal year ends on December 31.

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

Liabilities for Loss and Loss Adjustment Expenses (LAE). These liabilities are estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported to the Company. The amount of the reserve for reported claims is based primarily on a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each occurrence, and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for incurred but unreported (“IBNR”) claims and loss adjustment expense are calculated by using historical and actuarial information by line of business as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and comparisons of historical reserving results to the ultimate results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Reserves are estimates. We expect that these estimates will be more or less than the amounts ultimately paid when the claim is settled. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the current financial statements.

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

The property and casualty insurance industry generally has incurred substantial aggregate losses from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold and other uncertain exposures. However, the Company has not experienced significant losses from these types of claims.

The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Reported losses
Personal	$5,870	$5,182
Commercial	4,272	4,444
Farm	1,016	1,019
Marine	269	276

	11,427	10,921

IBNR losses
Personal	4,709	4,577
Commercial	3,165	2,510
Farm	803	753
Marine	227	212

	8,904	8,052

Total
Personal	10,579	9,759
Commercial	7,437	6,954
Farm	1,819	1,772
Marine	496	488

	$20,331	$18,973

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of June 30, 2005 and December 31, 2004, was approximately $441,000 and $473,000, respectively.

Investments. Our investments are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale investments are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of stockholders’ equity, net of deferred taxes and the corresponding deferred tax asset valuation allowance.

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

Additionally, our impairment evaluation and recognition for interests in mortgage-backed/asset-backed securities is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on investments must be recognized if the fair value of the investment is less than both its book value and the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the investment and its fair value, is included in earnings as a realized loss in the period the impairment arose. As a result of this evaluation process, there were no impairment losses recorded in mortgage-backed/asset-backed securities during the three and six month periods ended June 30, 2005 and 2004.

During the six months ended June 30, 2005 the Company recognized approximately $99,000 in realized losses due to two equity investments that the Company deemed to be other than temporarily impaired. During the six months ended June 30, 2004 there were no investments that the Company determined to be other than temporarily impaired. At June 30, 2005 and December 31, 2004 gross unrealized losses on available for sale investments, which were not impaired, was approximately $223,000 and $239,000, respectively. Management views the unrealized losses as being temporary.

Policy Acquisition Costs. We defer certain policy acquisition costs, which vary with, and are directly related to, the production of business. In our case, these deferred costs consist primarily of agent commissions incurred net of ceding commissions earned. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premiums earned, related investment income, loss and loss adjustment expense and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected to be loss and loss adjustment expense, may require accelerated amortization of deferred policy acquisition costs. Deferred policy acquisition costs at June 30, 2005 and December 31, 2004 were approximately $2,639,000 and $2,861,000, respectively.

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

At June 30, 2005 and December 31, 2004, the Company’s recoverable from reinsurers was comprised of the following:

	June 30, 2005	December 31, 2004
Paid losses and LAE	$839,877	$1,486,039
Unpaid losses and LAE	8,134,077	9,186,686
Unearned premium	212,395	206,917

Amounts due from reinsurers	$9,186,349	$10,879,642

The effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,
	2005		2004
	Written	Earned	Written	Earned
Direct	$12,432,850	$11,109,975	$11,096,771	$10,020,612
Assumed	11,552	18,843	35,185	33,915
Ceded	(1,831,245)	(1,817,329)	(1,231,468)	(3,859,994)

Net premiums	$10,613,157	$9,311,489	$9,900,488	$6,194,533

	Six Months Ended June 30,
	2005		2004
	Written	Earned	Written	Earned
Direct	$21,242,008	$21,875,888	$18,965,345	$19,829,391
Assumed	36,814	52,132	71,991	81,886
Ceded	(3,511,331)	(3,505,853)	(2,235,321)	(8,629,596)

Net premiums	$17,767,491	$18,422,167	$16,802,015	$11,281,681

Income Taxes. Deferred federal income tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets primarily relate to deductible temporary differences for unpaid losses and loss adjustment expenses and unearned premiums, as well as net operating loss and minimum tax credit carry forwards. We review our net deferred federal tax asset on a regular basis for recoverability based on the availability of future taxable income in the years when the deductible temporary differences are expected to reverse. As a result of this review, we continue to carry a 100% valuation allowance at June 30, 2005, which reduces the Company’s net deferred tax asset to zero. However, management believes that if the Company continues to generate taxable income during the remainder of 2005 as it has during the previous two quarters, sufficient positive evidence with respect to the availability of future taxable income will exist. In the event that sufficient positive evidence exists, a portion of the valuation allowance may be reversed at some point during the remainder of 2005. A decrease in the valuation allowance would be reported as an income tax benefit in the period of reversal.

Results of Operations – Three Months Ended June 30, 2005 and 2004

The discussion that follows should be read in connection with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statement of income for the three months ended June 30, 2005 and 2004. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2005	2004	Dollar	Percentage
Underwriting gain (loss)
Personal	$643,943	$383,427	$260,516	67.9%
Commercial	(92,987)	452,399	(545,386)	(120.6)%
Farm	268,800	8,439	260,361	3085.2%
Marine	(159,635)	(13,157)	(146,478)	1113.3%

Total underwriting gain (loss)	660,121	831,108	(170,987)	(20.6)%
Other revenue (expense) items
Net investment income	367,124	241,062	126,062	52.3%
Net realized gains (losses) on investments	362,111	(5)	362,116	NM
Other income	98,656	94,275	4,381	4.6%
Interest expense	(77,435)	(132,693)	55,258	(41.6)%
Demutualization expense	—	(22,602)	22,602	(100.0)%

Total other revenue (expense) items	750,456	180,037	570,419	316.8%

Income before federal income taxes	1,410,577	1,011,145	399,432	39.5%
Federal income taxes	471,172	90,000	381,172	423.5%

Net income	$939,405	$921,145	$18,260	2.0%

NM – Not Meaningful

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended June 30, 2005 and 2004.

	2005	2004	Change	% Change
Direct premiums written	$12,432,850	$11,096,771	$1,336,079	12.0%

Net premiums written	$10,613,157	$9,900,488	$712,669	7.2%

Net premiums earned	$9,311,489	$6,194,533	$3,116,956	50.3%
Loss and LAE	5,171,843	3,259,774	1,912,069	58.7%
Policy acquisition and other underwriting expenses	3,479,525	2,103,651	1,375,874	65.4%

Underwriting gain (loss)	$660,121	$831,108	$(170,987)	(20.6)%

Loss and LAE ratio	55.5%	52.6%	2.9%
Policy acquisition and other underwriting expense ratio	37.4%	34.0%	3.4%
Combined ratio	92.9%	86.6%	6.3%

Premiums. The property and casualty industry is affected by soft and hard market business cycles no different than most other industries. During a soft market price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business as well as retain exposures which are adequately priced. Although we recognize the need to remain competitive in the Michigan market during the current soft market the Company remains committed to its disciplined underwriting philosophy of only accepting risks which we feel are appropriately priced while declining risks which are under priced for the level of coverage provided.

Direct premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2005	2004	$ Change	% Change
Direct Premiums Written:
Personal	$7,783,615	$6,866,095	$917,520	13.4%
Commercial	2,622,384	2,403,596	218,788	9.1%
Farm	1,242,375	1,162,927	79,448	6.8%
Marine	784,476	664,153	120,323	18.1%

	$12,432,850	$11,096,771	$1,336,079	12.0%

The increase of 13.4% in direct premiums written for the personal segment continues to be driven by the private passenger auto and homeowner product lines. Renewal premium volume for the private passenger auto and homeowner product lines increased 40.2% and 10.4%, respectively. However, the soft market is beginning to impact personal lines, as new business volume for the private passenger auto and homeowner product lines decreased 11.1% and 17.3%, respectively, which drove the total new business volume for the personal lines segment down 15.2% for the quarter. The Company expects that the soft market will continue to impact direct premiums written in the personal segment throughout the remainder of 2005. The commercial segment saw a 9.1% increase in direct premiums written, driven by a 54.1% increase in new business premiums with renewal premiums remaining flat. Despite the existing soft market, we have been successful writing new commercial exposures within our target market which is focused on small to medium size business operations. Direct premiums written for the farm segment were up 6.8%, primarily driven by renewal premiums which were up 8.1%, with new business premium down 6.2%. Direct premiums written for the marine segment increased 18.1%, driven by both an increase in new and renewal premiums of 7.6% and 21.7% respectively. Overall, direct premiums written were up 12.0%, with new business premiums up 4.4% and renewal premiums up 12.4%.

Net premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2005	2004	$ Change	% Change
Net Premiums Written:
Personal	$6,558,115	$6,033,413	$524,702	8.7%
Commercial	2,233,817	2,197,479	36,338	1.7%
Farm	1,116,728	1,067,155	49,573	4.6%
Marine	704,497	602,441	102,056	16.9%

	$10,613,157	$9,900,488	$712,669	7.2%

Net premiums written increased approximately $713,000 due to the overall increase in direct premiums written offset by growth in ceded premiums written under the Company’s reinsurance agreements of approximately $623,000.

Net premiums earned by major business segment for the three months ended June 30 are presented in the table below:

	2005	2004	$ Change	% Change
Net Premiums Earned:
Personal	$5,993,618	$3,804,322	$2,189,296	57.5%
Commercial	1,938,826	1,539,253	399,573	26.0%
Farm	1,049,685	661,841	387,844	58.6%
Marine	329,360	189,117	140,243	74.2%

	$9,311,489	$6,194,533	$3,116,956	50.3%

Net premiums earned increased $1,089,000 as a result of overall volume growth coupled with an increase of $2,281,000 due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract which was placed into runoff on January 1, 2004. The increase was offset by higher ceded premiums earned of $253,000 under the Company’s excess of loss and catastrophe reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended June 30 are shown in the tables below:

	2005	2004	$ Change	% Change
Loss and LAE:
Personal	$3,110,751	$2,129,530	$981,221	46.1%
Commercial	1,306,882	563,754	743,128	131.8%
Farm	389,495	428,587	(39,092)	-9.1%
Marine	364,715	137,902	226,813	164.5%

	$5,171,843	$3,259,773	$1,912,070	58.7%

Incurred Claim Count:
Personal	1,207	1,293	(86)	-6.7%
Commercial	166	199	(33)	-16.6%
Farm	113	148	(35)	-23.6%
Marine	64	52	12	23.1%

	1,550	1,692	(142)	-8.4%

Average Loss and LAE per Claim:
Personal	$2,577	$1,647	$930	56.5%
Commercial	7,873	2,833	5,040	177.9%
Farm	3,447	2,896	551	19.0%
Marine	5,699	2,652	3,047	114.9%

	$3,337	$1,927	$1,410	73.2%

Loss and LAE Ratio:
Personal	51.9%	56.0%
Commercial	67.4%	36.6%
Farm	37.1%	64.8%
Marine	110.7%	72.9%

	55.5%	52.6%

The increase in loss and LAE of $1,912,000 is due primarily to the impact of the runoff of the quota share reinsurance agreement, an increase in the 2005 excess of loss reinsurance retention level and an increase in claim severity. During the three months ended June 30, 2004 the Company ceded approximately $1,396,000 of incurred loss and LAE to the quota share reinsurer while there was no loss and LAE ceded during the same period in 2005. Furthermore, as a result of increasing the excess of loss retention from $125,000 in 2004 to $150,000 in 2005, net loss and LAE increased approximately $183,000 during the three months ended June 30, 2005.

The Company’s loss and LAE ratio increased to 55.5% during the three months ended June 30, 2005 compared to 52.6% for the same period in 2004 as a result of the quota share runoff. As noted above the Company’s net earned premium increased $2,281,000 due to the decline in earned premium ceded under the quota share agreement. While at the same time loss and LAE increased only $1,396,000 due to the decline in ceded loss and LAE under the quota share agreement. On a comparative basis if the Company had not ceded the aforementioned earned premium and loss and LAE under the quota share agreement for the quarter ended June 30, 2004 the Company’s loss and LAE ratio for that period would have been 54.9%. The loss and LAE ratio, excluding the quota share impact for the quarter ended June 30, 2004 of 54.9% increased to 55.5% for the quarter ended June 30, 2005 as a result of the increased excess of loss retention level and increased claim severity.

For the personal and farm segments the decline in the loss ratio is due to higher net premiums earned; however, the decline was somewhat offset by an increase in loss and LAE as a result of increased claim severity. The commercial segments loss ratio increased as a result of increased claim severity during the quarter relating to an increase in fire related losses. The increase in the loss and LAE ratio for the marine segment, the Company’s smallest and therefore most volatile segment in terms of its loss ratio is due primarily to increased severity from several losses that individually exceeded $10,000 during the three months ended June 30, 2005. During that time the Company had 6 reported claims, each in excess of $10,000 that totaled $136,000 while during the same period in 2004 the Company had only 1 claim exceeding $10,000.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended June 30 were as follows:

	2005	2004	Change	% Change
Amortization of deferred policy acquisition costs	$1,601,467	$648,145	$953,322	147.1%
Other underwriting expenses	1,878,058	1,455,506	422,552	29.0%

Total policy acquisition and other underwriting expenses	$3,479,525	$2,103,651	$1,375,874	65.4%

Net premiums earned	$9,311,389	$6,194,533	$3,116,856	50.3%

Expense ratio	37.4%	34.0%	3.4%

Amortization of deferred policy acquisition costs increased during the period in 2005 as compared to the same period in 2004 as a result of the reduction in the quota share reinsurance ceding commission income component of deferred policy acquisition costs. Factors impacting the growth in other underwriting expenses include an increase in the provision for agent incentives including the Company’s profit sharing commission as well as the October 2005 agent incentive trip and an increase in premium taxes as a result of a reduction in tax credits utilized in prior years. The expense ratio, defined as the ratio of policy acquisition and other underwriting expenses to net earned premium, increased due to the increase in amortization of deferred policy acquisition costs as well as the other aforementioned items.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the three months ended June 30 are as follows:

	2005	2004	Change	% Change
Gross investment income	$493,223	$382,000	$111,223	29.1%
Less: Investment expenses	(126,099)	(140,938)	14,839	(10.5)%

Net investment income	$367,124	$241,062	$126,062	52.3%

Average invested assets (amortized cost basis)	$47,384,511	$35,143,514	$12,240,997	34.8%

Rate of return on average invested assets	3.1%	2.7%	0.4%

Gross investment income increased during the three months ended June 30, 2005 as a result of a higher invested asset balance offset by a decline in pretax yields during the quarter. Investment expenses decreased due to lower internal costs related to the management of the fixed maturity portfolio as a result of increased utilization of the Company’s outside investment management consultant. The average invested asset balance (amortized cost basis), including cash and cash equivalents, increased $12.2 million as a result of the net cash proceeds of $5.0 million received in October 2004 from the Company’s stock offering coupled with approximately $8.0 million of cash provided by operations from July 2004 through June 30, 2005. The annualized rate of return on average invested assets increased due to the decline in investment expenses during the period.

The Company had very little sale activity in its investment portfolio during the three months ended June 30, 2004. However, during the three months ended June 30, 2005 the Company continued to shift its equity portfolio from common stocks to mutual funds resulting in net realized gains from the sale of equity securities of $100,000. During the three months ended June 30, 2005 the Company also focused on reducing the duration in the fixed maturity portfolio in order to temper the fluctuations in the market value of the fixed maturity portfolio. This resulted in net realized gains on the sale of fixed maturity securities of $262,000 during the three months ended June 30, 2005. As of March 31, 2005 the fixed maturity portfolio had an average duration of 5.3 years which was reduced to 4.1 years as of June 30, 2005.

Interest Expense. Interest expense decreased from $133,000 to $77,000 for the three month period ended June 30, 2004 and 2005, respectively. The decrease is due to the decline in the outstanding balance of surplus notes during the two periods as well as the decline in the quota share funds withheld account balance. The quota share reinsurance contract was structured on a funds withheld basis and requires the Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the three months ended June 30, 2005 the Company recorded income tax expense of approximately $471,000 resulting in an effective tax rate of 33.4%. The difference between the effective tax rate and the statutory tax rate of 34% is due to non-taxable investment income and non-deductible expenses. During the three months ended June 30, 2004 the Company recorded income tax expense of approximately $90,000 resulting in an effective tax rate of 8.9%. The difference between the effective tax rate and the statutory tax rate of 34% is due to non-taxable investment income and non-deductible expenses as well as the expected impact of the reduction in the deferred tax asset valuation allowance for the year.

Results of Operations – Six Months Ended June 30, 2005 and 2004

The discussion that follows should be read in connection with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statement of income for the six months ended June 30, 2005 and 2004. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2005	2004	Dollar	Percentage
Underwriting gain (loss)
Personal	$752,939	$40,593	$712,346	1754.8%
Commercial	(171,974)	32,815	(204,789)	(624.1)%
Farm	524,348	164,422	359,926	218.9%
Marine	(148,670)	137,806	(286,476)	(207.9)%

Total underwriting gain (loss)	956,643	375,636	581,007	154.7%
Other revenue (expense) items
Net investment income	741,591	410,191	331,400	80.8%
Net realized gains (losses) on investments	382,420	(8,372)	390,792	(4667.8)%
Other income	193,911	186,426	7,485	4.0%
Interest expense	(155,041)	(273,212)	118,171	(43.3)%
Demutualization expense	—	(41,227)	41,227	(100.0)%

Total other revenue (expense) items	1,162,881	273,806	889,075	324.7%

Income before federal income taxes	2,119,524	649,442	1,470,082	226.4%
Federal income taxes	707,722	90,000	617,722	686.4%

Net income	$1,411,802	$559,442	$852,360	152.4%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the six months ended June 30, 2005 and 2004.

	2005	2004	Change	% Change
Direct premiums written	$21,242,008	$18,965,345	$2,276,663	12.0%

Net premiums written	$17,767,491	$16,802,015	$965,476	5.7%

Net premiums earned	$18,422,167	$11,281,681	$7,140,486	63.3%
Loss and LAE	10,980,836	7,177,050	3,803,786	53.0%
Policy acquisition and other underwriting expenses	6,484,688	3,728,995	2,755,693	73.9%

Underwriting gain (loss)	$956,643	$375,636	$581,007	154.7%

Loss and LAE ratio	59.6%	63.6%	(4.0)%
Policy acquisition and other underwriting expense ratio	35.2%	33.1%	2.1%
Combined ratio	94.8%	96.7%	(1.9)%

Premiums. Direct premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2005	2004	$ Change	% Change
Direct Premiums Written:
Personal	$13,344,365	$11,447,056	$1,897,309	16.6%
Commercial	4,620,663	4,548,678	71,985	1.6%
Farm	2,239,636	2,083,554	156,082	7.5%
Marine	1,037,344	886,057	151,287	17.1%

	$21,242,008	$18,965,345	$2,276,663	12.0%

The increase of 16.6% in direct premiums written for the personal segment continues to be driven by the private passenger auto and homeowner product lines. Although renewal premium volume for the private passenger auto and homeowner product lines increased 41.8% and 10.2%, respectively, the soft market has begun to impact personal lines, as new business volume for the private passenger auto product line has slowed to an 8.9% increase while the homeowner product line experienced a decrease of 7.6%. For the personal lines segment renewal premiums have increased 18.2% while new business premiums have decreased 1.9%. The Company expects that the soft market will continue to impact direct premiums written in the personal segment throughout the remainder of 2005. Despite the soft market conditions experienced in the commercial segment we have been successful writing new commercial exposures within our target market which is focused on small business operations. Commercial premiums are up 1.6% with new business direct written premium increasing 48%. However, due to an agency cancellation and underwriting actions taken to non-renew larger commercial exposures deemed outside the Company’s target market, renewal premiums are still down 6.5%. Direct premiums written for the farm segment are up 7.5% driven by an increase of 9.5% in renewal premiums offset by a decline in new business of 11.6%. Direct premiums written for the marine segment are up 17.1% driven by a combination of both new and renewal premiums which are up 3.8% and 21.6%, respectively. Overall, direct written premiums are up 12.0% with new business premiums up 10.4% and renewal premiums up 11.2%.

Net premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2005	2004	$ Change	% Change
Net Premiums Written:
Personal	$10,977,389	$9,967,095	$1,010,294	10.1%
Commercial	3,895,909	4,143,989	(248,080)	(6.0)%
Farm	1,969,993	1,887,403	82,590	4.4%
Marine	924,200	803,528	120,672	15.0%

	$17,767,491	$16,802,015	$965,476	5.7%

Net premiums written increased $965,000 due to the overall increase in direct premiums written offset by growth in ceded premiums written under the Company’s reinsurance agreements of approximately $1,311,000.

Net premiums earned by major business segment for the six months ended June 30 are presented in the table below:

	2005	2004	$ Change	% Change
Net Premiums Earned:
Personal	$11,815,612	$6,858,530	$4,957,082	72.3%
Commercial	3,868,420	2,864,415	1,004,005	35.1%
Farm	2,057,512	1,203,830	853,682	70.9%
Marine	680,623	354,906	325,717	91.8%

	$18,422,167	$11,281,681	$7,140,486	63.3%

Net premiums earned increased $2,046,000 as a result of overall volume growth coupled with an increase of $5,788,000 due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract which was placed into runoff on January 1, 2004. The increase was offset by higher ceded premiums earned of $694,000 under the Company’s excess of loss and catastrophe reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the six months ended June 30 are shown in the tables below:

	2005	2004	$ Change	% Change
Loss and LAE:
Personal	$6,903,522	$4,550,775	$2,352,747	51.7%
Commercial	2,678,693	1,885,140	793,553	42.1%
Farm	808,910	641,221	167,689	26.2%
Marine	589,711	99,914	489,797	490.2%

	$10,980,836	$7,177,050	$3,803,786	53.0%

Incurred Claim Count:
Personal	2,149	2,097	52	2.5%
Commercial	288	341	(53)	-15.5%
Farm	170	221	(51)	-23.1%
Marine	73	73	0	0.0%

	2,680	2,732	(52)	-1.9%

Average Loss and LAE per Claim:
Personal	$3,212	$2,170	$1,042	48.0%
Commercial	9,301	5,528	3,773	68.2%
Farm	4,758	2,901	1,857	64.0%
Marine	8,078	1,369	6,710	490.2%

	$4,097	$2,627	$1,470	56.0%

Loss and LAE Ratio:
Personal	58.4%	66.4%
Commercial	69.2%	65.8%
Farm	39.3%	53.3%
Marine	86.6%	28.2%

	59.6%	63.6%

The increase in loss and LAE of $3,804,000 is due primarily to the impact of the runoff of the quota share reinsurance agreement, an increase in the 2005 excess of loss reinsurance retention level and an increase in claim severity. During the six months ended June 30, 2004 the Company ceded approximately $2,445,000 of incurred loss and LAE to the quota share reinsurer while there was no loss and LAE ceded during the same period in 2005. Furthermore, as a result of increasing the excess of loss retention from $125,000 in 2004 to $150,000 in 2005, net loss and LAE increased approximately $363,000 during the six months ended June 30, 2005.

The Company’s loss and LAE ratio declined to 59.6% during the six months ended June 30, 2005 compared to 63.6% for the same period in 2004 as a result of the quota share runoff. As noted above the Company’s net earned premium increased $5,788,000 due to the decline in earned premium ceded under the quota share agreement. While at the same time loss and LAE increased only $2,445,000 due to the decline in ceded loss and LAE under the quota share agreement. On a comparative basis if the Company had not ceded the aforementioned earned premium and loss and LAE under the quota share agreement for the six months ended June 30, 2004 the Company’s loss and LAE ratio for that period would have been 56.4%. The loss and LAE ratio, excluding the quota share impact for the six months ended June 30, 2004 of 56.4% increased to 59.6% for the six months ended June 30, 2005 as a result of the increased excess of loss retention level and increased claim severity.

For the personal and farm segments, the decline in the loss ratio is due to higher net premiums earned; however, the decline was somewhat offset by an increase in loss and LAE as a result of increased claim severity. The commercial segment’s loss ratio increased slightly as a result of increased claim severity during the quarter ended June 20, 2005 offset by mild losses incurred during the first quarter. The increase in the loss and LAE ratio for the marine segment, the Company’s smallest and therefore most volatile segment in terms of its loss ratio is due primarily to increased severity during the six months ended June 30, 2005. During that time period, the Company had 8 reported claims, each in excess of $10,000 that totaled $303,000 while during the same period in 2004 the Company had only 1 claim reported in excess of $10,000.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the six months ended June 30 were as follows:

	2005	2004	$ Change	% Change
Amortization of deferred policy acquisition costs	$3,099,264	$907,243	$2,192,021	241.6%
Other underwriting expenses	3,385,424	2,821,752	563,672	20.0%

Total policy acquisition and other underwriting expenses	$6,484,688	$3,728,995	$2,755,693	73.9%

Net premiums earned	$18,422,067	$11,281,681	$7,140,386	63.3%

Expense ratio	35.2%	33.1%	2.1%

Amortization of deferred policy acquisition costs increased during the period in 2005 as compared to the same period in 2004 as a result of the reduction in the quota share reinsurance ceding commission income component of deferred policy acquisition costs. Factors impacting the growth in other underwriting expenses include an increase in the provision for agent incentives including the Company’s profit sharing commission as well as the October 2005 agent incentive trip and an increase in premium taxes as a result of a reduction in tax credits utilized in prior years. The expense ratio, defined as the ratio of policy acquisition and other underwriting expenses to net earned premium, increased due to the increase in amortization of deferred policy acquisition costs as well as the other aforementioned items.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the six months ended June 30 are as follows:

	2005	2004	Change	% Change
Gross investment income	$973,086	$722,019	$251,067	34.8%
Less: Investment expenses	(231,495)	(311,828)	80,333	(25.8)%

Net investment income	$741,591	$410,191	$331,400	80.8%

Average invested assets (amortized cost basis)	$47,159,343	$35,216,416	$11,942,927	33.9%

Rate of return on average invested assets	3.1%	2.3%	0.8%

Gross investment income increased during the six months ended June 30, 2005 as a result of a higher invested asset balance while pretax yields remained relatively consistent during the two six month periods. Investment expenses decreased due to lower internal costs related to the management of the fixed maturity portfolio as a result of increased utilization of the Company’s outside investment management consultant. In addition, during the six months ended June 30, 2004 the Company incurred $31,000 related to a letter of credit associated with the quota share reinsurance agreement. These fees were not incurred during the same period in 2005. The average invested asset balance (amortized cost basis), including cash and cash equivalents, increased $11.9 million as a result of the net cash proceeds of $5.0 million received in October 2004 from the Company’s stock offering coupled with approximately $8.0 million of cash provided by operations from July 2004 through June 30, 2005. The annualized rate of return on average invested assets increased due to the decline in investment expenses during the period.

The Company reported a net realized gain of $382,000 and a net realized loss of $8,000 during the six months ended June 30, 2005 and 2004, respectively. The increase is due to more selling activity during the six month period in 2005 compared to 2004. During the six months ended June 30, 2005 the Company continued to shift its equity portfolio from common stocks to mutual funds resulting in net realized gains from the sale of equity securities of $212,000 offset by realized losses of $99,000 related to two equity investments that the Company deemed to be other than temporarily impaired. During the six months ended June 30, 2005 the Company focused on reducing the duration in the fixed maturity portfolio in order to temper the fluctuations in the market value of the fixed maturity portfolio. This resulted in net realized gains on the sale of fixed maturity securities of $269,000 during the six months ended June 30, 2005.

Interest Expense. Interest expense decreased from $273,000 to $155,000 for the six month period ended June 30, 2004 and 2005, respectively. The decrease is due to the decline in the outstanding balance of surplus notes during the two periods as well as the decline in the quota share funds withheld account balance. The quota share reinsurance contract was structured on a funds withheld basis and requires the Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the six months ended June 30, 2005 the Company recorded income tax expense of approximately $708,000 resulting in an effective tax rate of 33.4%. The difference between the effective tax rate and the statutory tax rate of 34% is due to non-taxable investment income and non-deductible expenses. During the six months ended June 30, 2004 the Company recorded income tax expense of $90,000 resulting in an effective tax rate of 13.9%. The difference between the effective tax rate and the statutory tax rate of 34% is due to non-taxable investment income and non-deductible expenses as well as the expected impact of the reduction in the deferred tax asset valuation allowance for the year.

Liquidity and Capital Resources

The principal sources of funds for the Company are insurance premiums, investment income and proceeds from the maturity and sale of invested assets. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses and surplus note service. Our short and long term liquidity requirements vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

We maintain an investment portfolio that is intended to provide sufficient funds to meet our obligations without forced sales of investments. A portion of our investment portfolio is maintained in relatively short term and highly liquid assets, including mortgage-backed securities, which have shorter estimated durations, to ensure the availability of funds.

Cash flow provided by operations was $3,177,000 and $2,143,000 for the six months ended June 30, 2005 and 2004, respectively, an increase of $1,034,000. During the six months ended June 30, 2005 as compared to the same period in 2004 net premiums collected increased $363,000, net loss and LAE payments increased $1,635,000 while policy acquisition and other underwriting expenses paid increased $1,051,000. During the six months ended June 30, 2005, net cash used under the quota share funds withheld account was $262,000 while during the same period in 2004 net cash used was $3,148,000, a decrease of $2,887,000. Other cash provided by operations increased $470,000 during the six months ended June 30, 2005 compared to the same period in 2004.

Cash flow used in investing activities decreased $2,760,000 during the six months ended June 30, 2005 compared to 2004. Cash used in investing activities was higher during the six months ended June 30, 2004 due to a higher cash balance at the beginning of that period which was invested into both fixed maturity and equity securities during the period.

Our debt structure consists of Series B Surplus Notes which carry a 7 percent interest rate and mature on June 30, 2007. At June 30, 2005 and December 31, 2004, there were $2,890,000 Series B Surplus Notes outstanding.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,041,852	$16,476	$38,841	$4,019,487
States and political subdivisions	7,390,118	35,378	4,273	7,421,223
Corporate securities	14,345,538	100,380	73,070	14,372,848
Mortgage-backed securities	12,749,556	40,078	64,137	12,725,497

	38,527,064	192,312	180,321	38,539,055

Preferred stocks	426,200	—	600	425,600
Common stocks and mutual funds	7,123,318	398,872	41,829	7,480,361

	7,549,518	398,872	42,429	7,905,961

Total	$46,076,582	$591,184	$222,750	$46,445,016

	December 31, 2004
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,467,011	$11,248	$61,148	$4,417,111
States and political subdivisions	244,126	—	2,002	242,124
Corporate securities	20,952,374	247,820	105,795	21,094,399
Mortgage-backed securities	11,449,913	55,832	53,685	11,452,060

	37,113,424	314,900	222,630	37,205,694

Preferred stocks	498,800	6,800	—	505,600
Common stocks and mutual funds	4,086,743	496,260	16,845	4,566,158

	4,585,543	503,060	16,845	5,071,758

Total	$41,698,967	$817,960	$239,475	$42,277,452

At June 30, 2005, corporate securities accounted for 37% of our fixed maturity portfolio, mortgage backed securities were 33%, states and political subdivisions were 19% and U. S. government and government agency bonds were 11%. At June 30, 2005, our equity portfolio had a concentration in the U.S. industrial and miscellaneous sector of 88%, while 6% was in the energy sector and 6% was in the financial and insurance services sector.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at June 30, 2005 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at June 30, 2005 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at June 30, 2005 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$823,510	$5,443	$2,230,024	$33,398	$3,053,534	$38,841
States and political subdivisions	2,529,131	2,977	240,588	1,296	2,769,719	4,273
Corporate securities	8,410,300	30,081	2,229,551	42,989	10,639,851	73,070
Mortgage-backed securities	5,016,296	38,807	2,721,374	25,330	7,737,670	64,137

	16,779,237	77,308	7,421,537	103,013	24,200,774	180,321

Preferred stocks	425,600	600	—	—	425,600	600
Common stocks and mutual funds	1,984,747	41,829	—	—	1,984,747	41,829

	2,410,347	42,429	—	—	2,410,347	42,429

Total	$19,189,584	$119,737	$7,421,537	$103,013	$26,611,121	$222,750

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the three months ended June 30, 2005.

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

Interest Rate Risk. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet. During the second quarter the Company reduced the duration in the fixed maturity portfolio from 5.3 years at March 31, 2005 to 4.1 years at June 30, 2005 in order to lessen the impact of interest rate risk. Although the reduction in duration is expected to reduce the overall interest rate risk associated with our fixed maturity portfolio, it will also likely decrease future investment income. A consequence of shortening duration is a reduction in the yield of the overall portfolio. In a “normal” economic environment, investors are compensated for purchasing longer maturity securities because it exposes them to an increasing amount of interest rate risk. The compensation received for pushing further out the yield curve is represented by higher yields offered on these longer term securities. As such, the decision to shorten duration represents a swap from higher to lower yielding securities. If interest rates were to rise, however, unrealized losses in the fixed maturity portfolio are expected to be smaller because of the shortened duration position.

The change in the fixed maturity portfolio’s net unrealized gain from $92,000 at December 31, 2004 to $12,000 at June 30, 2005 is due to a slight increase in interest rates as evidenced by a 9 basis point increase in the yield on 5 year treasury securities during the period from December 31, 2004 to June 30, 2005.

The following table shows the effects of a change in interest rate on the fair value of our fixed maturity investment portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rates. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$35,632	$(2,907)
1%	37,009	(1,530)
0	38,539	—
-1%	40,069	1,530
-2%	41,446	2,907

Credit Risk. At June 30, 2005, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA and an average duration of 4.1 years.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We do not intend to pay dividends in the foreseeable future and cannot assure our shareholders that dividends will be paid in the future. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and she does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2005, the Insurance Company can pay a non-extraordinary dividend of up to $2,027,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the Company continues to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of Shareholders held on May 12, 2005, the following proposals were adopted by the margins indicated.

		Number of Shares
		Voted For	Withheld
Proposal 1:	Election of Class II Directors for a term of three years from the date of election or until such time as their respective successors have been elected and qualified.

	Jack G. Hendon	856,378	4,250
	Donald VanSingel	856,378	4,250
	Harold L. Wiberg	846,908	13,720

		Number of Shares
		Voted For	Against	Abtain
Proposal 2:	Approval of the Fremont Michigan InsuraCorp, Inc. Stock-Based Compensation Plan.	304,102	57,438	1,074

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

On January 12, 2005, the Governor of Michigan and the Commissioner of the Office of Financial and Insurance Services issued proposed rules to reduce base insurance rates and ban the use of insurance credit scores as a rating factor or as a basis to refuse to insure or limit coverage on personal insurance. Personal insurance includes private passenger automobile, homeowners, motorcycle, boat, personal watercraft, snowmobile, recreational vehicle, mobile-homeowners and non-commercial dwelling fire lines. The proposed ban was to be effective on July 1, 2005.

The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit on March 25, 2005 seeking relief from the proposed ban. On April 25, 2005 the presiding judge issued a final order in the matter of IIM et al v. OFIS, pertaining to insurers’ use of insurance credit scores to provide discounts on personal lines of insurance. In his final order the judge ruled in favor of IIM, stating that, “It is ordered that Plaintiff’s request for declaratory relief is granted, and the OFIS rules, R 500.2151-2155 are declared illegal, invalid and unenforceable. It is further ordered that Defendant is permanently enjoined from enforcing these rules against any Plaintiff in this action.” The Company was pleased with the outcome of the legal challenge and intends to continue to utilize insurance scoring as a pricing tool. The Commissioner of the OFIS has filed an appeal to this ruling in the Michigan Court of Appeals.

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

(b) Reports on Form 8-K. The following reports on Form 8-K was filed during the period covered by this report:

In a report on Form 8-K dated May 13, 2005, the Company reported, under Item 2.02 “Results of Operations and Financial Condition”, a press release, dated May 13, 2005, announcing and commenting on its results of operations for the quarter and ended March 31, 2005.

In a report on Form 8-K dated May 26, 2005, the Company reported, under Item 4.01 “Changes in Registrant’s Certifying Accountant”, that the Audit Committee dismissed PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company. The Company also reported that the Audit Committee appointed BDO Seidman, LLP as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: August 12, 2005	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Marvin R. Deur
Marvin R. Deur
Vice President and Treasurer
(principal financial officer)

Date: August 12, 2005	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President and Controller
(principal accounting officer)