Form 10-Q
period 2005-09-30
FREMONT MICHIGAN INSURACORP INC
filed 2005-11-10
CIK 1271245

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of November 8, 2005
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
Assets

Investments:
Fixed maturities available for sale, at fair value	$40,441,994	$37,205,694
Equity securities available for sale, at fair value	8,267,663	5,071,758
Mortgage loans on real estate from related parties	263,308	136,262

Total investments	48,972,965	42,413,714
Cash and cash equivalents	2,527,543	3,672,254
Receivable from sale of investments	—	739,150
Premiums due from policyholders, net	7,226,066	6,846,286
Amounts due from reinsurers	8,282,791	10,879,642
Accrued investment income	377,351	398,208
Deferred policy acquisition costs	2,893,667	2,860,621
Deferred federal income taxes	3,765,025	—
Property and equipment, net of accumulated depreciation	841,349	848,103
Other assets	3,350	3,136

	$74,890,107	$68,661,114

Liabilities and Stockholders’ Equity

Liabilities:
Losses and loss adjustment expenses	$19,091,495	$18,972,587
Unearned premiums	20,403,740	19,675,548
Reinsurance funds withheld and premiums ceded payable	1,361,968	3,018,710
Accrued expenses and other liabilities	7,463,480	6,798,772
Surplus notes	2,890,288	2,890,288

Total liabilities	51,210,971	51,355,905

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 862,128 shares issued and outstanding	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,540,767	7,512,913
Retained earnings	16,009,795	9,213,811
Accumulated other comprehensive income:
Net unrealized gains on investments, net of deferred federal income taxes	128,574	578,485

Total stockholders’ equity	23,679,136	17,305,209

Total liabilities and stockholders’ equity	$74,890,107	$68,661,114

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
Revenues:
Net premiums earned	$28,935,596	$18,575,987
Net investment income	1,013,263	666,483
Net realized gains (losses) on investments	388,006	(104,978)
Other income, net	296,944	285,315

Total revenues	30,633,809	19,422,807

Expenses:
Losses and loss adjustment expenses, net	16,268,879	11,947,954
Policy acquisition and other underwriting expenses	9,651,317	6,428,602
Interest expense	232,152	398,631
Demutualization expenses	—	143,189

Total expenses	26,152,348	18,918,376

Income before federal income tax expense	4,481,461	504,431

Federal income tax benefit (expense)	2,314,523	(75,000)

Net income	$6,795,984	$429,431

Net income per common share
Basic	$7.88
Diluted	$7.86

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2005 and 2004

	2005	2004
Revenues:
Net premiums earned	$10,513,429	$7,294,306
Net investment income	271,672	256,292
Net realized gains (losses) on investments	5,586	(96,606)
Other income, net	103,033	98,889

Total revenues	10,893,720	7,552,881

Expenses:
Losses and loss adjustment expenses, net	5,288,043	4,770,904
Policy acquisition and other underwriting expenses	3,166,629	2,699,607
Interest expense	77,111	125,419
Demutualization expenses	—	101,962

Total expenses	8,531,783	7,697,892

Income (loss) before federal income tax expense	2,361,937	(145,011)

Federal income tax benefit	3,022,245	15,000

Net income (loss)	$5,384,182	$(130,011)

Net income per common share
Basic	$6.25
Diluted	$6.20

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2005

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance, December 31, 2004	$—	$—	$—	$7,512,913	$9,213,811	$578,485	$17,305,209

Comprehensive income:
Net income					6,795,984		6,795,984
Net unrealized losses on investments, net of deferred federal income taxes						(449,911)	(449,911)

Total comprehensive income							6,346,073
Issuance of stock options				27,854			27,854

Balance, September 30, 2005	$—	$—	$—	$7,540,767	$16,009,795	$128,574	$23,679,136

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$6,795,984	$429,431
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	117,915	117,915
Deferred federal income taxes	(3,831,260)	—
Stock based compensation expense	27,854	—
Net realized (gains) losses on investments	(388,006)	104,978
Net amortization of premiums on investments	188,237	147,493
Changes in assets and liabilities:
Premiums due from policyholders	(379,780)	(311,427)
Amounts due from reinsurers	2,596,851	5,443,123
Accrued investment income	20,857	(8,897)
Deferred policy acquisition costs	(33,046)	(2,417,842)
Deferred equity offering expenses	—	(337,017)
Other assets	(214)	853
Losses and loss adjustment expenses	118,908	3,544,122
Unearned premiums	728,192	938,031
Reinsurance funds withheld and premiums ceded payable	(1,656,742)	(4,432,581)
Accrued expenses and other liabilities	664,708	708,691

Net cash provided by operating activities	4,970,458	3,926,873

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	19,105,699	7,346,108
Proceeds from sales of equity investments	1,702,942	735,868
Purchases of fixed maturity investments	(22,892,855)	(12,578,621)
Purchases of equity investments	(4,531,898)	(2,990,148)
Decrease in receivable from investments	739,150	—
Repayment of mortgage loan on real estate from related party	2,954	2,782
Issuance of mortgage loan on real estate from related party	(130,000)	—
Purchase of equipment, net	(111,161)	(139,315)

Net cash used in investing activities	(6,115,169)	(7,623,326)

Cash flows from financing activities:	—	—

Net decrease in cash and cash equivalents	(1,144,711)	(3,696,453)

Cash and cash equivalents, beginning of period	3,672,254	6,977,804

Cash and cash equivalents, end of period	$2,527,543	$3,281,351

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Comprehensive Income or Loss

The Company’s comprehensive income for the nine months ended September 30, 2005 and 2004 is as follows:

	2005	2004
Net income	$6,795,984	$429,431
Other comprehensive income:
Unrealized (loss) gain on investments arising during the period	4,330	22,203
Deferred income tax benefit (expense) of unrealized (loss) gain on investments arising during the period	(1,472)	(7,549)
Change in deferred tax valuation allowance	(196,685)	7,549

Unrealized (loss) gain on investments arising during the period, net of deferred income taxes and valuation allowance	(193,827)	22,203
Adjustment for pretax realized (gains) losses on investments included in net income (loss)	(388,006)	104,978
Deferred income tax expense (benefit) of realized gains included in net income (loss)	131,922	(35,692)
Change in deferred tax valuation allowance	—	35,692

	(449,911)	127,181

Comprehensive income	$6,346,073	$556,612

The Company’s comprehensive income for the three months ended September 30, 2005 and 2004 is as follows:

	2005	2004
Net income (loss)	$5,384,182	$(130,011)
Other comprehensive income:
Unrealized (loss) gain on investments arising during the period	(168,039)	648,480
Deferred income tax benefit (expense) of unrealized (loss) gain on investments arising during the period	57,133	(220,483)
Change in deferred tax valuation allowance	(125,268)	220,483

Unrealized (loss) gain on investments arising during the period, net of deferred income taxes and valuation allowance	(236,174)	648,480
Adjustment for pretax realized (gains) losses on investments included in net income (loss)	(5,586)	96,606
Deferred income tax expense (benefit) of realized gains included in net income (loss)	1,899	(32,846)
Change in deferred tax valuation allowance	—	32,846

	(239,861)	745,086

Comprehensive income	$5,144,322	$615,075

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

4.	Income Per Share

Basic net income per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding. The computation of basic and diluted net income per share for the nine months ended September 30 is as follows:

	2005	2004
Numerator for basic and diluted net income per share:
Net income	$6,795,984	—

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	862,128	—
Effect of dilutive stock options	2,770	—

Denominator for diluted net income per share – adjusted weighted average shares outstanding	864,898	—

Basic net income per share	$7.88	—
Diluted net income per share	$7.86	—

The computation of basic and diluted net income per share for the three months ended September 30 is as follows:

	2005	2004
Numerator for basic and diluted net income per share:
Net income	$5,384,182	—

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	862,128	—
Effect of dilutive stock options	5,746	—

Denominator for diluted net income per share – adjusted weighted average shares outstanding	867,874	—

Basic net income per share	$6.25	—
Diluted net income per share	$6.20	—

5.	Segment Information

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the nine months ended September 30 are as follows:

	2005	2004
Revenues:
Net premiums earned:
Personal lines	$18,427,209	$11,392,617
Commercial lines	6,192,810	4,584,097
Farm	3,213,086	1,961,732
Marine	1,102,491	637,541

Total net premiums earned	28,935,596	18,575,987

Expenses:
Loss and loss adjustment expenses:
Personal lines	9,973,372	8,095,380
Commercial lines	3,349,118	2,320,499
Farm	1,935,371	1,034,923
Marine	1,011,018	497,152

Total loss and loss adjustment expenses	16,268,879	11,947,954

Policy acquisition and other underwriting expenses:
Personal lines	6,146,300	3,942,291
Commercial lines	2,065,579	1,586,771
Farm	1,071,708	679,375
Marine	367,730	220,165

Total policy acquisition and other underwriting expenses	9,651,317	6,428,602

Underwriting gain (loss):
Personal lines	2,307,537	(645,054)
Commercial lines	778,113	676,827
Farm	206,007	247,434
Marine	(276,257)	(79,776)

Total underwriting gain	3,015,400	199,431

Net investment income	1,013,263	666,483
Net realized gains (losses) on investments	388,006	(104,978)
Other income, net	296,944	285,315
Interest expense	(232,152)	(398,631)
Demutualization expenses	—	(143,189)

Income before federal income taxes	$4,481,461	$504,431

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the three months ended September 30 are as follows:

	2005	2004
Revenues:
Net premiums earned:
Personal lines	$6,611,597	$4,534,087
Commercial lines	2,324,390	1,719,682
Farm	1,155,574	757,902
Marine	421,868	282,635

Total net premiums earned	10,513,429	7,294,306

Expenses:
Loss and loss adjustment expenses:
Personal lines	3,069,849	3,544,605
Commercial lines	670,426	435,359
Farm	1,126,461	393,702
Marine	421,307	397,238

Total loss and loss adjustment expenses	5,288,043	4,770,904

Policy acquisition and other underwriting expenses:
Personal lines	1,987,150	1,675,129
Commercial lines	703,877	640,311
Farm	347,454	281,188
Marine	128,148	102,979

Total policy acquisition and other underwriting expenses	3,166,629	2,699,607

Underwriting gain (loss):
Personal lines	1,554,598	(685,647)
Commercial lines	950,087	644,012
Farm	(318,341)	83,012
Marine	(127,587)	(217,582)

Total underwriting gain (loss)	2,058,757	(176,205)

Net investment income	271,672	256,292
Net realized gains (losses) on investments	5,586	(96,606)
Other income, net	103,033	98,889
Interest expense	(77,111)	(125,419)
Demutualization expenses	—	(101,962)

Income (loss) before federal income taxes	$2,361,937	$(145,011)

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

6.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the nine months ended September 30 are as follows:

	2005	2004
Components of net periodic benefit cost:
Service cost	$15,635	$191,718
Interest cost	88,229	167,204
Amortization of prior transition obligation	—	36,519
Amortization of unrecognized prior service cost	(64,262)	—
Amortization of unrecognized net actuarial loss	28,121	38,655

Net periodic benefit cost	$67,723	$434,096

The components of the net periodic benefit cost for the three months ended September 30 are as follows:

	2005	2004
Components of net periodic benefit cost:
Service cost	$5,212	$63,906
Interest cost	29,410	55,735
Amortization of prior transition obligation	—	12,173
Amortization of unrecognized prior service cost	(21,421)	—
Amortization of unrecognized net actuarial loss	9,374	12,885

Net periodic benefit cost	$22,575	$144,699

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the nine months ended September 30, 2005 the Company has made contributions to the plan of approximately $88,000. During 2005 the Company expects to contribute a total of $88,000 to the plan to cover anticipated benefit payments.

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

Premiums earned are net of amounts ceded of $4,448,000 and $11,763,000 for the nine months ended September 30, 2005 and 2004, respectively. Loss and loss adjustment expenses are net of amounts ceded of $990,000 and $7,838,000 for the nine months ended September 30, 2005 and 2004, respectively.

Premiums earned are net of amounts ceded of $942,000 and $3,133,000 for the three months ended September 30, 2005 and 2004, respectively. Loss and loss adjustment expenses are net of amounts ceded of ($36,000) and $2,467,000 for the three months ended September 30, 2005 and 2004, respectively.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

8.	Federal Income Taxes

The provision for income taxes for the nine and three months ended September 30, 2005 and 2004 consists of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Current expense (benefit)	$1,516,736	$75,000	$868,048	$(15,000)
Deferred expense (benefit)	24,202	143,398	(76,543)	(233,794)
Deferred tax valuation allowance	(3,855,461)	(143,398)	(3,813,750)	233,794

Total	$(2,314,523)	$75,000	$(3,022,245)	$(15,000)

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income or loss before federal income taxes due to the following:

	Nine Months Ended September 30,
	2005		2004
Income before federal income taxes	$4,481,461		$504,431

Tax at statutory rate	1,523,697	34.0%	171,507	34.0%
Tax effect of :
Dividends received deduction	(16,729)	(0.4)%	(10,089)	(2.0)%
Nondeductible expenses, net	3,969	0.1%	40,354	8.0%
Provision to return variance	35,627	0.8%	45,138	8.9%
Other, net	(5,626)	(0.1)%	14,729	2.9%
Valuation allowance	(3,855,461)	(86.0)%	(186,639)	(37.0)%

	$(2,314,523)	(51.6)%	$75,000	14.9%

	Three Months Ended September 30,
	2005		2004
Income (loss) before federal income taxes	$2,361,937		$(145,011)

Tax at statutory rate	803,059	34.0%	(49,304)	34.0%
Tax effect of :
Dividends received deduction	(4,461)	(0.2)%	(2,900)	2.0%
Nondeductible expenses, net	1,386	0.1%	11,601	(8.0)%
Provision to return variance	—	—	45,138	(31.1)%
Other, net	(8,479)	(0.4)%	—
Valuation allowance	(3,813,750)	(161.5)%	(19,535)	13.5%

	$(3,022,245)	(128.0)%	$(15,000)	10.3%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of September 30, 2005 it is more likely than not that sufficient taxable income will exist in the periods of reversal and therefore a portion of the recorded deferred tax asset will be realized. Accordingly, the Company has reversed a portion of the deferred tax asset valuation allowance as of the beginning of the nine-month and three-month periods ended September 30, 2005.

Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $1,053,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for these amounts.

At September 30, 2005 and December 31, 2004 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	September 30, 2005	December 31, 2004
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$433,792	$399,674
Unearned premium reserves	1,419,731	1,346,649
Realized losses on investments	37,323	3,740
Postretirement benefits accrued	930,772	931,648
Net operating loss carryforward	2,742,271	2,716,444
Capital loss carryfoward	41,886	207,391
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	153,453	155,046

Total deferred federal income tax assets	6,116,925	6,118,289

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,019,313)	(978,320)
Unrealized gains on investments	(66,235)	(196,685)
Property and equipment	(199,063)	(214,285)
Other deferred tax liabilities	(14,053)	(16,987)

Total deferred federal income tax liabilities	(1,298,664)	(1,406,277)

Net deferred federal income tax asset	4,818,261	4,712,012

Valuation allowance	(1,053,236)	(4,712,012)

Net deferred tax asset	$3,765,025	$—

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the allocation of the change in the deferred tax valuation allowance for the year ended December 31, 2004. The second table shows the impact of the reversal of the valuation allowance on federal income tax benefit included in net income and other comprehensive income for the nine and three month periods ended September 30, 2005.

Year Ended December 31, 2004
Valuation allowance balance, January 1	$(5,327,589)
Change in valuation allowance allocated to:
Federal income tax benefit from operations	604,500
Unrealized gains/losses on investments allocated to other comprehensive income	11,077

Valuation allowance balance, December 31	$(4,712,012)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Valuation allowance balance, July 1, or January 1	$(4,741,718)	$(4,712,012)
Reversal of valuation allowance for unrealized gains/losses on investments allocated to other comprehensive income	(125,268)	(196,685)
Reversal of valuation allowance reported as federal income tax benefit	3,813,750	3,855,461

Valuation allowance balance, September 30	$(1,053,236)	$(1,053,236)

At September 30, 2005, the Company has net operating loss carryforwards which total approximately $8,066,000. As a result of the conversion and demutualization discussed in Note 1 the aforementioned net operating losses are subject to certain change in control limitations under Section 382. The annual limitation on the utilization of the net operating losses is approximately $400,000. In addition to the net operating loss carryforwards the Company also has approximately $358,000 in alternative minimum tax credit carryforwards which are also subject to the Section 382 limitation and can be carried forward indefinitely.

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

Overview of Business

The Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 129 years. We market policies through approximately 162 independent insurance agencies. We have four business segments: personal, commercial, farm and marine. As of September 30, 2005, we had approximately 50,700 policies in force and assets of $74.9 million.

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

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and nine months ended September 30, 2005 and 2004. The Company’s fiscal year ends on December 31.

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

The policies relating to liabilities for loss and loss adjustment expenses, investments, policy acquisition costs, reinsurance and income taxes are those we believe to be most sensitive to estimates and judgments. These policies are more fully described below as well as in our 2004 Annual Report on Form 10-K. There have been no material changes to these policies during the most recent quarter.

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

The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Reported losses
Personal	$5,185	$5,182
Commercial	3,073	4,444
Farm	1,830	1,019
Marine	308	276

	10,396	10,921

IBNR losses
Personal	4,589	4,577
Commercial	3,079	2,510
Farm	800	753
Marine	227	212

	8,695	8,052

Total
Personal	9,774	9,759
Commercial	6,152	6,954
Farm	2,630	1,772
Marine	535	488

	$19,091	$18,973

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of September 30, 2005 and December 31, 2004, was approximately $460,000 and $473,000, respectively.

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

Additionally, our impairment evaluation and recognition for interests in mortgage-backed/asset-backed securities is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on investments must be recognized if the fair value of the investment is less than both its book value and the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the investment and its fair value, is included in earnings as a realized loss in the period the impairment arose. As a result of this evaluation process, there were no impairment losses recorded in mortgage-backed/asset-backed securities during the three and nine month periods ended September 30, 2005 and 2004.

During the nine months ended September 30, 2005 the Company recognized approximately $99,000 in realized losses due to two equity investments that the Company deemed to be other than temporarily impaired. During the nine months ended September 30, 2004 there were no investments that the Company determined to be other than temporarily impaired. At September 30, 2005 and December 31, 2004 gross unrealized losses on available for sale investments, which were not impaired, was approximately $639,000 and $239,000, respectively. Management views the unrealized losses as being temporary.

Policy Acquisition Costs. We defer certain policy acquisition costs, which vary with, and are directly related to, the production of business. In our case, these deferred costs consist primarily of agent commissions incurred net of ceding commissions earned. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premiums earned, related investment income, loss and loss adjustment expense and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected to be loss and loss adjustment expense, may require accelerated amortization of deferred policy acquisition costs. Deferred policy acquisition costs at September 30, 2005 and December 31, 2004 were approximately $2,894,000 and $2,861,000, respectively.

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

At September 30, 2005 and December 31, 2004, the Company’s recoverable from reinsurers was comprised of the following:

	September 30, 2005	December 31, 2004
Paid losses and LAE	$1,607,932	$1,486,039
Unpaid losses and LAE	6,477,830	9,186,686
Unearned premium	197,029	206,917

Amounts due from reinsurers	$8,282,791	$10,879,642

The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,
	2005		2004
	Written	Earned	Written	Earned
Direct	$12,805,962	$11,424,788	$12,142,495	$10,389,071
Assumed	27,293	31,077	43,298	38,239
Ceded	(927,070)	(942,436)	(1,709,995)	(3,133,004)

Net premiums	$11,906,185	$10,513,429	$10,475,798	$7,294,306

	Nine Months Ended September 30,
	2005		2004
	Written	Earned	Written	Earned
Direct	$34,047,970	$33,300,676	$31,107,840	$30,218,462
Assumed	64,107	83,209	115,289	120,125
Ceded	(4,438,401)	(4,448,289)	(3,945,316)	(11,762,600)

Net premiums	$29,673,676	$28,935,596	$27,277,813	$18,575,987

Income Taxes. Deferred federal income tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets primarily relate to deductible temporary differences for unpaid losses and loss adjustment expenses and unearned premiums, as well as net operating loss (“NOL”) and minimum tax credit carry forwards. We review our net deferred federal tax asset on a regular basis for recoverability based on the availability of future taxable income in the years when the deductible temporary differences are expected to reverse. As a result of this review, we have determined that as of September 30, 2005, it is more likely than not that sufficient taxable income will exist in the periods of reversal. Accordingly, as of the beginning of the three month and nine month periods ended September 30, 2005 we have reversed the deferred tax asset valuation allowance except for a portion relating to NOL carryforwards which are expected to be lost due to the annual limitation on their utilization pursuant to Internal Revenue Code Section 382 in conjunction with the NOL carryforwards expiration dates.

The reversal of the valuation allowance as of the beginning of the three month and nine month periods ended September 30, 2005, was credited to federal income tax benefit, with the exception of that portion of the valuation allowance that pertains to unrealized gains/losses allocated to other comprehensive income. See Note 8 of Notes to Consolidated Financial Statements, included elsewhere in this report, for additional information regarding the specific effects of the reversal of the valuation allowance.

Description of Ratios Analyzed. In the analysis of our operating results that follows, we refer to various financial ratios and other measures that management uses to analyze and compare the underwriting results of our insurance operations. We calculate the loss and LAE ratio, policy acquisition and other underwriting expense ratio and combined ratio on a GAAP basis. As such, we calculate these ratios by using net premiums earned as the denominator. There have been no material changes to the calculation and use of these ratios during the most recent quarter. The Company also calculates underwriting gain (loss) on a GAAP basis. This measure equals the net premiums earned less loss and loss adjustment expenses as well as policy acquisition and other underwriting expenses. It is another measure used by management and insurance regulators to evaluate the underwriting performance of our insurance operations.

Results of Operations – Three Months Ended September 30, 2005 and 2004

The discussion that follows should be read in connection with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended September 30, 2005 and 2004. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2005	2004	Dollar	Percentage
Underwriting gain (loss)
Personal	$1,554,598	$(685,647)	$2,240,245	326.7%
Commercial	950,087	644,012	306,075	47.5%
Farm	(318,341)	83,012	(401,353)	(483.5)%
Marine	(127,587)	(217,582)	89,995	41.4%

Total underwriting gain (loss)	2,058,757	(176,205)	2,234,962	(1268.4)%

Other revenue (expense) items
Net investment income	271,672	256,292	15,380	6.0%
Net realized gains (losses) on investments	5,586	(96,606)	102,192	105.8%
Other income	103,033	98,889	4,144	4.2%
Interest expense	(77,111)	(125,419)	48,308	(38.5)%
Demutualization expense	—	(101,962)	101,962	(100.0)%

Total other revenue (expense) items	303,180	31,194	271,986	871.9%

Income (loss) before federal income taxes	2,361,937	(145,011)	2,506,948	1728.8%
Federal income tax benefit	3,022,245	15,000	3,007,245	20048.3%

Net income (loss)	$5,384,182	$(130,011)	$5,514,193	4241.3%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended September 30, 2005 and 2004.

	2005	2004	Change	% Change
Direct premiums written	$12,805,962	$12,142,495	$663,467	5.5%

Net premiums written	$11,906,185	$10,475,798	$1,430,387	13.7%

Net premiums earned	$10,513,429	$7,294,306	$3,219,123	44.1%
Loss and LAE	5,288,043	4,770,904	517,139	10.8%
Policy acquisition and other underwriting expenses	3,166,629	2,699,607	467,022	17.3%

Underwriting gain (loss)	$2,058,757	$(176,205)	$2,234,962	1268.4%

Loss and LAE ratio	50.3%	65.4%	(15.1)%
Policy acquisition and other underwriting expense ratio	30.1%	37.0%	(6.9)%
Combined ratio	80.4%	102.4%	(22.0)%

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

Direct premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2005	2004	$ Change	% Change
Direct Premiums Written:
Personal	$8,762,826	$8,112,430	$650,396	8.0%
Commercial	2,156,745	2,253,564	(96,819)	(4.3)%
Farm	1,359,084	1,313,553	45,531	3.5%
Marine	527,307	462,948	64,359	13.9%

	$12,805,962	$12,142,495	$663,467	5.5%

Direct premiums written for the personal segment increased 8.0%, driven by an increase of 25% in private passenger auto with homeowners increasing 1.3%. The growth in the personal segment is primarily driven by renewal premiums which were up 11.2%. Renewal premiums were up 37.2% for private passenger auto and 4.8% for the homeowner product lines. With the softening of the market extending into personal lines this year, new business production was down 20.4% for the quarter as compared to the same period in 2004. Private passenger auto new business was down 19% while homeowners new business was down 21.9%. The decline in new business in these lines is reflective of the softening and increasingly competitive market in Michigan. The Company continually monitors the pricing of its products in relation to the market to ensure that our products are competitively priced. This process is critically important particularly during the soft market in order to ensure that our products are appropriately priced for the risk accepted. The commercial segment was down 4.3%, driven by an 8.7% decrease in renewal premiums. However, new business remains strong and was up 32.8%. The Company continues to be successful in writing new commercial exposures within our target market which is focused on small to medium size business operations. Farm direct premium written was up 3.5%, driven by renewal premiums which were up 6.7%, with new business premium down 31.1%. Direct premium written for the marine business increased 13.9%, driven by both an increase in new and renewal premiums of 4.9% and 17.1% respectively. Overall, direct premiums written were up 5.5%, with new business premiums down 9.5% and renewal premiums up 6.9%.

Net premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2005	2004	$ Change	% Change
Net Premiums Written:
Personal	$7,944,906	$6,901,869	$1,043,037	15.1%
Commercial	2,120,805	1,993,689	127,116	6.4%
Farm	1,327,950	1,164,801	163,149	14.0%
Marine	512,524	415,439	97,085	23.4%

	$11,906,185	$10,475,798	$1,430,387	13.7%

Net premiums written increased approximately $663,000 due to the overall increase in direct premiums written coupled with a reduction in ceded premiums written under the Company’s reinsurance agreements of approximately $767,000.

Net premiums earned by major business segment for the three months ended September 30 are presented in the table below:

	2005	2004	$ Change	% Change
Net Premiums Earned:
Personal	$6,611,597	$4,534,087	$2,077,510	45.8%
Commercial	2,324,390	1,719,682	604,708	35.2%
Farm	1,155,574	757,902	397,672	52.5%
Marine	421,868	282,635	139,233	49.3%

	$10,513,429	$7,294,306	$3,219,123	44.1%

Net premiums earned increased $1,036,000 as a result of overall volume growth coupled with an increase of $2,039,000 due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract which was placed into runoff on January 1, 2004. Ceded premiums earned under the Company’s other reinsurance agreements declined $144,000 during the quarter which also contributed to the increased net premiums earned.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended September 30 are shown in the tables below:

	2005	2004	$ Change	% Change
Loss and LAE:
Personal	$3,069,850	$3,544,605	$(474,755)	(13.4)%
Commercial	670,425	435,359	235,066	54.0%
Farm	1,126,461	393,702	732,759	186.1%
Marine	421,307	397,238	24,069	6.1%

	$5,288,043	$4,770,904	$517,139	10.8%

Incurred Claim Count:
Personal	1,367	1,243	124	10.0%
Commercial	185	209	(24)	(11.5)%
Farm	141	156	(15)	(9.6)%
Marine	112	78	34	43.6%

	1,805	1,686	119	7.1%

Average Loss and LAE per Claim:
Personal	$2,246	$2,852	$(606)	(21.2)%
Commercial	3,624	2,083	1,541	74.0%
Farm	7,989	2,524	5,465	216.6%
Marine	3,762	5,093	(1,331)	(26.1)%

	$2,930	$2,830	$100	3.5%

Loss and LAE Ratio:
Personal	46.4%	78.2%
Commercial	28.8%	25.3%
Farm	97.5%	51.9%
Marine	99.9%	140.5%

	50.3%	65.4%

The increase in loss and LAE of $517,000 is due to the impact of the runoff of the quota share reinsurance agreement which increased incurred loss and LAE by $1,827,000 during the three months ended September 30, 2005 as compared to the same period in 2004. However, this increase was offset by the fact that during the quarter ended September 30, 2004 the Company recorded incurred loss and LAE of approximately $1.0 million due to severe thunderstorms that passed through the northeast section of Michigan. The Company’s loss and LAE ratio deceased from 65.4% in 2004 to 50.3% in 2005. The decline in the ratio is driven by the growth in net premiums earned of approximately $2.0 million as a result of the effect of no longer ceding earned premium under the quota share agreement coupled with the fact that there were no significant weather related losses during the quarter in 2005. During the quarter in 2004 the Company incurred approximately $1.0 million in net losses and LAE, primarily in the personal segment, as a result of a July thunderstorm which passed through the northeast section of Michigan. This storm added 22.1 percentage points to the personal segments loss and LAE ratio during the 2004 quarter. The farm segment experienced an increase in severity during the 2005 quarter due to 4 larger fire losses which drove up the segment’s loss and LAE ratio to 97.5% as compared to 51.9% in the 2004 quarter. Although the marine segment’s loss ratio decreased in the 2005 quarter compared to 2004 it remained high due to the on-going boating season in Michigan which typically comes to an end in September. Marine losses are typically at their highest during the peak boating season in Michigan.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended September 30 were as follows:

	2005	2004	Change	% Change
Amortization of deferred policy acquisition costs	$1,501,544	$1,035,634	$465,910	45.0%
Other underwriting expenses	1,665,085	1,663,973	1,112	0.1%

Total policy acquisition and other underwriting expenses	$3,166,629	$2,699,607	$467,022	17.3%

Net premiums earned	$10,513,429	$7,294,306	$3,219,123	44.1%

Expense ratio	30.1%	37.0%	(6.9)%

Amortization of deferred policy acquisition costs increased during the period in 2005 as compared to the same period in 2004 as a result of the reduction in the quota share reinsurance ceding commission income component of deferred policy acquisition costs. The expense ratio, defined as the ratio of policy acquisition and other underwriting expenses to net earned premium, fell from 37.0% in the 2004 quarter to 30.1% in the 2005 quarter due to the increased net premiums earned during the quarter coupled with stable other underwriting expenses.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the three months ended September 30 are as follows:

	2005	2004	Change	% Change

Gross investment income	$442,700	$404,644	$38,056	9.4%
Less: Investment expenses	(171,028)	(148,352)	(22,676)	15.3%

Net investment income	$271,672	$256,292	$15,380	6.0%

Average invested assets (amortized cost basis)	$50,258,736	$36,873,639	$13,385,097	36.3%

Rate of return on average invested assets	2.2%	2.8%	(0.6%)

Gross investment income increased during the three months ended September 30, 2005 as a result of a higher invested asset balance however this was somewhat offset by a decline in pretax yields in the fixed maturity portfolio during the quarter. The yield on the fixed maturity portfolio has declined due to a strategic shift that occurred towards the end of the second quarter which shortened the portfolio’s duration. The effective duration of the fixed maturity portfolio was reduced from 5.3 as of March 31, 2005, to 3.9 as of September 30, 2005. This move, intended to minimize unrealized losses on the fixed maturity portfolio in a rising interest rate environment, does have the effect of reducing the income produced by the portfolio which is evident in the decline in the rate of return. The average invested asset balance (amortized cost basis), including cash and cash equivalents, increased $13.4 million as a result of the net cash proceeds of $5.0 million received in October 2004 from the Company’s stock offering coupled with approximately $8.0 million of cash provided by operations from September 2004 through September 30, 2005. As a result of the aforementioned items the annualized rate of return on average invested assets decreased to 2.2% for the three months ended September 30, 2005 compared to 2.8% for the same period in 2004.

The Company had very little sale activity in its investment portfolio during the three months ended September 30, 2005. However, during the three months ended September 30, 2004 the Company sold several equity securities that were in a loss position which resulted in net realized losses of approximately $97,000.

Interest Expense. Interest expense decreased from $125,000 to $77,000 for the three month period ended September 30, 2004 and 2005, respectively. The decrease is due to the decline in the outstanding balance of surplus notes during the two periods as well as the decline in the quota share funds withheld account balance. The quota share reinsurance contract was structured on a funds withheld basis and requires the Company to accrue interest at an annual rate of 2.5%.

        Income Tax Expense. During the three months ended September 30, 2005 the Company recorded an income tax benefit of approximately $3,022,000 resulting in an effective tax rate of 128.0%. Federal income taxes do not bear the usual relationship to pre-tax income as a result of the effects of the deferred tax asset valuation allowance. During the quarter ended September 30, 2005 the Company’s management reassessed the need for a full valuation allowance, and based on all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, concluded that a full valuation allowance was no longer necessary. The reversal of the valuation allowance is the reason for the unusually large federal income tax benefit reported for the three and nine months ended September 30, 2005. See Note 8 to the unaudited consolidated financial statements, included elsewhere in this report, for further information regarding federal income taxes. Such information is incorporated herein by reference.

Results of Operations – Nine Months Ended September 30, 2005 and 2004

The discussion that follows should be read in connection with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statement of income for the nine months ended September 30, 2005 and 2004. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2005	2004	Dollar	Percentage
Underwriting gain (loss)
Personal	$2,307,537	$(645,054)	$2,952,591	457.7%
Commercial	778,113	676,827	101,286	15.0%
Farm	206,007	247,434	(41,427)	(16.7)%
Marine	(276,257)	(79,776)	(196,481)	(246.3)%

Total underwriting gain	3,015,400	199,431	2,815,969	1412.0%

Other revenue (expense) items
Net investment income	1,013,263	666,483	346,780	52.0%
Net realized gains (losses) on investments	388,006	(104,978)	492,984	469.6%
Other income	296,944	285,315	11,629	4.1%
Interest expense	(232,152)	(398,631)	166,479	(41.8)%
Demutualization expense	—	(143,189)	143,189	(100.0)%

Total other revenue (expense) items	1,466,061	305,000	1,161,061	380.7%

Income before federal income taxes	4,481,461	504,431	3,977,030	788.4%
Federal income tax benefit (expense)	2,314,523	(75,000)	2,389,523	(3186.0)%

Net income	$6,795,984	$429,431	$6,366,553	1482.6%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the nine months ended September 30, 2005 and 2004.

	2005	2004	Change	% Change
Direct premiums written	$34,047,970	$31,107,840	$2,940,130	9.5%

Net premiums written	$29,673,676	$27,277,813	$2,395,863	8.8%

Net premiums earned	$28,935,596	$18,575,987	$10,359,609	55.8%
Loss and LAE	16,268,879	11,947,954	4,320,925	36.2%
Policy acquisition and other underwriting expenses	9,651,317	6,428,602	3,222,715	50.1%

Underwriting gain (loss)	$3,015,400	$199,431	$2,815,969	1412.0%

Loss and LAE ratio	56.2%	64.3%	(8.1)%
Policy acquisition and other underwriting expense ratio	33.4%	34.6%	(1.3)%
Combined ratio	89.6%	98.9%	(9.3)%

Premiums. Direct premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2005	2004	Change	% Change
Direct Premiums Written:
Personal	$22,107,191	$19,559,486	$2,547,705	13.0%
Commercial	6,777,408	6,802,242	(24,834)	(0.4)%
Farm	3,598,720	3,397,107	201,613	5.9%
Marine	1,564,651	1,349,005	215,646	16.0%

	$34,047,970	$31,107,840	$2,940,130	9.5%

The increase of 13.0% in direct premiums written for the personal segment continues to be driven by the private passenger auto and homeowner product lines. Although renewal premium volume for the private passenger auto and homeowner product lines increased 40.2% and 7.8%, respectively, the soft market continues to impact personal lines, as new business volume for the private passenger auto product line has decreased 2.5% while the homeowner product line experienced a decrease of 13.5%. Overall, the personal lines segment renewal premiums have increased 15.3% while new business premiums have decreased 9.5%. The Company expects that the soft market will continue to impact direct premiums written in the personal segment throughout the remainder of 2005. Despite the soft market conditions experienced in the commercial segment we have been successful writing new commercial exposures within our target market which is focused on small business operations. Although total commercial direct premiums written are down 0.4% new business direct premiums written increased 43.2%. However, due to an agency cancellation and underwriting actions taken to non-renew larger commercial exposures deemed outside the Company’s target market, renewal premiums are still down 7.2%. Direct premiums written for the farm segment are up 5.9% driven by an increase of 8.4% in renewal premiums offset by a decline in new business of 18.6%. Direct premiums written for the marine segment are up 16.0% driven by a combination of both new and renewal premiums which are up 4.2% and 20.1%, respectively. Overall, direct premiums written are up 9.5% with new business premiums up 2.8% and renewal premiums up 9.5%.

Net premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2005	2004	Change	% Change
Net Premiums Written:
Personal	$18,922,295	$16,868,964	$2,053,331	12.2%
Commercial	6,016,714	6,137,678	(120,964)	(2.0)%
Farm	3,297,943	3,052,204	245,739	8.1%
Marine	1,436,724	1,218,967	217,757	17.9%

	$29,673,676	$27,277,813	$2,395,863	8.8%

Net premiums written increased $2,940,000 due to the overall increase in direct premiums written offset by growth in ceded premiums written under the Company’s reinsurance agreements of approximately $545,000.

Net premiums earned by major business segment for the nine months ended September 30 are presented in the table below:

	2005	2004	Change	% Change
Net Premiums Earned:
Personal	$18,427,209	$11,392,617	$7,034,592	61.7%
Commercial	6,192,810	4,584,097	1,608,713	35.1%
Farm	3,213,086	1,961,732	1,251,354	63.8%
Marine	1,102,491	637,541	464,950	72.9%

	$28,935,596	$18,575,987	$10,359,609	55.8%

        Net premiums earned increased $3,082,000 as a result of overall volume growth coupled with an increase of $7,827,000 due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract which was placed into runoff on January 1, 2004. The increase was offset by higher ceded premiums earned of $549,000 under the Company’s excess of loss and catastrophe reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the nine months ended September 30 are shown in the tables below:

	2005	2004	Change	% Change
Loss and LAE:
Personal	$9,973,372	$8,095,380	$1,877,992	23.2%
Commercial	3,349,118	2,320,499	1,028,619	44.3%
Farm	1,935,371	1,034,923	900,448	87.0%
Marine	1,011,018	497,152	513,866	103.4%

	$16,268,879	$11,947,954	$4,320,925	36.2%

Incurred Claim Count:
Personal	3,168	2,954	214	7.2%
Commercial	384	445	(61)	(13.7)%
Farm	264	322	(58)	(18.0)%
Marine	150	136	14	10.3%

	3,966	3,857	109	2.8%

Average Loss and LAE per Claim:
Personal	$3,148	$2,740	$408	14.9%
Commercial	8,722	5,215	3,507	67.3%
Farm	7,331	3,214	4,117	128.1%
Marine	6,740	3,656	3,085	84.4%

	$4,102	$3,098	$1,004	32.4%

Loss and LAE Ratio:
Personal	54.1%	71.1%
Commercial	54.1%	50.6%
Farm	60.2%	52.8%
Marine	91.7%	78.0%

	56.2%	64.3%

The increase in loss and LAE of $4,321,000 is due primarily to the impact of the runoff of the quota share reinsurance agreement which accounted for approximately $4,295,000 of the increase in net incurred loss and LAE. In addition, the Company’s net incurred loss and LAE for the nine months ended September 30, 2005 was approximately $521,000 higher than the prior year due to an increase in the Company’s excess of loss reinsurance retention level from $125,000 in 2004 to $150,000 in 2005. These increases however were offset by a decline in the personal segment’s claim severity before considering the impact of reinsurance which is due to fewer weather related losses during the nine months ended September 30, 2005 as compared to 2004. In July 2004 severe thunderstorms passed through the northeast section of Michigan resulting in net incurred loss and LAE of approximately $1.0 million.

The Company’s loss and LAE ratio declined to 56.2% during the nine months ended September 30, 2005 compared to 64.3% for the same period in 2004 as a result of the quota share runoff as well as lower weather related losses during the period. As noted above the Company’s net premium earned increased $7,827,000 due to the decline in earned premium ceded under the quota share agreement. While at the same time loss and LAE increased only $4,295,000 due to the decline in ceded loss and LAE under the quota share agreement.

For the personal segment the decline in the loss ratio is due to higher net premiums earned coupled with the fact that the Company did not experience the weather related losses it did during the same period in 2004. The commercial segment’s loss ratio increased slightly as a result of increased claim severity during the period ended September 30, 2005. The farm segment’s loss ratio was driven up over the prior year due to increased claim severity as a result of several larger fire losses. The increase in the loss ratio for the marine segment, the Company’s smallest and therefore most volatile segment in terms of its loss ratio is due primarily to increased severity during the nine months ended September 30, 2005. During that time period, the Company had 16 reported claims, each in excess of $10,000, that totaled $467,000 while during the same period in 2004 the Company had only 5 claims reported in excess of $10,000 that totaled $141,000.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the nine months ended September 30 were as follows:

	2005	2004	Change	% Change
Amortization of deferred policy acquisition costs	$4,600,808	$1,942,877	$2,657,931	136.8%
Other underwriting expenses	5,050,509	4,485,725	564,784	12.6%

Total policy acquisition and other underwriting expenses	$9,651,317	$6,428,602	$3,222,715	50.1%

Net premiums earned	$28,935,596	$18,575,987	$10,359,609	55.8%

Expense ratio	33.4%	34.6%	(1.3)%

Amortization of deferred policy acquisition costs increased during the period in 2005 as compared to the same period in 2004 as a result of the reduction in the quota share reinsurance ceding commission income component of deferred policy acquisition costs. Factors impacting the growth in other underwriting expenses include an increase in the provision for agent incentives including the Company’s profit sharing commission as well as other marketing incentives and an increase in premium taxes as a result of a reduction in tax credits utilized in prior years. The expense ratio, defined as the ratio of policy acquisition and other underwriting expenses to net earned premium, decreased due to the increase in net premiums earned attributable to the quota share runoff.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the nine months ended September 30 are as follows:

	2005	2004	Change	% Change
Gross investment income	$1,415,786	$1,126,663	$289,123	25.7%
Less: Investment expenses	(402,523)	(460,180)	57,657	(12.5)%

Net investment income	$1,013,263	$666,483	$346,780	52.0%

Average invested assets (amortized cost basis)	$48,408,460	$35,824,418	$12,584,042	35.1%

Rate of return on average invested assets	2.8%	2.5%	0.3%

Gross investment income increased during the nine months ended September 30, 2005 as a result of a higher invested asset balance while pretax yields decreased slightly during the nine month period. The yield on the fixed maturity portfolio has declined due to a strategic shift that occurred towards the end of the second quarter which shortened the portfolio’s duration. The effective duration of the fixed maturity portfolio was reduced from 5.3 as of March 31, 2005, to 3.9 as of September 30, 2005. Investment expenses decreased due to lower internal costs related to the management of the fixed maturity portfolio as a result of increased utilization of the Company’s outside investment management consultant. In addition, during the nine months ended September 30, 2004 the Company incurred $31,000 related to a letter of credit associated with the quota share reinsurance agreement. These fees were not incurred during the same period in 2005. The average invested asset balance (amortized cost basis), including cash and cash equivalents, increased $12.6 million as a result of the net cash proceeds of $5.0 million received in October 2004 from the Company’s stock offering coupled with approximately $8.0 million of cash provided by operations from September 2004 through September 30, 2005.

The Company reported a net realized gain of $388,000 and a net realized loss of $105,000 during the nine months ended September 30, 2005 and 2004, respectively. The increase is due to more selling activity during the nine month period in 2005 compared to 2004. During the nine months ended September 30, 2005 the Company continued to shift its equity portfolio from common stocks to mutual funds resulting in net realized gains from the sale of equity securities of $218,000 offset by realized losses of $100,000 related to two equity investments that the Company deemed to be other than temporarily impaired. During the nine months ended September 30, 2005 the Company focused on reducing the duration in the fixed maturity portfolio in order to temper the fluctuations in the market value of the fixed maturity portfolio. This resulted in net realized gains on the sale of fixed maturity securities of $269,000 during the nine months ended September 30, 2005.

        Interest Expense. Interest expense decreased from $399,000 to $232,000 for the nine month period ended September 30, 2004 and 2005, respectively. The decrease is due to the decline in the outstanding balance of surplus notes during the two periods as well as the decline in the quota share funds withheld account balance. The quota share reinsurance contract was structured on a funds withheld basis and requires the Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the nine months ended September 30, 2005 the Company recorded an income tax benefit of approximately $2,315,000 resulting in an effective tax rate of 51.6%. Federal income taxes do not bear the usual relationship to pre-tax income as a result of the effects of the deferred tax asset valuation allowance. During the three months ended September 30, 2005 the Company’s management reassessed the need for a full valuation allowance, and based on all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, concluded that a full valuation allowance was no longer necessary. The reversal of the valuation allowance is the reason for the unusually large federal income tax benefit reported for the nine months ended September 30, 2005. See Note 8 to the unaudited consolidated financial statements, included elsewhere in this report, for further information regarding federal income taxes. Such information is incorporated herein by reference.

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

Cash flow provided by operations was $4,970,000 and $3,927,000 for the nine months ended September 30, 2005 and 2004, respectively, an increase of $1,043,000. During the nine months ended September 30, 2005 as compared to the same period in 2004 net premiums collected increased $1,825,000, net loss and LAE payments increased $2,792,000 while policy acquisition and other underwriting expenses paid increased $1,435,000. During the nine months ended September 30, 2005, net cash used under the quota share funds withheld account decreased $3,378,000 from the same period in 2004. Other cash provided by operations increased $67,000 during the nine months ended September 30, 2005 compared to the same period in 2004.

Cash flow used in investing activities decreased $1,508,000 during the nine months ended September 30, 2005 compared to 2004. Cash used in investing activities was higher during the nine months ended September 30, 2004 due to a higher cash balance at the beginning of that period which was invested into both fixed maturity and equity securities during the period.

Our debt structure consists of Series B Surplus Notes which carry a 7 percent interest rate and mature on September 30, 2007. At September 30, 2005 and December 31, 2004, there were $2,890,000 Series B Surplus Notes outstanding.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,412,848	$1,449	$79,313	$4,334,984
States and political subdivisions	7,376,893	—	84,510	7,292,383
Corporate securities	14,931,384	47,275	242,946	14,735,713
Mortgage-backed securities	14,260,406	5,627	187,119	14,078,914

	40,981,531	54,351	593,888	40,441,994

Preferred stocks	426,200	—	30,200	396,000
Common stocks and mutual funds	7,107,117	779,000	14,454	7,871,663

	7,533,317	779,000	44,654	8,267,663

Total	$48,514,848	$833,351	$638,542	$48,709,657

	December 31, 2004
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,467,011	$11,248	$61,148	$4,417,111
States and political subdivisions	244,126	—	2,002	242,124
Corporate securities	20,952,374	247,820	105,795	21,094,399
Mortgage-backed securities	11,449,913	55,832	53,685	11,452,060

	37,113,424	314,900	222,630	37,205,694

Preferred stocks	498,800	6,800	—	505,600
Common stocks and mutual funds	4,086,743	496,260	16,845	4,566,158

	4,585,543	503,060	16,845	5,071,758

Total	$41,698,967	$817,960	$239,475	$42,277,452

At September 30, 2005, corporate securities accounted for 36% of our fixed maturity portfolio, mortgage backed securities were 35%, states and political subdivisions were 18% and U. S. government and government agency bonds were 11%. At September 30, 2005, our equity portfolio had a concentration in the U.S. industrial and miscellaneous sector of 88%, while 6% was in the energy sector and 6% was in the financial and insurance services sector.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at September 30, 2005 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at September 30, 2005 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at September 30, 2005 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,617,649	$28,385	$2,203,465	$50,928	$3,821,114	$79,313
States and political subdivisions	7,052,234	83,905	240,149	605	7,292,383	84,510
Corporate securities	10,254,337	170,320	2,568,097	72,626	12,822,434	242,946
Mortgage-backed securities	9,058,958	105,374	2,882,516	81,745	11,941,474	187,119

	27,983,178	387,984	7,894,227	205,904	35,877,405	593,888

Preferred stocks	396,000	30,200	—	—	396,000	30,200
Common stocks and mutual funds	698,638	14,454	—	—	698,638	14,454

	1,094,638	44,654	—	—	1,094,638	44,654

Total	$29,077,816	$432,638	$7,894,227	$205,904	$36,972,043	$638,542

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the three months ended September 30, 2005.

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

        Interest Rate Risk. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet. During the second quarter the Company reduced the duration in the fixed maturity portfolio in order to lessen the impact of interest rate risk. At March 31, 2005 the portfolios during was 5.3 years which has decreased to 3.9 years at September 30, 2005. Although the reduction in duration is expected to reduce the overall interest rate risk associated with our fixed maturity portfolio, it will also likely decrease future investment income which the Company saw during the quarter ended September 30, 2005. A consequence of shortening duration is a reduction in the yield of the overall portfolio. In a “normal” economic environment, investors are compensated for purchasing longer maturity securities because it exposes them to an increasing amount of interest rate risk. The compensation received for pushing further out the yield curve is represented by higher yields offered on these longer term securities. As such, the decision to shorten duration represents a swap from higher to lower yielding securities. If interest rates were to rise, however, unrealized losses in the fixed maturity portfolio are expected to be smaller because of the shortened duration position.

The change in the fixed maturity portfolio’s net unrealized gain from $92,000 at December 31, 2004 to a net unrealized loss of $594,000 at September 30, 2005 is due to increasing interest rates during the period. During the nine months ended September 30, 2005 the yields on the 2, 5 and 10 year treasuries increased 1.12, .58 and ..11 basis points, respectively.

The following table shows the effects of a change in interest rate on the fair value of our fixed maturity investment portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rates. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$37,393	$(3,049)
1%	38,873	(1,569)
0	40,442	—
-1%	42,011	1,569
-2%	43,491	3,049

Credit Risk. At September 30, 2005, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA and an average duration of 3.9 years.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Vice President of Finance concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Section 11(a) Earnings Statement. The Registrant’s Common Stock was issued pursuant to a Registration Statement on Form S-1 and declared effective by the Securities and Exchange Commission on August 6, 2004. As permitted by Section 11(a) of the Securities Act of 1933, as amended, the Registrant is hereby making available to its stockholders an earnings statement covering the twelve month period from October 1, 2004 through September 30, 2005. The earnings statement is attached as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE
3.1	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1).

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

99.1	Earnings Statement for the twelve month period October 1, 2004 through September 30, 2005 filed in accordance with Section 11(a) of the Securities Act of 1933, as amended.

(b)	Reports on Form 8-K. The following reports on Form 8-K was filed during the period covered by this report:

In a report on Form 8-K dated August 10, 2005, the Company reported, under Item 2.02 “Results of Operations and Financial Condition”, a press release, dated August 10, 2005, announcing and commenting on its results of operations for the quarter and six month period ended June 30, 2005.

In a report on Form 8-K dated September 30, 2005, the Company reported, under Item 5.02 “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers”, the appointment of Marvin R. Deur as Senior Vice President of Administration and Treasurer and Kevin G. Kaastra as Vice President of Finance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: November 10, 2005	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)