Form 10-K
period 2005-12-31
FREMONT MICHIGAN INSURACORP INC
filed 2006-03-22
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrants voting common stock held by non-affiliates was $11,940,999 based on the closing sales price of $15.50 per share on June 30, 2005 as reported by the OTC Bulletin Board.

The number of shares outstanding of the registrant’s common stock, no par value, was 862,128 shares as of March 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held May 11, 2006 are incorporated by reference in Part II and III of this report.

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

OVERVIEW OF BUSINESS

The Insurance Company is a property and casualty insurance company that provides insurance to individuals, farms and small businesses in Michigan. We were founded in 1876 and have served Michigan policyholders for over 129 years. We market our policies through approximately 170 independent insurance agencies. We have four business segments: personal, commercial, farm and marine. As of December 31, 2005, we had approximately 51,000 policies in force and assets of $75.9 million.

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

BUSINESS STRATEGIES

Our principal strategies for the future are to:

•	Manage our product lines and mix of business by increasing personal auto insurance and commercial lines insurance in order to enhance profitability and lessen the impact of property losses on overall results; and

•	Attract and retain profitable agencies having a business philosophy consistent with the Company’s and diverse customer bases located in our targeted growth markets within Michigan.

Management of Lines of Business. A primary strategy is to continue to manage our product lines and reduce our dependence upon homeowners insurance. We plan to achieve this balance by focusing more of our resources on our personal auto and commercial lines, such as businessowners, farm, commercial multi-peril and workers’ compensation coverages. Additional resources and technology have been added to foster the growth in this category which has been historically profitable. The Company is currently developing a web-based rating application for the businessowners, personal auto and homeowners product lines. The Company expects to roll out the businessowner’s application during the first quarter of 2006. The Company expects to roll out the rating application for the personal auto and homeowner lines later in 2006.

In 2000 the personal auto and commercial package policy product lines represented 10.6% and 5.3%, respectively, of direct written premiums. Comparatively, in 2005 the personal auto and commercial package policy product lines represented 25.1% and 10.4%, respectively, of direct written premiums. We continue to diversify our product mix in order to moderate our risk in any one product segment. While we have broadened our product mix the majority of our direct written premiums continue to be generated from homeowners’ policies and farm policies which represented 33.8% and 10.6%, respectively, of direct written premiums in 2005.

Part of our balancing strategy involves improving our farm and “country estate” programs. We were originally founded to provide affordable insurance to the farm community. We have recognized the need to refine and adjust our current program to meet changing market conditions, such as consolidation in the farm industry, and the need for broader coverages. We have added enhancements to this product such as an incentive structure to attract and retain higher quality risks.

Profitable Agencies. We initiated an intense agency review process in 1999 to improve agency profitability. Since then, approximately 100 agencies have been canceled. During the last five years, 21 agencies were added to service Michigan’s Upper Peninsula. The agency count is now approximately 170 agencies. Over $9.5 million in business from canceled agencies was replaced with predominately profitable agency relationships. These changes will continue to improve our business since, as a group, the terminated agencies and their policies had produced losses at a higher level than our overall premium base. We will continue to actively monitor our agencies with a focus on identifying potential problems early and maintaining profitable relationships.

The need to submit profitable business has been reinforced through direct communication with our agents and their participation in Insurance Company sponsored meetings. A direct benefit to agents has been an enhanced profit sharing commission program that has been well received by agents. Through this new program, many agencies submitting profitable business have increased their commission by over 10% above their regular base commission.

Business Plan

We continue to focus exclusively on the Michigan market with greater emphasis on geographic and product management and development of niche categories within existing lines. The Company has taken steps to improve its underwriting results by canceling unprofitable agents and is targeting reductions of business where it has unacceptably high concentration of risk.

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

Underwriting income is projected to grow in the future as a result of many initiatives of the Insurance Company, including:

•	Focus on underwriting for profit rather than volume;

•	Increased utilization of technology internally and with our agency force to improve work flow;

•	Elimination of quota share reinsurance;

•	Higher reliance on analytical factors to evaluate risks;

•	Development of web-based automation for agency application input;

•	Adequate pricing of risk within the industry;

•	Increased fee income from partial payment, late payment and policy reinstatement;

•	Increased emphasis on profit sharing for agencies and employees;

•	Recognition of agency relationship value created by strong marketing efforts;

•	Results of intense agency review and development of clearer expectations from agencies;

•	Diversification of geographic risk to reduce reinsurance costs from a maximum probable loss standpoint;

•	Increased recognition of the value that smaller companies, such as the Insurance Company, can provide agencies; and

•	Development of stronger relationships between agents and the Insurance Company.

The property and casualty business is affected by weather events that often are the driving factor from a profitability standpoint. Geographic diversification and the shift to add more small commercial business, less sensitive to weather, are designed to reduce risk factors.

Management of operating expenses, including loss adjusting and underwriting expenses, requires close attention. Loss adjusting expense as a percentage of net premiums earned was 7.3%, 10.2% and 11.6% for the years ended December 31, 2005, 2004 and 2003, respectively. The decline in the 2005 percentage is driven by the increase in net premiums earned, improved internal efficiencies related to claim processing and a reduction in the use of external independent adjusters which is partly attributable to reduced weather related losses during 2005 as compared to prior years. A major customer service component continues to be the use of in-house adjusters for handling most claims. Underwriting expense as a percentage of net premiums earned was 31.8%, 34.8% and 38.1% for the years ended December 31, 2005, 2004 and 2003, respectively. We continue to take positive steps to reduce that ratio, including:

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

The Company evaluates product line profitability based on underwriting gain (loss). Certain expenses are allocated based on net premiums earned and net losses incurred. Underwriting gain (loss) by product line would change if different methods were applied. The Company does not allocate assets, net investment income, net realized gains (losses) on investments, other income (expense), interest expense or demutualization expenses to its product lines.

Segment data for the years ended December 31, 2005, 2004 and 2003 is included in the footnotes to the financial statements which are included herein under Part II, Item 8—Financial Statements and Supplementary Data.

PRODUCTS

We offer a variety of property and casualty insurance products primarily designed to meet the insurance needs of rural and suburban property owners and small businesses located in Michigan. The four primary segments of our business are personal, commercial, farm and marine. The following table presents the direct written premiums by major product line within each segment for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Direct premiums written:
Personal lines:
Homeowners	$15,389	$14,778	$13,415
Mobilowners	1,513	1,588	1,611
Personal auto	11,418	8,826	6,435
Dwelling	1,428	1,460	1,487
Other	6	7	8

	29,754	26,659	22,956
Commercial lines:
Business owners	2,570	2,351	2,319
Commercial package	4,723	4,619	4,772
Commercial auto	665	780	1,007
Workers compensation	1,111	1,352	1,626
Other	109	120	135

	9,178	9,222	9,859
Farm	4,813	4,566	4,241
Marine	1,771	1,524	1,267

Total	$45,516	$41,971	$38,323

Personal Lines. Personal lines policies include homeowners, mobilowners, rental dwelling and personal auto. Many optional endorsements are available to insure items such as jewelry, fine arts and antiques. In addition, personal umbrella liability coverage is available as excess coverage over the liability limit on an underlying policy. The scope of the coverage is broader than the underlying policy coverage and covers an insured’s home (or business), autos, boats, etc. The Insurance Company requires an underlying policy to issue umbrella coverage. Coverage can also be written on a commercial or farm form. Up to $2 million limits are available.

•	Homeowners. This line continues to be our largest product both in policy count and premium volume. The policy is a comprehensive policy providing both property and liability protection for homeowners, condominium owners and renters. Also, we insure eligible businesses in the home by adding commercial forms as an endorsement to the homeowner’s policy. Target areas in this line include moderately valued homes ($100,000 to $300,000).

•	Mobilowners. This is a similar product to homeowners providing coverage for mobile home owners. Units are insured for either replacement cost or actual cash value depending on their age. During 2003, we introduced a “stated value” form as a niche product to insure older units for an amount over their current blue book value. This allows us to optimize our rates for these units and continue coverage on selected older units that exhibit a higher degree of care and maintenance.

•	Dwelling. This is a fire and wind coverage for rental dwellings with no more than four units per building. Liability coverage for the owner can also be added.

•	Personal Auto. We introduced the personal auto line in May of 1999. The line was introduced to complement the homeowners/mobilowners/farmowners book and provide us with the ability to offer a multi-policy discount. Our emphasis is placed on multi-policy accounts rather than single policies with no support. The Insurance Company has been able to attain this goal with 91% of auto policyholders receiving this discount. Other target market factors include age group 30-69 and low motor vehicle violation experience.

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

•	Workers Compensation. The Insurance Company introduced workers compensation coverage in 1997 to complement our farmowners and commercial lines of business. We write the coverage to support our customers with Farm, BOP or CPP policies.

•	Other Commercial Products. Other commercial products include endorsements for equipment breakdown, inland marine and umbrella liability coverages. The Insurance Company requires an underlying policy to issue umbrella coverage and up to $2 million limits are available.

Farm Line. The Insurance Company originated as a “farm fire” insurance provider and continues to be a strong provider of coverage for the agricultural industry in Michigan. This segment’s products include: farmowners for fully operating farms, country estate for the hobby or part time farmer, and farm for non-owner occupied farms. Farmowners and country estate policies are comprehensive policies offering protection similar to our homeowner’s policy but also offer the option to cover the insured’s farm buildings, farm personal property (livestock, machinery, etc.), and provide farm liability protection. The farm policy is primarily a fire, wind and liability product designed for non-owner-occupied farms. The country estate policy is the target market for the Insurance Company. Country estate policies make up 21.5% of the total direct written premiums in this segment.

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

We depend upon our agency force to produce new business and to provide customer service. Policy retention is an important component of agency relations. Our network of independent agencies also serves as an important source of information about the needs of our policyholders. This information is used to develop new products and new product features.

We compensate agencies through a fixed base commission with an opportunity for profit sharing, depending on the profitability of the business we receive from the agency. Our agencies are monitored and supported by a marketing manager and two experienced marketing representatives. Three personal lines underwriters and two commercial lines underwriters also support agency relations with direct calling efforts. Claims adjusters also make direct contact with agencies while handling claims. The strength of this move is to put more people in the field to develop profitable relationships and gather market intelligence. Visitation reports are required for each agency visit and are reviewed by senior management.

Strategic Marketing Factors. We are committed to our independent agents and are constantly reviewing our agency relationships based on the following factors:

•	Desire to do business with us. We want to be viable within each agency. We want agents to have a positive attitude toward us which, in turn, affects the type and kinds of business they submit to us. If an agent’s production does not reflect a desire to do business with the Company, we may sever the relationship in the best interests of the Company and the agency.

•	Profitability. The book of business that agencies have ultimately developed affects our bottom-line. We monitor the profitability of the business that agents place with us on both a short-term and long-term basis to reduce the negative impact that poorly performing agents can have on both rates and the entire agency force.

•	Integrity and professionalism. We expect our agents to be knowledgeable about business practices, educated about insurance contracts and current issues, and ethical in their business dealings.

Marketing Goals. We have the following marketing goals for our agency force:

•	Honesty and integrity in communicating our present financial position and our competitive position in the Michigan marketplace with a defined direction.

•	Provide excellent service in terms of product, product delivery, communication and availability of our staff.

•	Increase the growth of our profitable agents. For our unprofitable agents, the Insurance Company will work to rehabilitate them, but, if not successful, we will terminate the agency relationship.

•	Continue to promote policy coverages equal to insured values and risk rating integrity.

•	Fine-tune our existing products relative to the competition in terms of price and coverage. We will regularly monitor the marketplace for changes in prices, products and legal changes—keeping our focus on our products, our prices and our service to help retain our current customers and gain new customers.

•	Encourage agency stock ownership in the Company through commissions and profit sharing.

•	Put the customer first. Customers are our business. It is important to know our customers. While the agent is our primary customer from a marketing view, we also view the insureds as our customers.

•	Our focus will be product and service quality. We will offer competitive pricing aimed at keeping the right customers.

•	Targeted territorial diversity. We are seeking to identify and fill agency voids in parts of Michigan where coverage is needed.

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

We have, in the past, relied heavily on underwriting information gathered from outside sources. Motor Vehicle Reports are obtained from the state of Michigan on all auto and marine applications. An exchange of claims information is available through two independent firms or through inquiry to the prior insurer and is accessed for all applicable applications. We believe the financial stability and responsibility of the insured has emerged as a reliable indicator of future loss potential. Extensive independent analysis has been done to support this correlation in the industry. In the commercial lines, financial stability has always been an acceptable underwriting criteria and the Insurance Company obtains either a Dun & Bradstreet report or other financial information on every policy application. In personal lines, an Insurance Score is obtained on every submission and insureds are tiered to receive the appropriate premium for their score. An Insurance Score is a numerical score from 200 to 900, with higher number being a better score, which is based on information in a person’s credit report maintained by one of the several national credit reporting firms. The Insurance Company’s pricing is targeted to attract policyholders with above average Insurance Scores. Insured’s with an Insurance Score of 700 or more or a strong Dun & Bradstreet report are part of the Insurance Company’s target market in all lines. Although we target insureds with Insurance Scores of 700 and above, we have policies in effect where the relevant Insurance Scores are less than our target. The Michigan Office of Financial and Insurance Services has proposed a ban on the use of a credit based insurance score. A further discussion on the use of credit based insurance scores is included under the heading “Insurance Scoring” in the “Regulation” section of Part 1, Item 1.

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

CLAIMS

Claims may be received directly from the insured or through our independent agencies. Typically, claims are then assigned to an in-house adjuster who investigates and settles the claim. To a lesser extent, we assign claims to independent adjusters if, as in the case of a catastrophe, our in-house adjusters cannot promptly adjust such a large volume of claims, or if because of the location of the claim it is more economical to use an independent adjuster. As of December 31, 2005, the Insurance Company’s claims department included the Senior Vice President of Claims, nine adjusters, two supervisors, an attorney and two support staff.

Claims settlement authority levels are established for each claims adjuster based upon his or her level of experience. We have multi-line teams to handle all claims. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves, and resolving the claims.

Taking a proactive approach to liability cost management, we added in-house legal counsel to our claims resources in 2003. In-house counsel is responsible for subrogation recovery, coverage-related issues and litigation, supervision of outside defense counsel; claims staff training, and special projects. With the assistance of in-house counsel, the Insurance Company’s expeditious claims investigation creates the opportunity for exploration of an early negotiated resolution, where warranted, thereby avoiding protracted litigation and unnecessary legal expense. Additionally, in-house counsel provides valuable training and instruction for claims adjusters, as well as legal advice in connection with the drafting and revision of our policy and application forms.

During 2005 the department instituted several technology advancements. Remote and independent adjusters report all information to the home office electronically. The majority of physical paper claim files are imaged and maintained electronically at the home office. In addition, during 2005 the Company began the process of enhancing its website capabilities by allowing agents the ability to view claim information on their customers’ losses. The Company continues to focus on eliminating paper and enhancing inquiry capabilities which are expected to yield increased operating efficiency for the Company and it agency force.

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

	December 31,
	2005	2004
Reported losses
Personal	$5,497	$5,182
Commercial	2,642	4,444
Farm	1,444	1,019
Marine	770	276

	10,353	10,921

IBNR losses
Personal	3,870	4,577
Commercial	3,775	2,510
Farm	646	753
Marine	223	212

	8,514	8,052

Total
Personal	9,367	9,759
Commercial	6,417	6,954
Farm	2,090	1,772
Marine	993	488

	$18,867	$18,973

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

The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for the years ended December 31, 2005, 2004 and 2003, prepared in accordance with accounting principles generally accepted in the United States of America.

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Balance, beginning of year	$18,973	$13,878	$8,677
Less reinsurance balance recoverable	9,187	7,742	4,302

Net balance, beginning of year	9,786	6,136	4,375

Incurred related to:
Current year	22,988	17,640	10,270
Prior years	(2,355)	(666)	1,100

Total incurred	20,633	16,974	11,370

Paid related to:
Current year	13,764	11,328	6,609
Prior years	3,722	1,996	3,000

Total paid	17,486	13,324	9,609

Net balance, end of year	12,933	9,786	6,136
Plus reinsurance balance recoverable	5,934	9,187	7,742

Balance, end of year	$18,867	$18,973	$13,878

In 2005, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $2,355,000 which represents 24.1% of the loss and LAE reserves as of the beginning of the year. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2005. As a result of the adverse development experienced during 2003 the Company has placed an emphasis on the claim reserving process to ensure that we are establishing adequate reserves reflecting our best estimate of the ultimate loss. The favorable development in 2005 was primarily in the homeowner and personal auto product lines. The homeowner’s line, which is the Company’s largest product line, experienced redundant development of approximately $1,904,000 primarily in the accident years of 2004, 2003 and 2002 as a result of lower than expected losses on both incurred but not reported and existing case reserves as of December 31, 2004. The personal auto line experienced redundant development of approximately $426,000 primarily in the 2004 accident year. The Company began writing personal auto policies in 1999. Given that this is a newer product line for the Company our initial ultimate loss estimates on undeveloped years are based more on estimated industry loss ratios as opposed to our actual historical loss ratios. As the 2004 accident year continues to develop, the Company has experienced redundant development on settled claims. This has resulted in a decrease in the ultimate loss ratio as compared to the ultimate ratio used at December 31, 2004.

During 2005, the commercial segment experienced adverse development of approximately $253,000 driven by the workers compensation product line which had adverse development of $234,000. The Company strengthened its workers compensation reserves for accident years 2001 through 2004 as a result of adjusting the ultimate loss estimates so they are more in line with industry averages. Given the fact that workers’ compensation claims take a much longer time to be reported and settled, coupled with the fact that the Company began writing workers’ compensation policies in 1997, the Company deemed industry loss ratios to be a more prudent estimate than loss ratios based on the Company’s historical development patterns since 1997. The remaining redundant development of $278,000 came from the marine segment’s 2004 and 2003 accident years.

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

The following table shows the development of our reserves for unpaid losses and LAE on a GAAP basis for each of the years ended December 31, from 1995 to 2005. The line in the table titled “Net liability for loss and LAE,” shows the initial reserves at the balance sheet date, including losses incurred but not reported. The portion of the table titled “Cumulative net paid as of,” shows the cumulative amounts subsequently paid as of successive years with respect to the reserve shown at the top of the table. The portion of the table titled “Re-estimated net liability as of:,” shows the re-estimated amount of the previously reported liability for loss and LAE based on experience as of the end of each succeeding year. The estimates of liability for loss and LAE change as more information becomes available about the frequency and severity of claims for individual years. A redundancy (or deficiency) exists when the re-estimated amount of liability at each December 31 is less (or greater) than the prior liability estimate. The “Net cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years and does not present accident year loss development.

The portion of the table titled “Gross liability end of year” shows the impact of reinsurance for the years shown, reconciling the net reserves in the upper portion of the table to gross reserves.

	As of and for the years ended December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(in thousands)
Gross liability end of year	$8,486	$7,451	$8,810	$7,606	$8,942	$7,830	$11,061	$8,677	$13,878	$18,973	$18,867
Reinsurance recoverables	2,359	1,164	4,234	3,256	5,175	3,611	5,434	4,302	7,742	9,187	5,934

Net liability end of year	$6,127	$6,287	$4,576	$4,350	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933

Net liability for loss & LAE	$6,127	$6,287	$4,576	$4,350	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933

Cumulative net paid as of:
One year later	2,905	4,772	1,641	2,191	2,085	3,798	3,815	3,000	1,996	3,722
Two years later	4,305	4,933	2,727	2,309	3,068	4,973	5,156	3,807	3,007
Three years later	5,031	5,283	3,261	2,847	3,419	5,778	5,552	4,415
Four years later	5,038	5,400	3,561	3,012	3,862	5,928	5,570
Five years later	5,084	5,541	3,656	3,234	3,867	5,884
Six years later	5,139	5,559	3,782	3,219	3,889
Seven years later	5,147	5,683	3,766	3,241
Eight years later	5,258	5,683	3,807
Nine years later	5,258	5,732
Ten years later	5,258
Re-estimated net liability as of:
One year later	5,155	5,020	3,304	3,758	3,372	5,384	5,315	5,462	5,470	7,431
Two years later	5,069	5,702	3,578	3,099	3,610	5,747	6,083	5,547	4,786
Three years later	5,247	5,539	3,576	3,161	3,835	6,191	6,318	5,385
Four years later	5,122	5,447	3,629	3,296	4,114	6,245	6,233
Five years later	5,056	5,529	3,763	3,450	4,125	6,159
Six years later	5,107	5,606	3,863	3,459	4,135
Seven years later	5,164	5,701	3,872	3,485
Eight years later	5,258	5,699	3,891
Nine years later	5,259	5,751
Ten years later	5,259

Net cumulative redundancy (deficiency)	$868	$536	$685	$865	$(368)	$(1,940)	$(606)	$(1,010)	$1,350	$2,355

Gross re-estimated liability—latest	$8,306	$8,084	$8,752	$8,630	$8,938	$13,975	$12,219	$11,880	$11,982	$13,952
Re-estimated reinsurance recoverables	3,047	2,333	4,861	5,145	4,803	7,816	5,986	6,495	7,196	6,521

Net re-estimated liability—latest	$5,259	$5,751	$3,891	$3,485	$4,135	$6,159	$6,233	$5,385	$4,786	$7,431

Gross cumulative (deficiency) redundancy	$180	$(633)	$58	$(1,024)	$4	$(6,145)	$(1,158)	$(3,203)	$1,896	$5,021

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

Our Reinsurance Coverage. We have utilized three primary categories of treaty reinsurance coverage to reduce the impact of major losses. These include multi-lines excess of loss coverage, catastrophe excess of loss coverage, and quota share coverage. For the years 1999 through 2001, reinsurance costs remained relatively stable due to competitive pressure and, in 1999 and 2000, adequate investment return for reinsurers. During 2001, the impact of lower investment return, coupled with terrorist activity, severely stressed reinsurer’s performance. This resulted in overall premium increases of at least 30—40% for the 2002 renewal year. Slight decreases were available in 2003. In 2005 and 2004 reinsurance rates have remained consistent with or have declined slightly as compared to the rates in the previous year.

We determine the amount and scope of reinsurance coverage to purchase each year based on our evaluation of the risks accepted, consultation with reinsurance professionals and a review of market conditions, including availability and cost. During the years ended December 31, 2005, 2004 and 2003 we ceded to reinsurers $6.1 million, $13.8 million and $18.9 million of earned premiums, respectively. As discussed below, the decline in earned premium ceded to our reinsurers during the last 3 years is driven by the runoff of the quota share reinsurance agreement.

Multi- Lines Excess of Loss Coverage. The multi-lines excess of loss program is the Company’s primary reinsurance coverage. The excess of loss program is designed to help stabilize financial results, limit exposure on larger risks, and increase capacity. The largest exposure retained by us on any one risk in 2005 was $150,000. The 2005 property coverage for this program provided up to $2,850,000 over the $150,000 retention per risk. The 2005 casualty coverage for this program provided up to $4,850,000 over the $150,000 retention. Our 2005 workers compensation reinsurance provided up to $9,850,000 coverage above the $150,000 retention.

Catastrophe Excess of Loss Coverage. Catastrophe reinsurance protects us from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, blizzard, freezing temperatures, and other extraordinary events. The contract is designed to help stabilize underwriting results and to mitigate the effect of individual loss occurrences. In 2005, we had three layers of catastrophe excess of loss reinsurance providing coverage for up to $22,000,000 above the $1,000,000 retention. We had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would lapse after the second event, in which case we would evaluate the need for a new contract for the remainder of the year. The 2005 reinstatement fees were 100% of the initial premium.

Runoff of Quota Share Coverage. In 2003 we also utilized quota share reinsurance under an agreement that provided coverage on all lines of business. In 2003, we ceded 45% of our net written premium and losses to the quota share reinsurers. We received a 36% commission on the ceded premium. The agreement was structured on a funds withheld basis and requires the company to accrue interest at an annual rate of approximately 2.5%. During 2005 the Company recorded interest expense of approximately $106,000 on the funds withheld balance. The agreement provides that a profit commission will be retained by the Company upon commutation equal to the positive balance in the funds withheld account. During 2005, the Company accrued profit commission based on the experience of the underlying business ceded under this agreement of $1,400,000. The profit commission reduces ceded written and earned premiums.

As part of our strategy to reduce our quota share reinsurance, the Insurance Company placed the 2003 quota share agreement into runoff after December 31, 2003. Despite placing the multi line quota share reinsurance into runoff, reinsurance coverage continued on those covered policies in force as of December 31, 2003. Losses from the policies in force will continue to be ceded to the reinsurer until the agreement is commuted.

As a result of placing the agreement into runoff, the Insurance Company now retains the exposure and risk with respect to potential losses, which may cause our loss reserves to increase. However, the Insurance Company has also increased its net written premiums due to the fact that premiums written are no longer ceded to the reinsurer under a quota share agreement. Despite the elimination of the quota share agreement, the Insurance Company continues to maintain other treaty and facultative reinsurance coverages, including the excess of loss and catastrophe reinsurance coverages. The Insurance Company expects to continue taking actions that will manage its risk exposure to improve underwriting results.

Facultative. We utilize this reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. In 2005, we purchased this reinsurance on commercial properties insured in excess of $1,000,000.

Michigan Catastrophic Claims Association. The Insurance Company is a member of the Michigan Catastrophic Claims Association, or MCCA, a statutorily created non-profit association which provides mandatory reinsurance to its members. Michigan is the only state that offers unlimited personal injury protection benefits which are offered through no-fault auto insurance policies. The reinsurance provided by the MCCA indemnifies its members for 100% of the losses sustained under personal injury protection policies issued by the members in excess of specified amounts. The MCCA must provide this reinsurance and the Insurance Company, like all insurance companies that write automobile insurance in Michigan, must accept and pay for the reinsurance.

2006 Coverages. Our coverage under the Multi-Line Excess of Loss, Catastrophe Excess of Loss and Facultative contracts remains much the same as it was for 2005.

Our Reinsurers. The financial stability of our reinsurers is an important consideration. The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2005, our largest reinsurers based on a percentage of ceded written premiums are set forth in the following table. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total ceded written premium.

Reinsurer	Ceded Premiums Written	Percentage of Ceded Premiums Written	A.M. Best Rating
	(In thousands)
Michigan Catastrophic Claims Association	$1,984	32.5%	N/A (1)
G E Reinsurance Co.	1,425	23.3%	A
Platinum Underwriters Reinsurance, Inc.	794	13.0%	A
American Reinsurance Company	772	12.6%	A
Hartford Steam Boiler, I & I	414	6.8%	A++
Dorinco Reinsurance Co.	353	5.8%	A-
Hannover Ruckversicherungs—AG (Germany)	329	5.4%	A
Hannover RE Ltd. (2)	(1,400)	-22.9%	A
Other	1,433	23.5%	A-or better

Total	$6,104	100.0%

(1)	The MCCA does not receive an A.M. Best rating.
(2)	Hannover Re Ltd. is the sole reinsurer under the multi-line quota share agreement. As discussed above, the quota share agreement was placed into runoff on December 31, 2003. As a result, no new written premiums in 2005 or 2004 were ceded under the quota share agreement. In accordance with the agreement the Company recorded profit commission of $1,400,000 in 2005, as discussed above, which is reflected as a reduction to ceded written premium.

The following table sets forth the five largest amounts of loss and loss adjustment expenses recoverable from reinsurers on unpaid claims as of December 31, 2005.

Reinsurer	Loss and loss adjustment expenses recoverable	A.M. Best Rating
	(In thousands)
G E Reinsurance Co.	$1,759	A
Hannover RE Ltd.	1,027	A
Dorinco Reinsurance Co.	570	A-
Ameican Reinsurance Company	553	A
Platinum Underwriters Reinsurance, Inc.	553	A

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

The Company utilizes an outside professional investment management firm for its fixed maturity securities. The firm specializes in management of insurance company investment portfolios and manages over $6.0 billion in assets. Professional asset management was deemed practical to allow for constant review of the portfolio and specialized focus.

The following table sets forth information concerning the composition of the Company’s investment portfolio at December 31:

	2005
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$7,598,104	$7,503,264	$7,503,264	14.7%
States and political subdivisions	7,645,905	7,548,082	7,548,082	14.8%
Corporate securities	15,101,502	14,812,792	14,812,792	29.0%
Mortgage-backed securities	12,016,345	11,780,291	11,780,291	23.0%
Equity securities:
Preferred stocks	426,200	420,600	420,600	0.8%
Common stocks	8,380,201	9,087,585	9,087,585	17.8%

Total investments	$51,168,257	$51,152,614	$51,152,614	100.0%

	2004
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$4,467,011	$4,417,111	$4,417,111	10.4%
States and political subdivisions	244,126	242,124	242,124	0.6%
Corporate securities	20,952,374	21,094,399	21,094,399	49.9%
Mortgage-backed securities	11,449,913	11,452,060	11,452,060	27.1%
Equity securities:
Preferred stocks	498,800	505,600	505,600	1.2%
Common stocks	4,086,743	4,566,158	4,566,158	10.8%

Total investments	$41,698,967	$42,277,452	$42,277,452	100.0%

At December 31, 2005, our fixed maturity portfolio had a fair value of approximately $41.6 million. All of the fixed maturity investments are rated by Moody’s as investment grade with an average credit quality rating of AA and an average duration of 3.95 years. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments. At December 31, 2005, our equity portfolio had a concentration in the U. S. industrial and miscellaneous sector of 89%, 5% was in the energy sector, and 6% was in the financial and insurance services sector.

The following two tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,304,852	$8,462	$3,826,826	$89,355	$6,131,678	$97,817
States and political subdivisions	7,024,158	97,858	—	—	7,024,158	97,858
Corporate securities	7,274,921	120,315	5,640,488	202,712	12,915,409	323,027
Mortgage-backed securities	7,232,543	119,397	4,382,779	120,015	11,615,322	239,412

	23,836,474	346,032	13,850,093	412,082	37,686,567	758,114

Preferred stocks	420,600	5,600	—	—	420,600	5,600
Common stocks	960,777	54,510	—	—	960,777	54,510

	1,381,377	60,110	—	—	1,381,377	60,110

Total	$25,217,851	$406,142	$13,850,093	$412,082	$39,067,944	$818,224

As of December 31, 2005, the portfolio included 49 fixed maturity investments and 5 equity investments in an unrealized loss position for less than 12 months and 37 fixed maturity investments in an unrealized loss position for more than 12 months, none of which were trading below 90% of cost or amortized cost. All of the fixed maturity investments in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade investments. While all of these investments are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These investments have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these investments support the view that these investments were not other-than-temporarily impaired.

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

The following table presents the maturity profile of our fixed maturity investments as of December 31, 2005 and 2004. As noted above the average duration of the portfolio at December 31, 2005 was 3.95 years compared to 5.1 years at December 31, 2004. During 2005 the Company reduced the duration in the portfolio in order to lessen the impact of interest rate risk in a rising interest rate environment. The reduction in the duration is reflected in the table below most notably in the change in the one to five year maturity category. Actual maturities of mortgaged-backed securities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment.

	December 31, 2005
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$3,516,044	$3,496,585	8.4%
Due after one year through five years	10,919,577	10,734,940	25.8%
Due after five years through 10 years	13,446,041	13,212,514	31.7%
Due after 10 years	2,463,849	2,420,098	5.8%
Mortgage-backed securities	12,016,345	11,780,292	28.3%

Total	$42,361,856	$41,644,429	100.0%

	December 31, 2004
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$244,126	$242,124	0.7%
Due after one year through five years	5,800,961	5,747,032	15.4%
Due after five years through 10 years	13,663,054	13,770,080	37.0%
Due after 10 years	5,955,370	5,994,398	16.1%
Mortgage-backed securities	11,449,913	11,452,060	30.8%

Total	$37,113,424	$37,205,694	100.0%

The Company’s fixed maturity portfolio pre-tax yield compared to the Lehman Aggregate and the equity portfolio dividend yield compared to the S&P 500 dividend yield for the years ending December 31 are included in the table below:

	Year Ended December 31,
	2005	2004	2003
Fixed maturity portfolio pre-tax yield	4.20%	4.41%	4.46%
Lehman Aggregate yield	5.08%	4.38%	4.15%

Equity portfolio dividend yield	2.23%	2.39%	3.38%
S&P 500 dividend yield	1.78%	1.60%	1.56%

The pre-tax yield on the fixed maturity portfolio reflects a decrease from 2004 to 2005 on a pre-tax basis. The decline is due to the increased holdings of tax-exempt municipal bonds during 2005 as a result of the Company taking advantage of the attractive tax-equivalent yields available in the intermediate and long portion of the tax-exempt municipal sector. The true after-tax value of tax-exempt municipal holdings does not show on a pre-tax yield basis. The fixed maturity portfolio’s tax-equivalent yield for 2005 was 4.51% which is a 10 basis point increase over the 2004 yield of 4.41%

Management of Market Risk. We are subject to various market risk exposures, including interest rate risk and equity price risk. Our primary risk exposure is to changes in interest rates. We manage market risk through our investment committee and through the use of an outside professional investment management firm. We are vulnerable to interest rate changes because, like other insurance companies, we invest primarily in fixed maturity securities, which are interest-sensitive assets. Mortgage-backed securities, which make up approximately 28% of our investment portfolio, are particularly susceptible to interest rate changes. We invest primarily in classes of mortgage-backed securities that are less vulnerable to prepayment risk and, as a result, somewhat less sensitive to interest rate risk than other mortgage-backed securities.

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

A.M. BEST RATING

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns a “B+” (Very Good) rating to the Insurance Company. The rating was reviewed and confirmed in October of 2005. A.M. Best assigns “B+” ratings to companies that, in its opinion, have demonstrated very good overall performance when compared to the standards established by A.M. Best. In evaluating our financial and operating performance, A.M. Best reviews our profitability, leverage and liquidity, as well as our book of business, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our loss reserves, the adequacy of our surplus, our capital structure, the experience and competency of our management, and our market presence. We have no assurance that A.M. Best will not reduce our current rating in the future. A.M. Best ratings are not directed toward the protection of investors. As such, our A.M. Best rating should not be relied upon as a basis for an investment decision to buy our common stock.

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

We are licensed to write insurance only in Michigan and are subject to supervision and regulation by the Michigan Office of Financial and Insurance Services (“OFIS”). OFIS requires the filing of annual, quarterly and other reports relating to the financial condition of insurance companies doing business in Michigan. The authority of the OFIS includes, among other things:

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

The Insurance Company has always exceeded the required levels of capital for compliance and has always been in compliance. There can be no assurance, however, that the capital requirements applicable to our business will not increase in the future. As of December 31, 2005, our risk-based capital authorized control level was $3,030,767 and our total adjusted capital was $25,994,369, yielding a ratio of 8.6.

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

NAIC values

		IRIS Ratios		Our Results
		Over	Under	2005
1	Gross Premiums Written to Surplus	900	—	175
2	Net Premiums Written to Surplus	300	—	152
3	Change in Net Writings	33	(33)	8
4	Surplus Aid to Surplus	15	—	0
5	Two-Year Overall Operating Ratio	100	—	85
6	Investment Yield	6.5	3	2.5 *
7	Gross Change in Surplus	50	(10)	28
8	Net Change in Adjusted Surplus	25	(10)	28 *
9	Liabilities to Liquid Assets	105	—	61
10	Gross Agents’ Balances to Surplus	40	—	3
11	One-Year Reserve Development to Surplus	20	—	(10)
12	Two-Year Reserve Development to Surplus	20	—	(8)
13	Estimated Current Reserve Deficiency to Surplus	25	—	(9)

(1)	“*” denotes results outside of the usual range
(2)	“—” denotes no lower limit on the range

As of December 31, 2005, all ratios were within the usual range except numbers 6 and 8. The IRIS ratio “Investment yield” at a range between 3% and 6.5% was slightly higher than our 2.5%. Despite the fact that the Investment Yield is below the minimum IRIS ratio the Company did experience improvement in this ratio which was 1.1% as of December 31, 2004. During 2005 the Company shortened the duration in the fixed maturity portfolio in order to lessen the volatility on the portfolio’s fair value in a rising interest rate environment. The decrease in duration did reduce the yield on the fixed maturity portfolio. Although the Company’s actual IRIS ratio for the “Net Change in Adjusted Surplus” is just above the maximum value the Company does not deem this to be unusual given the strong underwriting results for 2005.

Guaranty Fund. We participate in the Property and Casualty Guaranty Association of the State of Michigan (“PGCA”), which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. We recognize a liability for insurance related assessments when an assessment has been imposed or information available indicates it is probable that an assessment will be imposed, or an event obligating us to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated. We incurred approximately $12,000, $16,000 and $25,000 in assessments related to the PCGA in 2005, 2004 and 2003, respectively.

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

Michigan Basic Property Insurance Association. The Michigan Basic Property Insurance Association (“MBPIA”) provides basic insurance to property-owners who cannot obtain insurance through insurance carriers in the normal course of business due to a high-risk exposure. The MBPIA assesses insurance carriers in Michigan a fee for continuation of the association based on the amount of losses incurred by the association and the amount of net written premium of the carrier related to property insurance. There were no assessments in 2005, however, the Company did incur approximately $123,000 and $246,000 in assessments related to the MBPIA in 2004 and 2003, respectively.

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

Under the current rules beginning with our annual report on Form 10-K for the year ended December 31, 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting and related attestation by our independent registered public accounting firm.

ITEM1A.	RISK FACTORS

The Company’s financial performance is dependent upon its own specific business characteristics, however, risk factors do exist which could result in a significant or material adverse effect on our results of operations or financial condition and a corresponding decline in the market price of our common stock. Risk factors include, but may not be limited to, the following:

Our financial results could be affected by the cyclical patterns of the soft and hard market in the property and casualty industry.

The financial performance of the property and casualty industry tends to fluctuate in patterns of soft markets followed by hard markets. The Company’s strategy is to focus on disciplined underwriting and avoid riding the cycle of soft and hard markets. However, if the marketplace puts pressure on pricing we may not be able to implement rate increases which could have a negative effect on our financial performance.

Because we concentrate all of our business in Michigan, its weather will affect our results.

All insurance policies we write are generated in Michigan, with a significant portion in four counties (Kent, Newaygo, Berrien and Van Buren). Companies that have a more diversified geographic portfolio would not be as exposed to Michigan weather as we are.

Catastrophe and natural peril losses may hurt our financial condition.

By their nature, catastrophe losses are unpredictable in their number and severity. They can be caused by various severe weather events, including snow storms, ice storms, freezing temperatures, tornadoes, wild fires, wind and hail.

The extent of net losses from catastrophes depends upon three factors:

•	the total amount of insured exposure in the area affected by the event,

•	the severity of the event, and

•	the amount and structure of our reinsurance coverage.

We obtain reinsurance to aid in paying catastrophe loss claims, but we may experience operating losses in years when catastrophe claims are higher than expected. Natural perils such as freezing rain, snow storms, wind storms and tornadoes, which may occur frequently but not rise to the level of a catastrophe, may cause us to lose money because they are not classified as a catastrophe under our reinsurance program. If our reinsurance pays catastrophe loss claims, we may still incur substantial expense to reinstate the coverage used.

If we underestimated the amount of our required loss reserves, our results may suffer.

We maintain reserves to cover our estimated liability for losses and loss adjustment expenses (“LAE”) with respect to reported and unreported claims incurred. Reserves are estimates involving actuarial and statistical projections at a given point in time of what we expect to be the cost of the ultimate settlement and administration of claims based on facts and circumstances then known, actual and historical information, predictions of future events, estimates of future trends in claims severity and judicial theories of liability, legislative activity and other variable factors, such as inflation, investment returns, and price increases because of local shortages. The Company’s overall reserving practice provides for ongoing claims evaluation and adjustment (if necessary) based on the development of related data and other relevant information pertaining to such claims. Loss and LAE reserves, including reserves for claims that have been incurred but not yet reported, are analyzed regularly and we adjust our reserves based on such reviews. We believe our reserves are adequate. However, establishing appropriate reserves is an uncertain process. There is no guarantee that our ultimate losses will not exceed our reserves. To the extent that reserves prove to be inadequate in the future, we would have to increase reserves, which would reduce our earnings and could have a material adverse effect on the Company’s results of operations and financial condition.

We face strong competition from large companies, which may reduce our earnings and profits.

We principally insure against property and casualty losses. This segment of the market is highly competitive. We compete against other Michigan-based insurance carriers as well as major regional and national carriers. The national carriers we compete with on a regular basis are Citizens Insurance Company of America, State Farm Mutual Automobile Insurance Company and the Allstate Corporation. Regional companies that are important competitors include Auto Owners Insurance Group, Allied Insurance, Farm Bureau Mutual Insurance Company of Michigan, Frankenmuth Insurance and Hastings Mutual Insurance Company. Smaller state competitors would include Michigan Insurance Company, Pioneer State Mutual Insurance Company and Wolverine Mutual Insurance Company. Many of our competitors have substantially greater financial, technical and operating resources than we do. As a result, many of our lines of insurance are subject to strong price competition and heavy advertising by larger companies, which could result in loss of business and adversely affect our earnings.

Our reliance on independent insurance agencies to sell our products as well as their ability to sell products of our competitors could adversely affect the sale of our products.

We market our property and casualty insurance products exclusively in Michigan through approximately 170 independent agencies. Our independent insurance agencies represent other insurance companies, including our competitors, which also compete for the service and allegiance of these agencies. If a significant number of the independent agencies shift profitable accounts from us to our competitors, it could adversely affect our business.

A downgrade in our A.M. Best rating could hurt our premium volume.

Ratings assigned by A.M. Best Company, Inc. influence the competitive position of insurance companies. Their ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. Our current rating is “B+” (Very Good). Our business is sensitive to those ratings. If we were to experience a rating downgrade, our independent agents could be inclined to place their customers with higher-rated insurance carriers, which could result in a loss of premium volume and could have a material adverse effect on us. In addition, a downgrade in our A.M. Best rating could make it more difficult or costly to obtain reinsurance.

If we are unable to obtain adequate reinsurance coverage at reasonable rates in the future, we may be unable to manage our underwriting risks and operate our business profitably.

Reinsurance is the practice of transferring part of the liabilities and the premiums under an insurance policy to another insurance company. Like other insurance companies, we use reinsurance arrangements to limit and manage the amount of risk we retain and to stabilize our underwriting results. Reinsurance can be facultative reinsurance or treaty reinsurance. Under facultative reinsurance, each risk or portion of a risk is reinsured individually. Under treaty reinsurance, an agreed-upon portion of business written is automatically reinsured. Treaty reinsurance can also be classified as quota share reinsurance, pro-rata insurance or excess of loss reinsurance. Under quota share reinsurance and pro-rata insurance, the ceding company cedes a percentage of its insurance liability to the reinsurer in exchange for a like percentage of premiums, less a ceding commission, and, in turn, will recover from the reinsurer the reinsurer’s share of losses and loss adjustment expenses incurred on those risks. Under excess of loss reinsurance, an insurer limits its liability to all or a particular portion of the amount in excess of a predetermined deductible or retention. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the ceding company to the extent of the coverage ceded. The availability and cost of reinsurance are subject to prevailing market conditions and may vary significantly over time. Reinsurance rates are not regulated and reinsurers are able to quickly raise their rates in response to changing market conditions. On the other hand, the Insurance Company’s rates are regulated, and it could take us years to obtain regulatory approval and collect rate increases based on the rising costs of reinsurance. There is no assurance that regulators would approve a rate increase based on these costs. Reinsurance may not be available to us in the future at commercially reasonable rates. If it is not available at reasonable rates, we may be unable to manage our underwriting risks and operate our business profitably.

If our reinsurers do not fulfill their financial obligations to us it may jeopardize our earnings and financial condition.

We are subject to loss and credit risk relating to the reinsurers we deal with because buying reinsurance does not relieve us of our liability to policyholders. The insolvency or inability of any reinsurer to meet its obligations may have a material adverse effect on the business, results of operations and financial condition of the Insurance Company.

If we do not have adequate reinsurance coverage, our earnings and financial condition would be in jeopardy.

It is possible that the losses we experience on risks we have reinsured will exceed the coverage limits on the reinsurance. If the amount of our reinsurance is not sufficient, our insurance losses would increase which could jeopardize our earnings and financial condition.

Changes in prevailing interest rates may reduce our revenues, cash flows and shareholders’ equity.

We have invested a significant portion of our investment portfolio in fixed maturity securities. In recent years, we have earned our investment income primarily from interest income on this portfolio. Lower interest rates could reduce the return on our portfolio and the amount of this income if we must reinvest at rates below those we have on securities currently in the portfolio. The reduced investment income could also reduce our cash flows. In addition, in a declining interest rate environment, we may lower our credit quality standards in order to maintain yield on the investment portfolio, which would negatively impact the quality of our investment portfolio. A decline in the quality of our portfolio could result in realized losses on securities, creating additional volatility in our statement of operations. Higher interest rates could reduce the market value of our fixed income investments resulting in a reduction to stockholders’ equity.

We could be forced to sell investments to meet our liquidity requirements.

We believe that we maintain adequate amounts of cash and short-term investments to pay claims, and do not expect to sell securities prematurely for such purposes. We may, however, decide to sell securities as a result of changes in interest rates, credit quality, the rate of repayment or other similar factors. A significant increase in market interest rates could result in a situation in which we are required to sell securities at depressed prices to fund payments to our insureds. Since we carry debt securities at fair value, we expect that these securities would be sold with no material impact on our net equity. However, if these securities are sold, future net investment income may be reduced if we are unable to reinvest in securities with similar or better yields.

Declining debt and equity markets could adversely affect our investment portfolio.

A declining market could stress the values of investments of all firms and could cause the investment ratings of the issuers of debt or equity to decline. Therefore, a declining market could negatively impact the credit quality of our investment portfolio as adverse equity markets also affect issuers of securities held by us. Declines in the quality of the portfolio could cause additional realized losses on securities, thus causing volatility in our statement of operations.

The Sarbanes-Oxley Act of 2002 may have a material adverse effect on our business.

The Sarbanes-Oxley Act of 2002 requires new corporate governance standards, increased disclosures, expanded insider accountability, broadened sanctions and increased oversight by the Board and its committees. It also requires higher standards for the composition of the audit committee, heightens auditor independence, and limits non-audit services we can obtain from our outside auditor. In addition, the requirements of the Sarbanes-Oxley Act of 2002 will increase our audit-related costs as we and our independent auditors have elevated their standards and procedures. Our costs for legal compliance will also increase.

Regulatory changes could adversely affect our business.

The Michigan Office of Financial and Insurance Services (“OFIS”) regulates numerous aspects of our business and financial condition, which include:

•	approving premium rates;

•	establishing standards of solvency;

•	licensing our agents and us;

•	regulating the types and amounts of our investments;

•	regulating the reserves we must establish for our current losses and future liabilities; and

•	approving our policy forms.

The regulation and supervision are primarily for the protection of policyholders and not for the benefit of shareholders.

In response to rising home and auto insurance rates in the State of Michigan, the Insurance Commissioner has recently launched an inquiry of all insurers writing homeowners and auto insurance in Michigan asking for data submission of loss experience, premium rates and related information. OFIS will study the information to determine whether consumers are being charged excessive rates for homeowners and auto insurance. If that conclusion were reached, insurers may be required to modify rates or underwriting rules. The Company believes its rates are fair, equitable and supported by its loss experience. However, if the Company were required to modify its rates or underwriting methods it would adversely affect our underwriting results. OFIS has also been critical of the use of credit-based insurance scores.

The insurance regulatory structure has been subject to increased scrutiny in recent years by federal and state legislative bodies and state regulatory authorities. Future legislation or regulatory changes could adversely affect our business and results of operations. Adverse legislative and regulatory activity, which increases our costs, adversely affects our capital or constrains our ability to adequately price insurance coverage, may occur in the future. In recent years, insurers have been under pressure from state insurance regulators, legislatures and special interest groups to reduce, freeze or set rates at levels that may not correspond with current underlying costs.

Regulators may limit our use of credit-based insurance scoring, adversely affecting our ability to effectively price our products.

We use credit-based insurance scoring as one means to price our products. Insurance companies have been criticized for using credit-based insurance scoring as a means to improve underwriting results. There are many variations of credit-based insurance scoring formulas and projections used by insurance companies. We use a form of credit- based insurance scoring which projects a numerical score ranging from 200 to 900 (“Insurance Score”), with the higher number indicating a better score, based on information in a person’s credit report maintained by one of the several national credit reporting firms. An Insurance Score, like a credit score, is based on various factors such as payment history, collections, credit utilization and bankruptcies. The score is used to predict how often you are likely to file claims, and how expensive those claims will be.

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

The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit on March 25, 2005 seeking relief from the proposed ban. On April 25, 2005 the presiding judge issued a final order in the matter of IIM et al v. OFIS, pertaining to insurers’ use of insurance credit scores to provide discounts on personal lines of insurance. In his final order the judge ruled in favor of IIM, stating that, “It is ordered that Plaintiff’s request for declaratory relief is granted, and the OFIS rules, R 500.2151-2155 are declared illegal, invalid and unenforceable. It is further ordered that Defendant is permanently enjoined from enforcing these rules against any Plaintiff in this action.” The Commissioner of the OFIS has filed an appeal to this ruling in the Michigan Court of Appeals. Even if an appeal is rejected by the Michigan judiciary other reform legislation or regulatory action by OFIS could limit the effective use of this underwriting measure.

We believe that a higher Insurance Score indicates a lower expected risk of loss. If regulators were to restrict or prohibit our use of insurance scoring, it could impede us from effectively pricing our products.

Assessments and other surcharges for guaranty funds, second-injury funds and other mandatory pooling arrangements may reduce our profitability.

We participate in the Michigan Property and Casualty Guaranty Association (“MPCGA”), which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the

MPCGA is authorized to assess member companies up to the amount of the shortfalls of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. We recognize a liability for insurance related assessments when an assessment has been imposed or information available indicates it is probable that an assessment will be imposed, or an event obligating us to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated.

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

We cannot predict with certainty the amount of future assessments for these programs. Significant assessments could have a material adverse effect on our financial condition and results of operations and mandatory shared-market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

Michigan’s regulatory environment restricts our ability to exclude potentially unprofitable risks.

Michigan’s laws and regulations, specifically the Michigan Essential Insurance Act (“MEIA”), limit our ability to cancel or refuse to renew personal automobile and homeowner policies and subject program withdrawals to prior approval by OFIS. The MEIA requires an insurer to insure every applicant for insurance that meets the minimum requirements and the insurer’s underwriting rules. The underwriting rules must be applied uniformly to all applicants and policyholders. Each insurer must file its underwriting rules with OFIS. In addition, MEIA limits rating criteria that insurers may employ, requires insurers to develop a “secondary” or merit rating plan under which premium surcharges are levied on poor drivers, establishes a joint underwriting association to provide insurance to individuals who cannot obtain coverage in the insurance market, and regulates other types of coverage and informational requirements.

Inflation could increase the cost of claims resolutions and hurt our profitability.

Changes in the severity of claims have an impact on the profitability of our business. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices. Changes in homeowners insurance claims severity are driven by inflation in the construction industry, in building materials and in home furnishings and other economic and environmental factors. However, changes in the level of the severity of claims that we pay do not necessarily match or track with changes in the rate of inflation in these various sectors of the economy.

Acts of terrorism may adversely impact our financial results.

We are continuing to examine the potential exposure of our operations to acts of terrorism. In the event that a terrorist act occurs, we do not anticipate material direct losses from claims by our insureds, but our reinsurers may suffer significant losses that could adversely affect our reinsurers’ ability to provide adequate reinsurance coverage and our ability to obtain cost effective reinsurance coverage.

Federal regulation of insurers may have a material effect on our operations.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny. Legislation that would provide for optional federal chartering of insurance companies has been introduced in Congress. We cannot predict whether any federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on us.

The Gramm-Leach-Bliley Act of 1999 allows banks to affiliate with insurers, which may increase the number and financial strength of our competitors.

The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act of 1999, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act of 1999, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially and adversely affect our product lines by substantially increasing the number, size and financial strength of potential competitors.

Other factors not currently anticipated by management may also materially and adversely affect our financial position and results of operations. We do not undertake, and expressly disclaim, any obligation to update or alter our statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 2.	PROPERTIES

We own our main office, located at 933 E. Main Street, Fremont, Michigan, which is a 30,000 square foot brick veneer building constructed in 1981. There is no mortgage indebtedness on the building. Management believes that the building is sufficient for the needs of the Company, both now and in the foreseeable future.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We consider our common stock to be thinly traded, therefore, any reported bid or sale price may not reflect a true market-based valuation. Quotes on our common stock are published on the OTC Bulletin Board (“OTCBB”) under the symbol “FMMH”. The following table sets forth the high and low bid prices of our common stock during the periods indicated as reported on the OTCBB. These bid quotations are inter-dealer prices without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
December 31, 2005
First Quarter	$14.85	$12.00
Second Quarter	$16.50	$14.35
Third Quarter	$20.50	$15.00
Fourth Quarter	$24.05	$18.25

December 31, 2004
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$12.00	$12.00

As of March 20, 2006, the Company had 2 shareholders of record. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company. The financial data for 2001 through 2003 reflects the results of operations and financial position of the Insurance Company. The financial data for 2005 and 2004 reflects the consolidated results of operations and financial position of the Holding Company and the Insurance Company including the effects of the Conversion which occurred on October 15, 2004. You should read this data in conjunction with the Company’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	For the years ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Income Statement Data:
Direct premium written	$45,516	$41,971	$38,323	$34,725	$36,201
Net premium written (1)	39,512	36,504	18,891	16,405	17,331
Net premium earned (1)	38,756	27,196	18,099	16,426	16,863
Net investment income	1,451	959	815	650	957
Net realized investment gain (loss)	609	276	(32)	(196)	59
Other income, net	397	386	388	406	345

Total revenue	41,213	28,817	19,270	17,286	18,224

Net loss and loss adjustment expense	20,633	16,974	11,370	10,636	14,607
Policy acquisition and other underwriting expense	12,341	9,463	6,887	6,479	5,765
Interest expense	309	487	577	365	345
Demutualization expenses	—	302	175	—	—
Settlement (curtailment) of benefit plan (2)	—	—	—	425	(1,109)

Total expenses	33,283	27,226	19,009	17,905	19,608

Income (loss) before federal income tax expense (benefit)	7,930	1,591	261	(619)	(1,384)
Federal income tax expense (benefit) (9)	(1,152)	78	35	(45)	9

Net income (loss)	$9,082	$1,513	$226	$(574)	$(1,393)

Selected Balance Sheet Data:
Total investments	$51,415	$42,414	$27,804	$17,024	$19,534
Total assets	$75,961	$68,661	$60,128	$44,435	$47,837
Total liabilities	$50,125	$51,356	$51,881	$37,110	$39,822
Stockholders’ equity	$25,836	$17,305	$8,247	$7,325	$8,015
Other Data:
Net loss and LAE ratio (3)	53.2	62.4	62.8	64.8	86.7
Expense ratio (4)	31.8	34.8	38.1	39.4	34.2
GAAP combined ratio (5)	85.0	97.2	100.9	104.2	120.9
Statutory combined ratio (6)	84.4	88.3	99.3	104.2	119.9
Statutory surplus	$25,994	$20,270	$15,658	$13,875	$12,199
Statutory premiums to surplus ratio (7)	1.52	1.80	1.21	1.18	1.42
Per Share Data: (8)
Basic earnings per share	$10.53	$1.05	N/A	N/A	N/A
Diluted earnings per share	$10.49	$1.05	N/A	N/A	N/A

(1)	The increase in net premiums written and earned in 2004 as compared to 2003 is due to the fact that as of January 1, 2004 the Insurance Company placed the quota share agreement into runoff.
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
(3)	The net loss and loss adjustment expense ratio is the net loss and loss adjustment expenses in relation to net premium earned.
(4)	The expense ratio is the policy acquisition and other underwriting expenses in relation to net premium earned.
(5)	The sum of net losses, loss adjustment expenses and policy acquisition and other underwriting expenses divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.
(6)	The sum of the ratio of policy acquisition and other underwriting expenses divided by net premiums written, and the ratio of net losses and loss adjustment expenses divided by net premiums earned.
(7)	The ratio of net premiums written divided by ending statutory surplus.
(8)	Earnings per share data for 2004 reflects only net income for the period from October 16, 2004 through December 31, 2004, the period after the Conversion. Net income during this period was $902,711.
(9)	In 2005 the Company recorded a federal income tax benefit of $1,152,000 despite having pre-tax income of $7,930,000. The federal income tax benefit was due to the Company recognizing a $3,855,000 reduction in its deferred tax valuation allowance in 2005. See Note 5 to the consolidated financial statements, included elsewhere in this report, for further information regarding federal income taxes.

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

Results Of Operations—Fiscal Years Ended December 31, 2005 and 2004

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our consolidated statements of income for the years ended December 31, 2005 and 2004. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2005	2004	Dollar	Percentage
Underwriting gain (loss)
Personal	$4,548,355	$(1,512,691)	$6,061,046	400.7%
Commercial	843,065	2,467,079	(1,624,014)	(65.8)%
Farm	526,206	(92,087)	618,293	671.4%
Marine	(136,139)	(103,190)	(32,949)	(31.9)%

Total underwriting gain	5,781,487	759,111	5,022,376	661.6%
Other revenue (expense) items
Net investment income	1,451,192	958,702	492,490	51.4%
Net realized gains (losses) on investments	608,819	276,520	332,299	120.2%
Other income	397,673	385,670	12,003	3.1%
Interest expense	(308,805)	(486,963)	178,158	(36.6)%
Demutualization expense	—	(302,050)	302,050	(100.0)%

Total other revenue (expense) items	2,148,879	831,879	1,317,000	158.3%

Income before federal income taxes	7,930,366	1,590,990	6,339,376	398.5%
Federal income tax benefit (expense)	1,151,903	(78,452)	1,230,355	1568.3%

Net income	$9,082,269	$1,512,538	$7,569,731	500.5%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the years ended December 31, 2005 and 2004.

	2005	2004	Change	% Change
Direct premiums written	$45,515,864	$41,971,058	$3,544,806	8.4%

Net premiums written	$39,512,088	$36,504,193	$3,007,895	8.2%

Net premiums earned	$38,755,853	$27,195,990	$11,559,863	42.5%
Loss and LAE	20,633,240	16,974,044	3,659,196	21.6%
Policy acquisition and other underwriting expenses	12,341,126	9,462,835	2,878,291	30.4%

Underwriting gain (loss)	$5,781,487	$759,111	$5,022,376	661.6%

Loss and LAE ratio	53.2%	62.4%	(9.2)%
Policy acquisition and other underwriting expense ratio	31.8%	34.8%	(3.0)%
Combined ratio	85.0%	97.2%	(12.2)%

Premiums. Direct premiums written by major business segment for the years ended December 31 was as follows:

	2005	2004	$ Change	% Change
Personal	$29,754,337	$26,659,272	3,095,065	11.6%
Commercial	9,178,470	9,221,414	(42,944)	(0.5)%
Farm	4,813,392	4,565,985	247,407	5.4%
Marine	1,769,665	1,524,387	245,278	16.1%

	$45,515,864	$41,971,058	3,544,806	8.4%

Overall, direct premiums written were up 8.4% with new business premiums down 1.3% and renewal premiums up 9.8%. The total in-force policy count continues to grow and is up 3.1%. Direct premiums written for the personal segment increased 11.6% driven by renewal premium volume which was up 15.2% as a result of a 1.2 point increase in premium retention and an overall 5% rate increase achieved in 2004 and 2005. New business premium volume for the personal segment was down 11.8%. The decline in new business premium volume is a result of the softening of the market which extended into the personal segment during 2005. The two main product lines within the personal segment include personal auto and homeowners which make up 38.4% and 51.7%, respectively, of the personal segment’s direct premiums written. Direct premiums written for personal auto and homeowner policies increased 29.4% and 4.1%, respectively during 2005 as compared to 2004. The total in-force policy count for the personal segment increased 3.6% driven by personal auto which was up 17.8%.

Direct premiums written for the commercial segment decreased .5%. The decrease is due to declines in premium volume in product lines considered to be commercial supporting lines of business such as commercial auto and workers compensation offset by premium growth in the core commercial product lines of business owners (BOP) and commercial package (CPP). While the commercial market remained soft throughout 2005, the Company has been successful writing new policies on small commercial exposures within the Company’s target market which focuses on small business operations. The two core commercial product lines of BOP and CPP make up 28.0% and 51.5%, respectively, of the commercial segment’s direct premiums written. BOP direct premium written was up 9.3% driven by new business premium volume which was up 28.5% and renewal premium volume which was up 4.5%. CPP direct premium written was up 2.3% driven by new business premium volume which was up 47% offset by a decrease of 4.5% in renewal premium volume. Current pricing levels were maintained for both BOP and CPP in 2005 even as the market softened. The supporting commercial product lines of workers compensation and commercial auto experienced a decrease in direct premiums written of 17.8% and 14.7%, respectively, which offset the growth in the core commercial products during 2005.

Farm direct premiums written were up 5.4% driven by renewal premiums which were up 6.8% driven by rate increases of 6.3% in 2004 and 3.7% in 2005, with new business premium down 14.1%. Direct premiums written for the marine business increased 16.1% driven by both an increase in new and renewal premiums of 4.2% and 20.1%, respectively and an increase in policy count of 6.7%.

Net premiums written by business segment for the years ended December 31 were as follows:

	2005	2004	$ Change	% Change
Personal	$25,360,953	$22,813,067	2,547,886	11.2%
Commercial	8,115,201	8,221,546	(106,345)	(1.3)%
Farm	4,405,291	4,090,629	314,662	7.7%
Marine	1,630,643	1,378,950	251,693	18.3%

	$39,512,088	$36,504,193	3,007,895	8.2%

The increase in net premiums written is due to growth in direct premiums written of $3,545,000 discussed above offset by an increase in ceded premiums written of $537,000 during 2005.

Net premiums earned by major business segment for the years ended December 31 was as follows:

	2005	2004	$ Change	% Change
Personal	$24,758,161	$16,837,528	7,920,633	47.0%
Commercial	8,163,707	6,453,723	1,709,984	26.5%
Farm	4,304,745	2,912,113	1,392,632	47.8%
Marine	1,529,240	992,626	536,614	54.1%

	$38,755,853	$27,195,990	11,559,863	42.5%

Net premiums earned increased $3,903,000 as a result of overall volume growth coupled with an increase of $8,589,000 due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract which was placed into runoff on January 1, 2004. The increase was offset by higher ceded premiums earned of $932,000 under the Company’s other reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2005	2004	$ Change	% Change
Loss and LAE:
Personal	$12,326,001	$12,491,607	$(165,606)	(1.3)%
Commercial	4,721,052	1,741,074	2,979,978	171.2%
Farm	2,407,769	1,990,931	416,838	20.9%
Marine	1,178,418	750,432	427,986	57.0%

	$20,633,240	$16,974,044	$3,659,196	21.6%

Incurred Claim Count:
Personal	4,182	3,694	488	13.2%
Commercial	476	536	(60)	(11.2)%
Farm	332	382	(50)	(13.1)%
Marine	172	154	18	11.7%

	5,162	4,766	396	8.3%

Average Loss and LAE per Claim:
Personal	$2,947	$3,382	$(434)	(12.8)%
Commercial	9,918	3,248	6,670	205.3%
Farm	7,252	5,212	2,040	39.2%
Marine	6,851	4,873	1,978	40.6%

	$3,997	$3,561	$436	12.2%

Loss and LAE Ratio:
Personal	49.8%	74.2%
Commercial	57.8%	27.0%
Farm	55.9%	68.4%
Marine	77.1%	75.6%

	53.2%	62.4%

The increase in loss and LAE of $3,659,000 is due primarily to the impact of reinsurance. Direct incurred losses and LAE, or the losses and LAE incurred by the Company before considering the impact of reinsurance, for 2005 were approximately $22,006,000 compared to $26,393,000 in 2004, a decrease of $4,387,000 or 16.6%. The decrease in direct incurred losses and LAE is due to a decline in claim severity coupled with redundant development on prior year reserves. Offsetting the drop in direct incurred losses and LAE was a decline in ceded incurred loss and LAE, or the amount ceded to reinsurers under the Company’s various reinsurance agreements. During 2005, the Company ceded to reinsurers $1,372,000 in incurred losses and LAE compared to $9,420,000 in 2004, a decrease of $8,047,000 or 85.4%. The decline in ceded incurred losses and LAE from 2005 to 2004 is due to the impact of the runoff of the quota share reinsurance agreement ($4,605,000), an increase in the Company’s excess of loss reinsurance retention level from $125,000 in 2004 to $150,000 in 2005 ($624,000) which translates into the Company retaining an increased level of losses and LAE, a decline in the severity of losses that exceeded the Company’s excess of loss retention in 2005 as compared to 2004 ($1,067,000), fewer severe weather related losses in 2005 ($500,000) and redundant development on prior year reserves ($1,250,000).

The Company’s net loss and LAE ratio declined to 53.2% in 2005 compared to 62.4% in 2004 as a result of the quota share runoff, overall favorable loss experience during 2005 as compared to 2004 as well as redundant development on prior year reserves. As noted above, the Company’s net premium earned increased $8,589,000 due to the decline in earned premium ceded under the quota share agreement. While at the same time loss and LAE increased only $4,605,000 due to the decline in ceded loss and LAE under the quota share agreement.

For the personal segment the decline in the loss ratio is due to higher net premiums earned as a result of the quota share runoff, redundant development on prior year reserves and the fact that the Company’s 2004 net loss and LAE ratio was higher as a result of weather related losses related to a July 2004 severe thunderstorm that passed through the northeast section of Michigan. The redundant development was primarily in the homeowner and personal auto product lines. The homeowner’s line experienced redundant development of approximately $1,904,000 primarily in the accident years of 2004, 2003 and 2002 as a result of lower than expected losses on both incurred but not reported and existing case reserves as of December 31, 2004. The personal auto line experienced redundant development of approximately $426,000 primarily in the 2004 accident year.

The commercial segment’s loss ratio increased as a result of increased claim severity in the commercial multi-peril product line in the 2005 and 2004 accident years in addition to reserve strengthening in the workers compensation product line on prior accident years. The loss ratio in 2004 was lower than what would normally be expected due to redundant development experienced during 2004 coupled with a decline in claim frequency during 2004. Although the farm segment experienced an increase in loss severity in 2005, primarily attributable to fire losses, the increase was more than offset by the increase in net premium earned which caused the decline in the segment’s loss ratio. The marine segment, the Company’s smallest and therefore most volatile segment in terms of its loss ratio, experienced an increase in its loss ratio despite the increase in its net premiums earned. The increased loss ratio was due to increased loss severity in 2005.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the years ended December 31 were as follows:

	2005	2004	Change	% Change
Amortization of deferred policy acquisition costs	$6,382,257	$3,286,328	$3,095,929	94.2%
Other underwriting expenses	5,958,869	6,176,507	(217,638)	(3.5)%

Total policy acquisition and other underwriting expenses	$12,341,126	$9,462,835	$2,878,291	30.4%

Net premiums earned	$38,755,853	$27,195,990	$11,559,863	42.5%

Expense ratio	31.8%	34.8%	(3.0)%

Amortization of deferred policy acquisition costs increased $2,391,000 during 2005 due to the reduction in the quota share reinsurance ceding commission income component of deferred policy acquisition costs. The remaining increase of $705,000 is due to the increase in premium volume as compared to the prior year. Items affecting the decline in other underwriting expenses include a decrease of $490,000 in the net periodic benefit cost related to the post-retirement benefit plan as a result of the plan amendment made at the end of 2004 coupled with a decrease of $128,000 in assessments from state mandated associations and guaranty funds. These decreases were offset by an increase in agent marketing incentives and profit sharing commissions of $219,000 and an increase in salaries and wages of $227,000 as a result of annual merit increases and the accrual of employee profit sharing which is directly tied to the performance and profitability of the Company. The expense ratio, defined as the ratio of policy acquisition and other underwriting expenses to net premiums earned, decreased to 31.8% from 34.8%. The decline in the ratio is due to the previously mentioned decrease in other underwriting expenses coupled with the increase in net premiums earned which is primarily attributable to the effects of the quota share runoff.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the years ended December 31 are as follows:

	2005	2004	Change	% Change
Gross investment income	$1,954,315	$1,581,192	$373,123	23.6%
Less: Investment expenses	(503,123)	(622,490)	(119,367)	(19.2)%

Net investment income	$1,451,192	$958,702	$492,490	51.4%

Average invested assets (amortized cost basis)	$52,972,132	$45,511,221	$7,460,911	16.4%

Rate of return on average invested assets	2.9%	2.4%	0.5%

Gross investment income increased $286,000 from fixed maturities, $37,000 from equity securities and $50,000 from cash and cash equivalents. Gross investment income from the fixed maturity portfolio increased in 2005 to $1,659,000 compared to $1,373,000 in 2004. The rise in investment income from the fixed maturity portfolio is attributable to three forces. First, tax-equivalent book yield of the portfolio increased 10 basis points during 2005 to 4.51%. This was accomplished despite shortening the portfolio’s effective duration by over 1 year. Portfolio duration was reduced in an effort to remove some of the interest rate risk present and minimize unrealized losses to the portfolio brought on by an increase in market-wide interest rates. The Company took advantage of the attractive tax-equivalent yields available in the intermediate and long term portion of the tax exempt municipal sector which offset the otherwise adverse book yield impact of reducing duration. Second, reinvested cash flows from mortgage-backed security payments, maturities and corporate actions were redeployed into a higher yield environment, as short and intermediate yields rose substantially over the course of 2005. This rise in yields on the short end of the curve was directly attributable to monetary policy actions on the part of the Federal Reserve, as the Fed continued to increase its key overnight lending rate. These increases were in direct response to the continued strength of the U.S. economy and the inflationary pressures brought on by a ramp up in housing, energy and commodity prices. Third, the fixed maturity portfolio’s invested asset base increased approximately $4.46 million during 2005. This was the result of direct cash contributions to the portfolio as well as organic asset growth. This asset base growth increased the income generating capacity of the fixed maturity portfolio.

Gross investment income increased from the equity portfolio as a result of increased dividends received from mutual funds during 2005. Gross investment income on cash and cash equivalents increased during 2005 primarily from rising interest rates. The decline in investment expenses is attributable to lower internal costs related to managing the portfolio through increased utilization of the Company’s outside investment management consultants.

The Company reported net realized gains on investments of $609,000 and $277,000 for the years ended December 31, 2005 and 2004, respectively. The increase is due to more selling activity during 2005 compared to 2004. During 2005, the Company continued to shift its equity portfolio from common stocks to mutual funds resulting in net realized gains from the sale of equity securities of $439,000 offset by realized losses of $100,000 related to two equity investments that the Company deemed to be other than temporarily impaired. During the year ended December 31, 2005 the Company focused on reducing the duration in the fixed maturity portfolio in order to temper the fluctuations in the market value of the portfolio. This resulted in net realized gains on the sale of fixed maturity securities of $269,000 during the year ended December 31, 2005.

Other Income, Net. Other income, net which includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items increased 3.1% to $397,673 in 2005 compared to $385,670 in 2004.

Interest Expense. Interest expense decreased approximately $178,000 to $309,000 in 2005 from $487,000 in 2004. Approximately $132,000 of the decrease is attributable to the reduction in the surplus note balance which occurred in October 2004 as part of the Conversion which was previously discussed above under Part I, Item 1.—Business. The remaining decrease of $46,000 is due to the decline in the balance of the quota share funds withheld account.

Demutualization Expense. Demutualization expenses related to the Conversion in 2004 and amounted to $302,000 for the year ended December 31, 2004, and include the cost of engaging external accounting, actuarial, legal and other consultants to advise the Company in the demutualization process as well as the cost of printing and postage for communications with policyholders.

Federal Income Tax. During the year ended December 31, 2005 the Company recorded an income tax benefit of approximately $1,152,000 resulting in an effective tax rate of 14.5%. Federal income taxes do not bear the usual relationship to pre-tax income primarily as a result of the effects of the reduction of the deferred tax asset valuation allowance, non-taxable investment income and other provision to return variances. During the quarter ended September 30, 2005 the Company’s management reassessed the need for a full valuation allowance, and based on all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, concluded that a full valuation allowance was no longer necessary. As a result, the valuation allowance was reduced by approximately $3,855,000 which is reflected in the 2005 income tax benefit. The Company’s federal income tax expense excluding the effect of the change in the valuation allowance was $2,704,000 resulting in an effective tax rate of 34.1% for the year ended December 31, 2005. See Note 5 to the consolidated financial statements, included elsewhere in this report, for further information regarding federal income taxes. Such information is incorporated herein by reference.

Results Of Operations—Fiscal Years Ended December 31, 2004 and 2003

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our consolidated statements of income for the years ended December 31, 2004 and 2003. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2004	2003	Dollar	Percentage
Underwriting gain (loss)
Personal	$(1,512,691)	$1,226,567	$(2,739,258)	(223.3)%
Commercial	2,467,079	(1,816,669)	4,283,748	235.8%
Farm	(92,087)	278,019	(370,106)	(133.1)%
Marine	(103,190)	153,432	(256,622)	(167.3)%

Total underwriting gain	759,111	(158,651)	917,762	578.5%

Other revenue (expense) items
Net investment income	958,702	815,129	143,573	17.6%
Net realized gains (losses) on investments	276,520	(31,829)	308,349	968.8%
Other income	385,670	388,490	(2,820)	(0.7)%
Interest expense	(486,963)	(576,704)	(89,741)	(15.6)%
Demutualization expense	(302,050)	(175,479)	126,571	72.1%

Total other revenue (expense) items	831,879	419,607	485,932	115.8%

Income before federal income taxes	1,590,990	260,956	1,403,694	537.9%
Federal income tax benefit (expense)	(78,452)	(35,076)	43,376	123.7%

Net income	$1,512,538	$225,880	$1,447,070	640.6%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the years ended December 31, 2004 and 2003.

	2004	2003	Change	% Change
Direct premiums written	$41,971,058	$38,323,345	$3,647,713	9.5%

Net premiums written	$36,504,193	$18,891,465	$17,612,728	93.2%

Net premiums earned	$27,195,990	$18,098,547	$9,097,443	50.3%
Loss and LAE	16,974,044	11,370,173	5,603,871	49.3%
Policy acquisition and other underwriting expenses	9,462,835	6,887,025	2,575,810	37.4%

Underwriting gain (loss)	$759,111	$(158,651)	$917,762	578.5%

Loss and LAE ratio	62.4%	62.8%	(0.4)%
Policy acquisition and other underwriting expense ratio	34.8%	38.1%	(3.3)%
Combined ratio	97.2%	100.9%	(3.7)%

Premiums. Direct premiums written by major business segment for the years ended December 31 was as follows:

	2004	2003	$ Change	% Change
Personal	$26,659,272	$22,956,453	3,702,819	16.1%
Commercial	9,221,414	9,858,755	(637,341)	(6.5)%
Farm	4,565,985	4,240,766	325,219	7.7%
Marine	1,524,387	1,267,371	257,016	20.3%

	$41,971,058	$38,323,345	3,647,713	9.5%

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

Net premiums written by major business segment for the years ended December 31 was as follows:

	2004	2003	$ Change	% Change
Personal	$22,813,067	$11,076,454	11,736,614	106.0%
Commercial	8,221,546	5,048,364	3,173,182	62.9%
Farm	4,090,629	2,123,466	1,967,163	92.6%
Marine	1,378,950	643,181	735,769	114.4%

	$36,504,193	$18,891,465	17,612,728	93.2%

Net premiums written for the year ended December 31, 2004 increased $17,613,000 or 93.2%. Approximately $14,925,000 of the increase is due to a reduction in written premium ceded under the quota share reinsurance contract which was placed into runoff on January 1, 2004. Further contributing to the increase is approximately $3,055,000 from overall premium volume growth offset by a net increase of approximately $367,000 in written premiums ceded under other reinsurance agreements.

Net premiums earned by major business segment for the years ended December 31 was as follows:

	2004	2003	$ Change	% Change
Personal	$16,837,528	$10,550,136	6,287,392	59.6%
Commercial	6,453,723	4,930,417	1,523,306	30.9%
Farm	2,912,113	2,033,284	878,829	43.2%
Marine	992,626	584,710	407,916	69.8%

	$27,195,990	$18,098,547	9,097,443	50.3%

Net premiums earned for the year ended December 31, 2004 increased $9,097,000 or 50.3%. Approximately $6,024,000 of the increase is due to the decline in earned premium ceded to the reinsurer under the quota share reinsurance contract. Further contributing to the increase is approximately $3,406,000 from overall premium volume growth offset by a net increase of approximately $333,000 in earned premiums ceded under other reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2004	2003	$ Change	% Change
Loss and LAE:
Personal	$12,491,607	$5,308,934	$7,182,673	135.3%
Commercial	1,741,074	4,870,919	(3,129,845)	(64.3)%
Farm	1,990,931	981,541	1,009,390	102.8%
Marine	750,432	208,779	541,653	259.4%

	$16,974,044	$11,370,173	$5,603,871	49.3%

Incurred Claim Count:
Personal	3,694	3,724	(30)	(0.8)%
Commercial	536	678	(142)	(20.9)%
Farm	382	352	30	8.5%
Marine	154	167	(13)	(7.8)%

	4,766	4,921	(155)	(3.1)%

Average Loss and LAE per Claim:
Personal	$3,382	$1,426	$1,956	137.2%
Commercial	3,248	7,184	(3,936)	(54.8)%
Farm	5,212	2,788	2,423	86.9%
Marine	4,873	1,250	3,623	289.8%

	$3,561	$2,311	$1,251	54.1%

Loss and LAE Ratio:
Personal	74.2%	50.3%
Commercial	27.0%	98.8%
Farm	68.4%	48.3%
Marine	75.6%	35.7%

	62.4%	62.8%

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

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the years ended December 31 were as follows:

	2004	2003	Change	% Change
Amortization of deferred policy acquisition costs	$3,286,328	$522,715	$2,763,613	528.7%
Other underwriting expenses	6,176,507	6,364,310	(187,803)	(3.0)%

Total policy acquisition and other underwriting expenses	$9,462,835	$6,887,025	$2,575,810	37.4%

Net premiums earned	$27,195,990	$18,098,547	$9,097,443	50.3%

Expense ratio	34.8%	38.1%	(3.3)%

The increase is driven primarily by a reduction in the ceding commission income component of deferred policy acquisition costs. Amortization of policy acquisition costs during the year ended December 31, 2004 and 2003 was $3,286,000 and $523,000, respectively, an increase of $2,763,000. The Insurance Company’s expense ratio, defined as policy acquisition and other underwriting expense as a percentage of net earned premiums, was 34.8% for the year ended December 31, 2004 compared to 38.1% for the same period in 2003. The decline in the expense ratio is due primarily to the increased net earned premiums as a result of the quota share contract runoff as well as continued efforts to limit the growth in other underwriting expenses.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the years ended December 31 are as follows:

	2004	2003	Change	% Change
Gross investment income	$1,581,192	$1,376,455	$204,737	14.9%
Less: Investment expenses	(622,490)	(561,326)	(61,164)	10.9%

Net investment income	$958,702	$815,129	$143,573	17.6%

Average invested assets (amortized cost basis)	$45,511,221	$34,236,274	$11,274,947	32.9%

Rate of return on average invested assets	2.4%	2.8%	(0.4)%

The decline in the rate of return is attributable to a slight decrease in the yields earned on the portfolio coupled with the fact that the average invested asset balance was driven higher due to the purchase of additional securities in late October 2004 as a result of the stock proceeds of approximately $5,007,000. Gross investment income before investment expenses increased approximately $205,000 or 14.9% which is due to an increase in invested assets during 2004. The growth in average invested assets was primarily due to net cash flow provided from operating activities of $6,779,000 coupled with the net cash proceeds of $5,181,000 from the stock offering which was completed on October 15, 2004.

The Company recorded a net realized investment gain of $277,000 for the year ended December 31, 2004, compared with a net realized investment loss of $32,000 for the year ended December 31, 2003. Gross realized gains on the sale of fixed maturity and equity investments were $484,000 and $297,000 for the years ending December 31, 2004 and 2003, respectively. The increase is due to management’s decision to shift the equity portfolio more towards mutual funds as opposed to common stocks which resulted in the sale of equity investment that generated realized gains. Gross realized losses on the sale of fixed maturity and equity investments were $207,000 and $329,000 for the years ending December 31, 2004 and 2003, respectively. Included in the gross realized loss for the year ended December 31, 2003 is an other than temporary impairment write-down on equity investments, which amounted to $182,000. There were no investments held by the Company during 2004 that were deemed to be other than temporarily impaired.

Other Income, Net. Other income, net primarily includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items. Other income, net was approximately $386,000 in 2004 compared to $388,000 in 2003.

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

Cash flow provided by operations was $6,745,000 in 2005 compared to $6,953,000 in 2004 a decrease of $208,000. During the year ended December 31, 2005 as compared to 2004 net premiums collected increased $2,417,000 due to policy growth, net loss and LAE paid increased $3,413,000 while policy acquisition and other underwriting expenses paid increased $1,920,000. During the year ended December 31, 2005, net cash used under the quota share funds withheld account was $1,827,000 while during the same period in 2004 net cash used was $5,599,000, a change of $3,773,000. Cash paid for income taxes increased $2,008,000 due to an increase in taxable income during 2005 compared to 2004. Other cash provided by operational activities increased $943,000 during the year ended December 31, 2005 compared to 2004.

Cash flow used in investing activities was $8,875,000 and $15,266,000 during the years ended December 31, 2005 and 2004, respectively, a decrease of $6,391,000. Net cash proceeds received from the issuance of common stock in the Conversion on October 15, 2004 amounted to $5,007,000. The majority of the net cash proceeds were placed into the Company’s fixed maturity investment portfolio during 2004 which caused the net cash used for investing activities to be higher in 2004.

Cash flow provided by operations was $6,953,000 in 2004 compared to $11,362,000 in 2003 a decrease of $4,409,000. During the year ended December 31, 2004 as compared to 2003 net premiums collected increased $14,133,000 due to policy growth and the quota share contract runoff, net loss and LAE paid increased $4,488,000 while policy acquisition and other underwriting expenses paid increased $5,671,000 due to the fact that the Company did not receive any ceding commission in 2004 as a result of the quota share contract runoff. During the year ended December 31, 2004, net cash used under the quota share funds withheld account was $5,599,000 while during the same period in 2003 net cash provided was $3,166,000, a change of $8,765,000. In 2003 the funds withheld account included both ceded written premiums retained by the Company as well as loss and LAE. Effective January 1, 2004 no new written premiums are ceded under the quota share reinsurance agreement however loss and LAE payments on policies in force at December 31, 2003 and covered by the quota share reinsurance agreement will continue to be paid out of the funds withheld account until all claims have been settled. Other cash provided by operational activities increased $382,000 during the year ended December 31, 2004 compared to 2003.

Cash flow used in investing activities was $15,266,000 and $10,432,000 during the years ended December 31, 2004 and 2003, respectively, an increase of $4,834,000. Net cash proceeds received from the issuance of common stock in the Conversion on October 15, 2004 amounted to $5,007,000. The majority of the net cash proceeds were placed into the Company’s fixed maturity investment portfolio.

Our debt structure consists of surplus notes which carry a 7 percent interest rate and mature on September 30, 2007. At December 31, 2005 and December 31, 2004, there were approximately $2,890,000 of Series B Surplus Notes outstanding. During 2004 approximately $2,374,000 of surplus notes were converted into stock of the Company as part of the Conversion.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The Holding Company has not paid and does not intend to pay dividends in the foreseeable future and cannot assure our stockholders that dividends will be paid in the future. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The annual future cash requirements of the Holding Company are not foreseen to be significant. They will include director fees and other administrative expenses related to annual filings such as income tax returns and other compliance type filings. The Holding Company retained $250,000 of the net proceeds of the offering to cover such expenses. As of December 31, 2005 the Holding Company had a cash balance of $201,000.

The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and she does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2006, the Insurance Company can pay a non-extraordinary dividend of up to $2,599,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the company continue to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

Income Taxes

In accordance with FASB Statement No. 109, Accounting for Income Taxes, we may recognize certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss (NOL) and Alternative Minimum Tax (AMT) credit carry-forwards we have available. At December 31, 2005, the Company has a NOL carryforward of approximately $8,066,000 and an AMT credit carryforward of approximately $358,000. The AMT credit carryforward can be carried forward indefinitely. The NOL carryforward expires as follows:

2010	2,283,000
2011	1,641,000
2012	1,764,000
2018	13,000
2019	899,000
2021	1,466,000

$8,066,000

As a result of the Holding Company’s acquisition of the stock of the Insurance Company a limitation on the ability to fully utilize the NOL occurred. The amount of annual taxable income that can be offset each year by the NOL carryforward is approximately $400,000. See Note 5 to the consolidated financial statements, included elsewhere in this report, for further information regarding federal income taxes. Such information is incorporated herein by reference.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has a contractual obligation with respect to its outstanding surplus notes and loss and LAE reserves which are recorded as liabilities in our financial statements. In addition, the Company is contractually committed to make certain minimum lease payments for the use of equipment under operating lease agreements. The following table summarizes our significant contractual obligations and commitments as of December 31, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding surplus notes. Additional information regarding these obligations is provided in Note 9, Surplus Notes and Note 11, Lease Agreements to the financial statements of the Company. The table below does not include contractual obligations with respect to our employee benefit plans, which are described more fully in Note 10, Employee Retirement Plans to the Company’s financial statements.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Loss and LAE reserves	$18,867	$10,751	$5,910	$1,276	$930
Surplus notes and interest	3,244	202	3,042	—	—
Operating leases	54	37	17	—	—

Total	$22,165	$10,990	$8,969	$1,276	$930

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$38,423	$(3,221)
1%	40,009	(1,635)
0	41,644	—
-1%	43,279	1,635
-2%	44,865	3,221

Credit Risk. The quality of our fixed maturity portfolio is generally good. At December 31, 2005, all of our fixed maturity securities were rated by Moody’s as investment grade.

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

New Accounting Pronouncement. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123. This standard becomes effective as of January 1, 2006 and applies to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The adoption is not expected to have a material effect on the consolidated financial statements as the Company already values stock options issued based upon an option-pricing model and recognizes the fair value as an expense over the period in which the options vest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan InsuraCorp, Inc.

Fremont, Michigan

We have audited the accompanying consolidated balance sheet of Fremont Michigan InsuraCorp Inc. and subsidiary (the Company) as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont Michigan InsuraCorp Inc. and subsidiary at December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Grand Rapids, Michigan

February 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Fremont Michigan InsuraCorp, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fremont Michigan InsuraCorp, Inc. and its subsidiary (the “Company”) at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Grand Rapids, Michigan

February 18, 2005

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Investments:
Fixed maturities available for sale, at fair value	$41,644,429	$37,205,694
Equity securities available for sale, at fair value	9,508,185	5,071,758
Mortgage loans on real estate from related parties	262,294	136,262

Total investments	51,414,908	42,413,714
Cash and cash equivalents	1,542,581	3,672,254
Receivable from sale of investments	330	739,150
Premiums due from policyholders, net	7,143,537	6,846,286
Amounts due from reinsurers	7,499,227	10,879,642
Accrued investment income	402,937	398,208
Deferred policy acquisition costs	3,092,618	2,860,621
Deferred federal income taxes	3,774,445	—
Property and equipment, net of accumulated depreciation	1,082,547	848,103
Other assets	7,497	3,136

	$75,960,627	$68,661,114

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$18,866,814	$18,972,587
Unearned premiums	20,437,157	19,675,548
Reinsurance funds withheld and premiums ceded payable	1,026,340	3,018,710
Accrued expenses and other liabilities	6,903,968	6,798,772
Surplus notes	2,890,288	2,890,288

Total liabilities	50,124,567	51,355,905

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 862,128 shares issued and outstanding	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,550,304	7,512,913
Retained earnings	18,296,080	9,213,811
Accumulated other comprehensive income:
Net unrealized gains (losses) on investments, net of deferred taxes of $5,319 in 2005 and $0 in 2004	(10,324)	578,485

Total stockholders’ equity	25,836,060	17,305,209

Total liabilities and stockholders’ equity	$75,960,627	$68,661,114

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Net premiums earned	$38,755,853	$27,195,990	$18,098,547
Net investment income	1,451,192	958,702	815,129
Net realized gains (losses) on investments	608,819	276,520	(31,829)
Other income, net	397,673	385,670	388,490

Total revenues	41,213,537	28,816,882	19,270,337

Expenses:
Losses and loss adjustment expenses, net	20,633,240	16,974,044	11,370,173
Policy acquisition and other underwriting expenses	12,341,126	9,462,835	6,887,025
Interest expense	308,805	486,963	576,704
Demutualization expenses	—	302,050	175,479

Total expenses	33,283,171	27,225,892	19,009,381

Income before federal income tax expense (benefit)	7,930,366	1,590,990	260,956
Federal income tax expense (benefit)	(1,151,903)	78,452	35,076

Net income	$9,082,269	$1,512,538	$225,880

		For the Period October 16 through December 31
Net income after conversion		$902,711
Basic income per share	$10.53	$1.05
Diluted income per share	$10.49	$1.05

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2005, 2004 and 2003

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance, December 31, 2002	$—	$—	$—	$—	$7,475,393	$(150,280)	$7,325,113
Comprehensive income:
Net income					225,880		225,880
Net unrealized gains on investments, net of taxes						696,186	696,186

Total comprehensive income							922,066

Balance, December 31, 2003	—	—	—	—	7,701,273	545,906	8,247,179
Comprehensive income:
Net income					1,512,538		1,512,538
Net unrealized gains on investments, net of taxes						32,579	32,579

Total comprehensive income							1,545,117
Issuance of stock options				7,916			7,916
Conversion of surplus notes and accrued interest into common stock and issuance of common stock (Note 1)				7,504,997			7,504,997

Balance, December 31, 2004	—	—	—	7,512,913	9,213,811	578,485	17,305,209
Comprehensive income:
Net income					9,082,269		9,082,269
Net unrealized losses on investments, net of taxes						(588,809)	(588,809)

Total comprehensive income							8,493,460
Issuance of stock options				37,391			37,391

Balance, December 31, 2005	$—	$—	$—	$7,550,304	$18,296,080	$(10,324)	$25,836,060

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$9,082,269	$1,512,538	$225,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141,665	120,529	130,947
Deferred income taxes	(3,769,126)	—	—
Interest expense converted into common stock	—	123,695	—
Stock based compensation expense	37,391	7,916	—
Net realized (gains) losses on investments	(608,819)	(276,520)	31,829
Net amortization of premiums on investments	250,832	199,776	148,000
Changes in assets and liabilities:
Premiums due from policyholders	(297,251)	(199,110)	(312,357)
Amounts due from reinsurers	3,380,415	6,106,084	(4,010,964)
Accrued investment income	(4,729)	(99,610)	(136,161)
Deferred policy acquisition costs	(231,997)	(2,566,091)	419,581
Federal income taxes recoverable	—	—	45,396
Deferred equity offering expenses	—	173,710	(173,710)
Other assets	(4,361)	754	59,650
Losses and loss adjustment expenses	(105,773)	5,094,524	5,201,477
Unearned premiums	761,609	1,134,026	1,540,806
Reinsurance funds withheld and premiums ceded payable	(1,992,370)	(5,207,917)	7,066,044
Accrued expenses and other liabilities	105,196	828,670	1,125,333

Net cash provided by operating activities	6,744,951	6,952,974	11,361,751

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	23,869,886	16,138,756	15,676,692
Proceeds from sales of equity investments	1,927,660	2,538,936	429,208
Purchases of fixed maturity investments	(29,099,962)	(28,457,755)	(26,361,419)
Purchases of equity investments	(5,808,887)	(4,583,690)	(8,017)
Change in receivable from investments	738,820	(739,150)	—
Issuance of note receivable from related party	(130,000)	—	(140,000)
Repayment of mortgage loans from related party	3,968	3,738	—
Purchase of property and equipment, net	(376,109)	(166,616)	(28,387)

Net cash (used in) provided by investing activities	(8,874,624)	(15,265,781)	(10,431,923)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	5,007,257	—
Repayment of surplus notes	—	—	(804,000)
Issuance of surplus notes	—	—	641,280

Net cash provided by (used in) financing activities	—	5,007,257	(162,720)

Net (decrease) increase in cash and cash equivalents	(2,129,673)	(3,305,550)	767,108

Cash and cash equivalents, beginning of year	3,672,254	6,977,804	6,210,696

Cash and cash equivalents, end of year	$1,542,581	$3,672,254	$6,977,804

Supplemental disclosure of cash flow information:
Federal income taxes (paid) received	$(2,050,000)	$(42,000)	$20,396

Interest paid	$202,320	$371,711	$398,678

Supplemental disclosure of non-cash financing activities:
Conversion of surplus notes and accrued interest to common stock	$—	$2,497,740	$—

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

Investments

At December 31, 2005 and 2004, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and any corresponding deferred tax asset valuation allowance, reported as a component of accumulated other comprehensive income or loss until realized.

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

Additionally, the Company’s impairment evaluation and recognition for interests in mortgage-backed/asset-backed investments is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on investments must be recognized if both the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the security and its fair value, is included in earnings as a realized loss in the period the impairment arose. As a result of this re-evaluation process there were no impairment losses recorded during the years ended December 31, 2005, 2004 or 2003.

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

Revenue recognition

Insurance premium income is recognized on a daily pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in-force. Generally, premiums are collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums due from policyholders are net of an allowance for doubtful accounts of $79,443 and $63,116 at December 31, 2005 and 2004, respectively.

Other income consists of premium installment charges which are recognized when earned and other miscellaneous income.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Other comprehensive income or loss

The Company presents other comprehensive income or loss as a component of stockholders’ equity on the consolidated statements of stockholders’ equity and comprehensive income. For the years ended December 31, 2005, 2004, and 2003 the unrealized gain or loss on investments included in other comprehensive income consisted of the following:

	2005	2004	2003
Unrealized gain on investments arising during the period	$14,691	$309,099	$664,357
Deferred income tax (expense) benefit of unrealized gain (loss) on investments arising during the period	(4,995)	(105,094)	(225,881)
Change in deferred tax valuation allowance	(196,685)	105,094	225,881

Unrealized gain (loss) on investments arising during the period, net of deferred income taxes and valuation allowance	(186,989)	309,099	664,357
Adjustment for pretax realized losses (gains) on investments included in income	(608,819)	(276,520)	31,829
Deferred income tax (benefit) expense of realized losses (gains) included in income	206,998	94,017	(10,822)
Change in deferred tax valuation allowance	—	(94,017)	10,822

Net unrealized gain (loss) on investments	$(588,809)	$32,579	$696,186

Losses and loss adjustment expense reserves

Losses and loss adjustment expense (“LAE”) reserves represent the estimated liability for reported losses and loss adjustment expenses and actuarial estimates for incurred but not reported losses and loss adjustment expenses based upon the Company’s actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. The methods of making estimates and establishing these reserves are reviewed regularly, and resulting adjustments are reflected in income currently. The liability for losses and loss adjustment expenses is necessarily an estimate and while it is believed to be adequate, the ultimate liability could exceed or be less than such estimate. The anticipated recoverable salvage and subrogation at December 31, 2005 and 2004 was approximately $223,000 and $473,000, respectively.

Reinsurance

The Company accounts for reinsurance contracts under the provisions of Statement of Financial Accounting Standards (“SFAS”), No. 113, “Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts.” Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

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

Property, equipment and depreciation

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method. Estimated useful lives are: building—35 years, data processing equipment including software—3 to 5 years and furniture, fixtures and equipment—5 to 7 years. Maintenance, repairs and minor renewals are charged to expense as incurred. Depreciation expense was $141,664, $120,529 and $130,947 for the years ended December 31, 2005, 2004, and 2003, respectively. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts; any resulting gain or loss is reflected in income.

Deferred policy acquisition costs

Policy acquisition costs, which consist of commissions net of ceding commissions and premium taxes, that vary with and are primarily related to the production of new and renewal business are deferred, subject to ultimate recoverability from future income, including investment income, and amortized to expense over the period in which the related premiums are earned.

Demutualization expenses

Demutualization expenses include the cost of printing and postage for communications with policyholders and the cost of engaging external accounting, actuarial, legal and other consultants to advise the Company in the demutualization process.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation”. The Company values stock options issued based upon an option-pricing model and recognizes the fair value as an expense over the period in which the options vest.

Federal income taxes

Deferred federal income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of December 31, 2005 it is more likely than not that sufficient taxable income will exist in the periods of reversal and therefore a portion of the recorded deferred tax asset will be realized. Accordingly, the Company has reversed a portion of the deferred tax asset valuation allowance as of the beginning of the year ended December 31, 2005. Prior to January 1, 2005 the Company had maintained a deferred tax asset valuation allowance for the entire net deferred tax asset.

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

Reclassification

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123. This standard becomes effective as of January 1, 2006 and applies to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The adoption is not expected to have a material effect on the consolidated financial statements as the Company already values stock options issued based upon an option-pricing model and recognizes the fair value as an expense over the period in which the options vest.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

2. Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at December 31, 2005 and 2004 are as follows:

	2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,598,104	$2,977	$97,817	$7,503,264
States and political subdivisions	7,645,905	35	97,858	7,548,082
Corporate securities	15,101,502	34,317	323,027	14,812,792
Mortgage-backed securities	12,016,345	3,358	239,412	11,780,291

	42,361,856	40,687	758,114	41,644,429

Preferred stocks	426,200	—	5,600	420,600
Common stocks	8,380,201	761,894	54,510	9,087,585

	8,806,401	761,894	60,110	9,508,185

Total	$51,168,257	$802,581	$818,224	$51,152,614

	2004
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,467,011	$11,248	$61,148	$4,417,111
States and political subdivisions	244,126	—	2,002	242,124
Corporate securities	20,952,374	247,820	105,795	21,094,399
Mortgage-backed securities	11,449,913	55,832	53,685	11,452,060

	37,113,424	314,900	222,630	37,205,694

Preferred stocks	498,800	6,800	—	505,600
Common stocks	4,086,743	496,260	16,845	4,566,158

	4,585,543	503,060	16,845	5,071,758

Total	$41,698,967	$817,960	$239,475	$42,277,452

The cost or amortized cost and estimated fair value of fixed maturities at December 31, 2005, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$3,516,044	$3,496,585
Due after one year through five years	10,919,577	10,734,940
Due after five years through ten years	13,446,041	13,212,514
Due after ten years	2,463,849	2,420,099
Mortgage-backed securities	12,016,345	11,780,291

	$42,361,856	$41,644,429

Net investment income for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Fixed maturities	$1,658,852	$1,373,166	$1,193,361
Equity securities	183,883	146,637	114,188
Cash and cash equivalents	111,580	61,389	68,906

Gross investment income	1,954,315	1,581,192	1,376,455

Less: Investment expenses	(503,123)	(622,490)	(561,326)

Net investment income	$1,451,192	$958,702	$815,129

Net realized gains (losses) on investments for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Gross realized investment gains:
Fixed maturities	$306,778	$90,800	$231,449
Equity securities	439,220	393,393	65,985

	745,998	484,193	297,434

Gross realized investment losses:
Fixed maturities	37,592	56,553	147,403
Equity securities	99,587	151,120	181,860

	137,179	207,673	329,263

Net realized gains (losses) on investments	$608,819	$276,520	$(31,829)

During the years ended December 31, 2005 and 2003 other-than-temporary impairment losses on available-for-sale equity investments amounted to $98,774 and $181,860, respectively, which are included in net realized investment gains (losses) on investments in the statement of operations. There were no other-than-temporary impairment losses in 2004.

Sales of available-for-sale fixed maturities resulted in the following during the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Proceeds	$15,412,617	$9,120,916	$9,300,008

Gross gains	$306,209	$90,790	$227,324

Gross losses	$37,592	$56,063	$125,039

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

During 2003, the Company engaged an investment management consultant for the fixed maturity portfolio. Under the guidelines provided to the investment management consultant the fixed maturity portfolio has experienced a rebalancing during 2005 and 2004. The focus of the Company’s rebalancing is to improve credit quality, liquidity and diversification within the portfolio, to create a more stable income stream and to enhance long-term total return. During 2005 and 2004, special attention was given to portfolio duration in order to reduce market value fluctuations in a rising interest rate environment. Despite the Company’s intent and ability to hold fixed maturity investments until maturity, proceeds from the sale of fixed maturity investments increased during 2005 as a result of rebalancing the portfolio.

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,304,852	$8,462	$3,826,826	$89,355	$6,131,678	$97,817
States and political subdivisions	7,024,158	97,858	—	—	7,024,158	97,858
Corporate securities	7,274,921	120,315	5,640,488	202,712	12,915,409	323,027
Mortgage-backed securities	7,232,543	119,397	4,382,779	120,015	11,615,322	239,412

	23,836,474	346,032	13,850,093	412,082	37,686,567	758,114

Preferred stocks	420,600	5,600	—	—	420,600	5,600
Common stocks	960,777	54,510	—	—	960,777	54,510

	1,381,377	60,110	—	—	1,381,377	60,110

Total	$25,217,851	$406,142	$13,850,093	$412,082	$39,067,944	$818,224

As of December 31, 2005, the portfolio included 49 fixed maturity investments and 5 equity investments in an unrealized loss position for less than 12 months and 37 fixed maturity investments in an unrealized loss position for more than 12 months, none of which were trading below 90% of cost or amortized cost. All of the fixed maturity investments in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade investments. While all of these investments are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These investments have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these investments support the view that these investments were not other-than-temporarily impaired.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

At December 31, 2005, fixed maturities with a carrying value approximating $411,000 were on deposit with regulatory authorities, as required by law.

3. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Fixed maturities and equity securities

The fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, when available. If not available, fair values are based on values obtained from investment brokers.

Cash and cash equivalents

The carrying amount is a reasonable estimate of fair value.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Mortgage receivables

The carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the mortgage notes.

Surplus notes

The carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the notes.

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed maturities	$41,644,429	$41,644,429	$37,205,694	$37,205,694
Equity securities	9,508,185	9,508,185	5,071,758	5,071,758
Mortgage loans	262,294	262,294	136,262	136,262
Cash and cash equivalents	1,542,481	1,542,481	3,672,254	3,672,254
Financial liability:
Surplus notes	2,890,288	2,890,288	2,890,288	2,890,288

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

Multi-line excess of loss coverage

The excess of loss program is the Company’s primary reinsurance coverage. For all lines of business the Company’s retention on any one risk in 2005 was $150,000 and in 2004 and 2003 the retention was $125,000.

During 2005 the property excess of loss coverage provided up to $2,850,000 over the $150,000 retention. During 2004 and 2003 the property excess of loss coverage provided up to $2,375,000 over the $125,000 retention.

During 2005 casualty and workers compensation excess of loss coverage provided up to $4,850,000 over the $150,000 retention. During 2004 and 2003 casualty and workers compensation excess of loss coverage provided up to $4,875,000 over the $125,000 retention.

There is an annual aggregate deductible feature in the amount of $400,000 that applied to the multi-line contract in 2004 and 2003.

An additional workers compensation catastrophe excess of loss program provided an additional $5,000,000 in 2005 and 2004 and $3,000,000 in 2003 of coverage to cover a catastrophic event.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Catastrophic coverage

The Company had 3 layers of catastrophic excess of loss reinsurance providing coverage for up to $22,000,000 in 2005 and $20,000,000 in 2004 and 2003 above a $1,000,000 retention. The Company had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would have lapsed after the second event, in which case the Company would have evaluated the need for a new contract for the remainder of a particular year. During 2005, 2004 and 2003 the coverage could be reinstated for a fee of 100% of the original premium.

Quota share coverage

The Company’s boiler and machinery quota share agreement is primarily an equipment breakdown endorsement to commercial policies. The agreement is a 100% quota share contract with Hartford Steam Boiler. The Company receives a 30% commission on the premium ceded.

During 2003, the Company utilized a multi line quota share agreement which provided coverage for virtually all of the Company’s business. The Company ceded 45% of its premiums and losses on all business except boiler and machinery to the reinsurers. The agreement contained a “loss corridor” provision. Reimbursement stops on losses when the loss and LAE ratio on the premium ceded is between 60% and 74% and resumes when the ratio is between 74% and 82.5%. A loss and LAE ratio that exceeds 82.5% will trigger a “drop down coverage” feature that will reimburse the Company for 100% of the losses between the loss ratios of 60% to 65%. Reimbursement stops between the loss ratios of 65% to 74%. Payment resumes again when the loss ratios are 74% to 85%. Losses in excess of 85% are 100% retained by the Company. The Company received a 36% commission on the ceded premium. The agreement is structured on a funds withheld basis and requires the Company to accrue interest at an annual rate of approximately 2.5%. During 2005, 2004 and 2003 the Company recorded interest expense of approximately $106,000, $150,000 and $181,000, respectively, on the funds withheld balance. The agreement provides that a profit commission will be retained by the Company upon commutation equal to the positive balance in the funds withheld account. During 2005, 2004 and 2003 the Company accrued profit commission based on the experience of the underlying business ceded under this agreement of $1,400,000, $945,000 and $840,000, respectively. The profit commission reduces ceded written and earned premiums.

On December 31, 2003, the Company placed the agreement into runoff. Reinsurance coverage continued on those covered policies in force as of December 31, 2003, until the underlying policies expired during 2004. As a result, the underlying reinsurance assets and liabilities will runoff, and any net funds under the agreement, less a 3.5% risk charge to the reinsurers, would be retained by the Company.

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

	As Reported	Amounts Excluding the Effects of the Reinsurance Agreement
	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2005
Net premiums written	$39,512	$38,112
Net premiums earned	38,756	37,356
Loss and LAE, net	20,633	19,270
Income before federal income taxes	7,930	7,999

Statutory surplus	$25,994	$26,063
Ratio of net premiums written to statutory surplus	1.52:1	1.46:1

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2004
Net premiums written	$36,504	$35,424
Net premiums earned	27,196	34,385
Loss and LAE, net	16,974	21,142
Income before federal income taxes	1,591	4,690

Statutory surplus	$20,270	$23,369
Ratio of net premiums written to statutory surplus	1.80:1	1.52:1

	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2003
Net premiums written	$18,891	$32,736
Net premiums earned	18,099	31,312
Loss and LAE, net	11,370	19,206
Income before federal income taxes	261	351

Statutory surplus	$15,658	$15,748
Ratio of net premiums written to statutory surplus	1.21:1	2.08:1

Facultative

The Company utilizes facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. Coverage is determined on each individual risk. In 2005, the Company obtained coverage for commercial properties it insured in excess of $1,000,000. During 2005 the range of coverage was from $100,000 up to $3,925,000. In 2004, the Company obtained coverage for commercial properties it insured in excess of $2,500,000. During 2004 the range of coverage was from $500,000 up to $5,000,000. In 2003, the Company obtained coverage for properties it insured in excess of $500,000 on commercial risks and in excess of $1,000,000 on personal risks, recovery amounts were $4,500,000 on commercial risks and $1,000,000 on personal risks.

Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company. The Company

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

remains liable for the ceded amount of reserves for unpaid losses and loss adjustment expenses and ceded unearned premiums in the event the assuming insurance organizations are unable to meet their contractual obligations. As a result, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. All reinsurers except for one are rated A- or better by A. M. Best Company. The Company has one reinsurer with an A.M. Best rating of B++. The Company has not experienced a collectibility problem with any reinsurer.

The Company receives a ceding commission in conjunction with its reinsurance activities. These ceding commissions are offset against direct commission expense and were $124,274, $72,302 and $5,340,326 in 2005, 2004 and 2003, respectively. The decline in 2004 is due to the fact that the quota share agreement was placed into runoff on December 31, 2003.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. At December 31, 2005, the Company had recoverables of $7,499,000. This balance was comprised of $1,353,000 for paid losses, $5,934,000 for unpaid losses and $212,000 in unearned premium ceded to the reinsurers. At December 31, 2004, the Company had recoverables of $10,880,000. This balance was comprised of $1,486,000 for paid losses, $9,187,000 for unpaid losses and $207,000 in unearned premium ceded to the reinsurers. The Company holds collateral in the form of letters of credit, trust accounts or funds withheld accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Services. At December 31, 2005, the Company has letters of credit available of approximately $1,696,000 from unauthorized reinsurers. The Company did not utilize any of the letters of credit during 2005. At December 31, 2005, the Company had 6 reinsurance recoverable amounts from reinsurers whose individual recoverable balance exceeded 5% of the total recoverable amount. The amount due from these 6 reinsurers accounts for 79% of the total recoverable.

The effect of reinsurance on premiums written and earned for the years ended December 31, 2005, 2004 and 2003, are as follows:

	2005		2004		2003
	Written	Earned	Written	Earned	Written	Earned
Direct	$45,515,864	$44,737,524	$41,971,058	$40,834,262	$38,323,345	$36,836,028
Assumed	100,197	116,928	160,193	162,963	161,691	140,999
Ceded	(6,103,973)	(6,098,599)	(5,627,058)	(13,801,235)	(19,593,571)	(18,878,480)

Net premiums	$39,512,088	$38,755,853	$36,504,193	$27,195,990	$18,891,465	$18,098,547

Losses and loss adjustment expenses reported on the statement of operations are net of ceded amounts of approximately $1,372,000, $8,935,000 and $11,190,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2005	2004	2003
Current	$2,617,224	$78,452	$35,076
Deferred expense (benefit)	86,334	604,500	96,419
Change in valuation allowance	(3,855,461)	(604,500)	(96,419)

	$(1,151,903)	$78,452	$35,076

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes. For the years ended December 31, 2005, 2004 and 2003 the reasons for these differences and the tax effects thereof, are as follows:

	Years Ended December 31,
	2005	2004	2003
Expected tax expense	$2,696,324	$540,937	$88,725
Change in valuation allowance	(3,855,461)	(604,500)	(96,419)
Nontaxable investment income	(83,364)	(30,109)	(23,100)
Nondeductible expenses, net	5,602	127,235	12,555
Provision to return variance	85,627	45,138	48,513
Other, net	(631)	(249)	4,802

	$(1,151,903)	$78,452	$35,076

Amounts classified as ‘provision to return variance’ reflect adjustments to prior period deferred tax items used in calculating the tax provision so they are consistent with the final amounts reflected on the Company’s income tax return.

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of December 31, 2005 it is more likely than not that sufficient taxable income will exist in the periods of reversal and therefore a portion of the recorded deferred tax asset will be realized. Accordingly, the Company has reversed approximately $3,855,000 of the deferred tax asset valuation allowance as of the beginning of the year ended December 31, 2005.

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $8,066,000, which begin to expire in 2010 and fully expire in 2021, and alternative minimum tax credits of approximately $358,000, which may be carried forward indefinitely. As a result of the Conversion and demutualization discussed in Note 1 the aforementioned net operating losses are subject to certain “change in control” limitations under Section 382. The annual limitation on the utilization of the net operating losses is approximately $400,000. In addition to the net operating loss carryforwards, the Company’s alternative minimum tax credit carryforwards

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

are also subject to the Section 382 limitation however these credit carryforwards have no expiration and can be carried forward indefinitely. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $3,098,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for the deferred tax asset associated with these amounts.

The following table shows the allocation of the change in the deferred tax valuation allowance for the years ended December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004	2003
Valuation allowance balance, January 1	$(4,712,012)	$(5,327,589)	$(5,660,710)
Change in valuation allowance allocated to:
Federal income tax benefit from operations	3,855,461	604,500	96,419
Unrealized gains/losses on investments allocated to other comprehensive income	(196,685)	11,077	236,702

Valuation allowance balance, December 31	$(1,053,236)	$(4,712,012)	$(5,327,589)

The tax effects of temporary differences that give rise to deferred federal income tax assets and deferred federal income tax liabilities are as follows:

	As of December 31,
	2005	2004
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$436,552	$399,674
Unearned premium reserves	1,397,087	1,346,649
Realized losses on investments	37,323	3,740
Unrealized losses on investments	5,319	—
Postretirement benefits accrued	933,782	931,648
Net operating loss carryforward	2,742,271	2,716,444
Capital loss carryfoward	28,184	207,391
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	175,195	155,046

Total deferred federal income tax assets	6,113,410	6,118,289

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,067,663)	(978,320)
Unrealized gains on investments	—	(196,685)
Property and equipment	(202,860)	(214,285)
Other deferred tax liabilities	(15,206)	(16,987)

Total deferred federal income tax liabilities	(1,285,729)	(1,406,277)

Net deferred federal income tax asset	4,827,681	4,712,012

Valuation allowance	(1,053,236)	(4,712,012)

Deferred federal income taxes	$3,774,445	$—

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment

At December 31, 2005 and 2004, property and equipment consisted of the following:

	As of December 31,
	2005	2004
Building and land	$1,992,529	$1,926,930
Data processing equipment, including software	899,358	799,366
Furniture, fixtures and equipment	874,195	677,202

	3,766,082	3,403,498

Less: Accumulated depreciation	(2,683,535)	(2,555,395)

Total property and equipment, net	$1,082,547	$848,103

7. Deferred Policy Acquisition Costs

Deferred policy acquisition costs and the related amortization were as follows:

	Years Ended December 31,
	2005	2004	2003
Balance, beginning of year	$2,860,621	$294,530	$714,111

Acquisition costs deferred	6,614,254	5,852,419	103,134
Amortization	(6,382,257)	(3,286,328)	(522,715)

Balance, end of year	$3,092,618	$2,860,621	$294,530

The Company assess’ the recoverability of deferred policy acquisition costs against future expected underwriting income and reduces deferred policy acquisition costs if it appears that a premium deficiency may exist. There were no premium deficiencies at December 31, 2005 and 2004. During 2004 and 2003, the Company received a 36% ceding commission on the ceded premiums under the multi line quota share reinsurance agreement which reduced the deferred commission costs.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

8. Loss and Loss Adjustment Expense Liability

The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior years’ reserve estimates are reflected in the results of operations in the year such changes are determined. Activity in the liability for loss and loss adjustment expenses is summarized as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Balance, beginning of year	$18,973	$13,878	$8,677
Less reinsurance balance recoverable	9,187	7,742	4,302

Net balance, beginning of year	9,786	6,136	4,375

Incurred related to:
Current year	22,988	17,640	10,270
Prior years	(2,355)	(666)	1,100

Total incurred	20,633	16,974	11,370

Paid related to:
Current year	13,764	11,328	6,609
Prior years	3,722	1,996	3,000

Total paid	17,486	13,324	9,609

Net balance, end of year	12,933	9,786	6,136
Plus reinsurance balances recoverable	5,934	9,187	7,742

Balance, end of year	$18,867	$18,973	$13,878

In 2005, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $2,355,000 which represents 24.1% of the loss and LAE reserves as of the beginning of the year. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2005. As a result of the adverse development experienced during 2003 the Company has placed an emphasis on the claim reserving process to ensure that we are establishing adequate reserves reflecting our best estimate of the ultimate loss. The favorable development in 2005 was primarily in the homeowner and personal auto product lines. The homeowner’s line, which is the Company’s largest product line, experienced redundant development of approximately $1,904,000 primarily in the accident years of 2004, 2003 and 2002 as a result of lower than expected losses on both incurred but not reported and existing case reserves as of December 31, 2004. The personal auto line experienced redundant development of approximately $426,000 primarily in the 2004 accident year. The Company began writing personal auto policies in 1999. Given that this is a newer product line for the Company our initial ultimate loss estimates on undeveloped years are based more on estimated industry loss ratios as opposed to our actual historical loss ratios. As the 2004 accident year continues to develop the Company has experienced redundant development on settled claims which has resulted in a decrease in the ultimate loss ratio as compared to the ultimate ratio used at December 31, 2004.

During 2005, the commercial segment experienced adverse development of approximately $253,000 driven by the workers compensation product line which had adverse development of $234,000. The Company strengthened its workers compensation reserves for accident years 2001 through 2004 as a result of adjusting the ultimate loss estimates so they are more in line with industry averages. Given the fact that workers’ compensation claims take a much longer time to be reported and settled coupled with the fact that the Company began writing workers’ compensation policies in 1997 the Company deemed industry loss ratios to be a more

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

prudent estimate than loss ratios based on the Company’s historical development patterns since 1997. The remaining redundant development of $278,000 came from the marine segment’s 2004 and 2003 accident years.

In 2004, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $666,000 which represents 10.9% of loss and LAE reserves as of the beginning of the year. The favorable development was concentrated in the commercial segment’s product lines of commercial multiple peril and workers compensation which experienced favorable development of $1,076,000 primarily in accident years 2000, 2002 and 2003. As discussed below, in 2003 the Company strengthened its reserves in the commercial segment because the Company’s actuarial projections indicated higher ultimate losses on prior accident years driven primarily by the volatility in claim development within the newer product lines in the commercial segment. Throughout 2004 the development on commercial losses has been less than what was expected as the settlement of reported cases has been favorable. The Company continues to monitor both Company trends and industry trends as it relates to the development of losses in the newer commercial product lines. The homeowner and farm product lines experienced adverse development of $344,000 resulting from the normal claims review process, and not from changes in key assumptions or reserving methods.

During 2003, the Company recognized an increase of approximately $1,100,000 in the liability for loss and loss adjustment expenses related to prior years as a result of strengthening its reserves. The adverse development in 2003, which approximated 25.1% of the net liability for loss and loss adjustment expenses as of the beginning of the year, is primarily attributable to variations from expected claim severity in the commercial line of business, specifically, commercial multiple peril for the 2000, 2001 and 2002 accident years. The variation from initial reserve estimates is attributable to several factors. First, the commercial multiple peril line includes several newer and growing product lines for which the Company has not had a robust history with respect to the nature of claims development, particularly with ‘longer-tail’ liability claims that take a long period of time to settle. Lack of a fully developed book of commercial multiple peril business has made our initial reserve estimates very difficult to predict. As such, the claim development has been more volatile and immature in the early stages of development. For many years, the Company’s core business consisted primarily of homeowners’ policies which are typically ‘shorter-tail’ claims that take a relatively short period of time to settle. Liability claims typically require more extended periods of investigation and at times protracted litigation before they are finally settled, and therefore tend to yield loss development and payment patterns that stretch over longer periods of time.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

	Years Ended December 31,
	2005	2004
Surplus notes, beginning of year	$2,890	$5,264

Conversion of surplus notes into common stock	—	(2,374)

Surplus notes, end of year	$2,890	$2,890

The outstanding balance at December 31, 2005 and 2004 included approximately $1,955,000 of surplus notes held by related parties consisting of non-employee directors, agents of the Company and an investment broker who provided services to the Company. Interest expense on surplus notes held by related parties was approximately $137,000 in 2005, $223,000 in 2004 and $395,000 in 2003.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The components of the accrued benefit cost and net periodic benefit cost are as follows:

	Years Ended December 31,
	2005	2004	2003
Change in benefit obligation:
Benefit obligation, beginning of year	$2,096,649	$3,906,010	$3,389,802
Service cost	20,846	255,624	195,217
Interest cost	117,639	222,938	201,439
Plan participants’ contributions	12,826	13,249	10,889
Plan amendment	—	(2,003,943)	—
Actuarial (gain) loss	(304,913)	(227,794)	173,134
Benefits paid	(63,581)	(69,435)	(64,471)

Benefit obligation, end of year	1,879,466	2,096,649	3,906,010

Fair value of plan assets at beginning and end of year	—	—	—

Funded status	(1,879,466)	(2,096,649)	(3,906,010)
Unrecognized prior service cost	(1,431,346)	(1,517,028)	—
Unrecognized net actuarial loss	564,395	873,537	1,152,871
Unrecognized prior transition obligation	—	—	535,607

Accrued benefit cost	$(2,746,417)	$(2,740,140)	$(2,217,532)

Weighted-average assumptions as of December 31:
Discount rate	5.50%	5.75%	5.75%

Components of net periodic benefit cost:
Service cost	$20,846	$255,624	$195,217
Interest cost	117,639	222,938	201,439
Amortization of prior transition obligation	(85,682)	48,692	48,692
Amortization of net actuarial loss	37,495	51,540	45,124

Net periodic benefit cost	$90,298	$578,794	$490,472

The accrued benefit cost at December 31, 2005 and 2004, is included in accrued expenses and other liabilities in the accompanying balance sheets.

The Company uses a December 31 measurement date for its other postretirement plan. As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. At December 31, 2005, the Company’s expected future benefit payments are as follows:

2006	$54,000
2007	55,000
2008	63,000
2009	75,000
2010	85,000
2011 - 2015	536,000

$868,000

For measurement purposes as of December 31, 2005, 2004 and 2003 the annual rate of increase in the per capita cost of covered health care benefits assumed for the subsequent year was 9.0%, 9.5% and 10.0%, respectively. Each year the rate was assumed to decrease by 0.5% per year until the ultimate rate of 5.5% was reached.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$53,625	$(35,603)
Effect on postretirement benefit obligation	$657,641	$(442,145)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to qualifying sponsors of retiree healthcare benefit plans. Based on the structure of the plan and the retiree population the Company has determined that the Act will not have a material impact on the postretirement benefit obligation. Therefore, the valuation of the unfunded postretirement benefit obligation and the determination of the net postretirement benefit cost included in these financial statements do not reflect the effects of the Act on the plan.

Defined contribution plan

The Company has a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. The Company matched 50% of employee contributions up to 4.5 percent of the employee’s salary in 2005 and up to 3.0 percent in 2004 and 2003. The Company may also make discretionary contributions to the Plan. Company contributions approximated $103,000 in 2005, $74,000 in 2004 and $69,000 in 2003.

Other employee benefits

The Company provides vacation and sick pay benefits for all full-time employees. After one year of employment, any earned and unused vacation (up to 30 days) is payable as a post employment benefit. Prior to December 31, 2003, any earned and unused sick time (up to 30 days) was payable as a post employment benefit. Effective December 31, 2003, the Company reduced the maximum amount of earned and unused sick time that an employee can accumulate from 30 days to 6 days. The Company has accrued a liability for these post employment benefits in the amounts of approximately $188,000 and $183,000 at December 31, 2005 and 2004, respectively.

11. Lease Agreements

The Company leases various vehicles under non-cancelable operating lease agreements which begin to expire in 2006 and fully expire in 2007. Rental expense was approximately $38,000, $57,000 and $80,000 in 2005, 2004 and 2003, respectively.

Future minimum lease payments required under the vehicle leases as of December 31, 2005 are as follows:

For the year ended December 31,
2006	$37,113
2007	17,363

$54,476

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

12. Capital and Surplus and Related Restrictions

As of December 31, 2005 and 2004, approximately $75,715,000 and $68,402,000, respectively, of consolidated assets represent assets of FIC that are subject to regulation and may not be transferred to FMIC in the form of dividends, loans or advances. Dividends paid by FIC are subject to limitations imposed by the Michigan Insurance Code (“Code”). Under the Code, FIC may pay dividends only from statutory earnings and capital and surplus. In addition, FIC may not declare an “extraordinary” dividend to its shareholders without the prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”). An extraordinary dividend or distribution is defined as a dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of statutory capital and surplus as of December 31, of the preceding year or the statutory net income, excluding net realized investment gains, for the immediately preceding calendar year. Accordingly, FIC may pay dividends of approximately $2,599,000 in 2006 without prior approval. However, the OFIS has the authority to prohibit payment of any dividend.

Certain regulations that affect the insurance industry are promulgated by the National Association of Insurance Commissioners (“NAIC”), which is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has established risk-based capital (“RBC”) requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, each insurer must maintain its total capital and surplus above a calculated minimum threshold or take corrective measures to achieve that threshold. The Company has calculated its RBC level based on these requirements and has determined that it passed the RBC test and has capital and surplus in excess of the minimum threshold.

FIC’s statutory capital and surplus at December 31, 2005 and 2004 and statutory net income (loss) for the years ended December 31, 2005, 2004 and 2003 are as follows:

	As of December 31,
	2005	2004
Statutory capital and surplus	$25,994,369	$20,270,043

	Years Ended December 31,
	2005	2004	2003
Statutory net (loss) income	$5,247,164	$(804,583)	$393,460

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

14. Related Party Transactions

During 2005, the Company issued a $130,000 mortgage receivable to an agent of the Company. The note requires a monthly payment, including interest at 8%, of $1,097, which is based on a 15 year amortization. The

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

note includes a 5 year balloon payment, which becomes due June 2010. During 2005 the agent earned $52,300 in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

During 2003, the Company issued a $140,000 mortgage receivable to an agent of the Company. The note requires a monthly payment, including interest at 6%, of $1,003, which is based on a 20 year amortization. The note includes a 5 year balloon payment, which becomes due January 2009. During 2005, 2004 and 2003, the agent earned $72,800, $74,700 and $68,900, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

Two nonemployee directors of the Company are also owners of independent insurance agencies. Both individuals are currently appointed as agents with and write insurance for the Company. The terms and conditions of the agency agreements between these agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays all agencies commissions on business produced. All agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. Total regular and profit sharing commissions earned by these two agencies approximated $422,000, $410,000 and $384,000 in 2005, 2004 and 2003, respectively. The commission rates, including profit sharing commission opportunity, are the same as other agents of the Company. Both agencies are independent agents and also write with regional and national insurers that may be competitors of the Company.

A nonemployee director of the Company is a partner in a law firm. The Company has retained this law firm for certain legal matters in the past and plans to continue to do so in the future. Legal fees paid by the Company to the law firm were approximately $55,000 in 2005, $261,000 in 2004 and $121,000 in 2003.

Various agents of the Company participated in the surplus note offerings and held surplus notes at December 31, 2005 and 2004, as disclosed in Note 9—Surplus Notes. The terms and conditions of the agency agreements between the agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays the agencies commissions on business produced. The agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. For the years ending December 31, 2005, 2004 and 2003 agents holding surplus notes earned regular and profit sharing commissions of approximately $236,000, $1,800,000 and $1,830,000, respectively.

Non-employee directors of the Company also participated in the surplus note offerings and held surplus notes at December 31, 2005 and 2004, as disclosed in Note 9—Surplus Notes. For the years ending December 31, 2005, 2004 and 2003, non-employee directors holding surplus notes received directors’ fees of $54,900, $47,100 and $27,900, respectively.

The Company also paid investment commissions to a firm controlled by an individual who held surplus notes at December 31, 2005 and 2004. Total investment commissions paid during the years ending December 31, 2005, 2004 and 2003 were approximately $20,000, $13,000 and $114,000, respectively.

15. Segment Information

The Company defines its operations as property and casualty insurance operations. The Company writes four major insurance lines exclusively in the State of Michigan: Personal Lines, Commercial Lines, Farm and Marine. The separate financial information of these four major insurance lines is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing performance. All revenues are generated from external customers and the Company does not have a significant reliance on any single major customer.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The Company evaluates product line profitability based on underwriting gain (loss). Certain expenses are allocated based on net premiums earned and net losses incurred. Underwriting gain (loss) by product line would change if different methods were applied.

The Company does not allocate assets, net investment income, net realized gains (losses) on investments, other income (expense), interest expense or demutualization expenses to its product lines. In addition, the Company does not separately identify depreciation expense related to the building by product line and such disclosure would be impracticable. Depreciation expense on the building, which is included as an investment expense within net investment income on the statements of operations, was $59,458 in 2005 and $54,140 in 2004 and 2003. The accounting policies of the operating segments are the same as those described in Note 1—Summary of Significant Accounting Policies.

Segment data for the years ended December 31 are as follows:

	2005	2004	2003
Revenues:
Net premiums earned:
Personal lines	$24,758,161	$16,837,528	$10,550,136
Commercial lines	8,163,707	6,453,723	4,930,417
Farm	4,304,746	2,912,113	2,033,284
Marine	1,529,239	992,626	584,710

Total net premiums earned	38,755,853	27,195,990	18,098,547

Expenses:
Loss and loss adjustment expenses:
Personal lines	12,326,001	12,491,607	5,308,934
Commercial lines	4,721,052	1,741,074	4,870,919
Farm	2,407,769	1,990,931	981,541
Marine	1,178,418	750,432	208,779

Total loss and loss adjustment expenses	20,633,240	16,974,044	11,370,173

Policy acquisition and other underwriting expenses:
Personal lines	7,883,805	5,858,612	4,014,635
Commercial lines	2,599,590	2,245,570	1,876,167
Farm	1,370,771	1,013,269	773,724
Marine	486,960	345,384	222,499

Total policy acquisition and other underwriting expenses	12,341,126	9,462,835	6,887,025

Underwriting gain (loss):
Personal lines	4,548,355	(1,512,691)	1,226,567
Commercial lines	843,065	2,467,079	(1,816,669)
Farm	526,206	(92,087)	278,019
Marine	(136,139)	(103,190)	153,432

Total underwriting gain	5,781,487	759,111	(158,651)

Net investment income	1,451,192	958,702	815,129
Net realized gains (losses) on investments	608,819	276,520	(31,829)
Other income	397,673	385,670	388,490
Interest expense	(308,805)	(486,963)	(576,704)
Demutualization expenses	—	(302,050)	(175,479)

Income before federal income taxes	$7,930,366	$1,590,990	$260,956

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

16. Earnings Per Share

Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding. The computation of basic and diluted earnings per share is as follows:

	Year ended December 31, 2005	Period from October 16, 2004 through December 31, 2004
Numerator for basic and diluted earnings per share:
Net income	$9,082,269	$902,711

Denominator for basic earnings per share—weighted average shares outstanding	862,128	862,128
Effect of stock-based compensation plan	4,065	—

Denominator for diluted earnings per share	866,193	862,128

Basic earnings per share	$10.53	$1.05

Diluted earnings per share	$10.49	$1.05

Options to purchase 39,500 shares of common stock were not included in the computation of diluted earnings per share for the period from October 16, 2004 to December 31, 2004 because to do so would have been antidilutive for the period presented.

17. Stock-based Compensation

The Company has a stock-based compensation plan which is described below. The Company accounts for the fair value of its grants under the plan in accordance with FAS Statement No. 123R. The Company adopted the Fremont Michigan InsuraCorp, Inc. Stock-based Compensation Plan (the “Plan”) in November of 2003. Awards may include, among others, nonqualified stock options (“NQSOs”), restricted stock and stock appreciation rights.

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

During 2005 and 2004, the Company granted NQSOs to directors, executive officers and key employees. The Company does not receive any payment for granting the options. The options vest 20% per year. The options may fully vest upon the death or disability of the optionee or a change in control of the Company. The grants will be exercisable for up to 10 years from the grant date.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Information regarding stock option activity is presented below:

	2005		2004
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding—beginning of year	39,500	$10.00	—	$—
Granted	4,850	20.21	39,500	10.00
Exercised	—	—	—	—
Forfeited	(1,250)	10.00	—	—

Outstanding—end of year	43,100	$11.15	39,500	$10.00

Exercisable at end of year	7,650	$10.00	—	$—

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price
$10.00	39,000	8.8	7,650	$10.00
$22.08	4,100	10.0	—	—

	43,100	8.9	7,650	$10.00

The compensation cost that has been charged against income for the year ended December 31, 2005 and the period from October 16, 2004 to December 31, 2004 was $37,391 and $7,916, respectively. The per share weighted-average fair value of options granted in 2005 and 2004 was $10.57 and $4.81, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: dividend yield of 0%; expected volatility of 39.6%; risk-free interest rate of 4.34% in 2005 and 3.85% in 2004, and an expected life of 7 years.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

18. Quarterly Financial Data (Unaudited)

An unaudited summary of the Company’s 2005 and 2004 quarterly performance is as follows:

	Year ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$9,600,709	$10,139,380	$10,893,720	$10,579,728
Net income (loss)	472,397	939,405	5,384,182	2,286,285
Net income per share:
Basic (3)	0.55	1.09	6.25	2.65
Diluted (3)	0.55	1.09	6.20	2.63

	Year ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$5,340,061	$6,529,865	$7,552,881	$9,394,075
Net income (loss)	(361,703)	921,145	(130,011)	1,083,107
Net income per share (1 and 2):
Basic	N/A	N/A	N/A	1.05
Diluted	N/A	N/A	N/A	1.05

1—	Earnings per share data reflects the net income for the period from October 16, 2004 through December 31, 2004, the period subsequent to the Conversion. Net income during this period was $902,711.
2—	Net income (loss) per share for the periods prior to October 16, 2004 is not applicable.
3—	Since the weighted average shares for the quarters are calculated independent of the weighted average shares for the year, quarterly net income per share may not total to annual net income per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Vice President of Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Beginning with our annual report on Form 10-K for 2007, it is expected that we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting and related attestation by our independent registered public accounting firm.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the section entitled “Matter No. 1 Election of Fremont Directors” of the Registrant’s definitive 2006 Proxy Statement to be filed on or about April 3, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 11, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” of the Registrant’s definitive 2006 Proxy Statement to be filed on or about April 3, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 11, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Registrant’s definitive 2006 Proxy Statement to be filed on or about April 3, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 11, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The Company has a Stock-Based Compensation Plan pursuant to which it grants stock options and other stock-based compensation to employees and non-employee directors. The Stock-Based Compensation Plan was approved by the shareholders on May 12, 2005. The following table sets forth, with respect to the Stock-Based Compensation Plan, as of December 31, 2005, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance.

	Equity Compensation Plan Information		Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	43,100	$11.15	5

Equity compensation plans not approved by security holders	—	—	—

Total	43,100	$11.15	5

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to the section entitled “Certain Transactions with Executive Officers and Directors” of the Registrant’s definitive 2006 Proxy Statement to be filed on or about April 3, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 11, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the section entitled “Independent Public Accountants” of the Registrant’s definitive 2006 Proxy Statement to be filed on or about April 3, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 11, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for Each of the Years in the Three-year Period Ended December 31, 2005
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2005
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2005
Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedules for the years 2005, 2004 and 2003 are submitted herewith:

Report of Independent Registered Public Accounting Firm

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

FREMONT MICHIGAN INSURACORP, INC.

By:	/s/ RICHARD E. DUNNING	March 21, 2006
Richard E. Dunning
President, Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Richard E. Dunning and Kevin G. Kaastra, or either of them acting individually, his true and lawful attorney-in-fact and agent, each with full power of substitution, for him and in his name and in all capacities, to sign all amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact and agent, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ RICHARD E. DUNNING Richard E. Dunning President, Chief Executive Officer and Director (principal executive officer)	March 21, 2006

By:	/s/ KEVIN G. KAASTRA Kevin G. Kaastra Vice President of Finance (principal financial and accounting officer)	March 21, 2006

By:	/s/ DONALD E. BRADFORD Donald E. Bradford Director	March 21, 2006

By:	/s/ MICHAEL A. DEKUIPER Michael A. DeKuiper Director	March 21, 2006

By:	/s/ JACK G. HENDON Jack G. Hendon Director	March 21, 2006

By:	/s/ WILLIAM L. JOHNSON William L. Johnson Director	March 21, 2006

By:	/s/ JACK A. SIEBERS Jack A. Siebers Director	March 21, 2006

By:	Kenneth J. Schuiteman Director

By:	/s/ HAROLD L. WIBERG Harold L. Wiberg Director	March 21, 2006

By:	/s/ DONALD VANSINGEL Donald VanSingel Chairman of the Board of Directors	March 21, 2006

EXHIBIT INDEX

NUMBER	TITLE
3.1	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1)

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

10.1	Stock-Based Compensation Plan dated November 18, 2003 (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-112414 on Form S-1).

10.2	Employment Agreement between Richard E. Dunning and Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-112414 on Form S-1).

10.3	Form of Employment Agreement for other officers (Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-112414 on Form S-1).

10.4	Form of Series B Surplus Notes (Incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-112414 on Form S-1).

10.5	Form of Indemnity Agreement between Fremont Michigan InsuraCorp, Inc and its directors and officers (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-112414 on Form S-1).

10.6	Form of Agency Agreement and Endorsement to Agency Agreement for Profit Sharing (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-112414 on Form S-1).

10.7	Investment Management Agreement with Prime Advisors, Inc. (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-112414 on Form S-1).

10.8	Stock Incentive Plan of 2006

14	Code of Ethics for Senior Financial Executives

21	Subsidiaries of the registrant.

23.1	Consent of BDO Seidman, LLP

23.2	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney (see Signatures of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan Insuracorp, Inc.

Fremont, Michigan

The audit referred to in our report dated February 17, 2006 relating to the consolidated financial statements of Fremont Michigan Insuracorp, Inc. and subsidiary as of December 31, 2005 and for the year then ended, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules listed in the index appearing under Item 15(a)(2) in this Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Grand Rapids, Michigan

February 17, 2006

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2005

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$7,598,104	7,503,264	7,503,264
States, municipalities and political subdivisions	7,645,905	7,548,082	7,548,082
All other	27,117,847	26,593,083	26,593,083

Total fixed maturities	42,361,856	41,644,429	41,644,429

Equity securities:
Common stocks:
Public utilities	310,158	347,720	347,720
Banks, trust and insurance companies	342,779	546,858	546,858
Industrial, miscellaneous and all other	7,727,264	8,193,007	8,193,007
Nonredeemable preferred stock	426,200	420,600	420,600

Total equity securities	8,806,401	9,508,185	9,508,185

Total investments	$51,168,257	51,152,614	51,152,614

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheet

	December 31,
	2005	2004
Assets
Investment in common stock of subsidiary (equity method)	$25,572,970	$17,046,361
Cash and cash equivalents	201,021	250,933
Other assets	62,069	7,915

Total assets	$25,836,060	$17,305,209

Liabilities and Stockholders’ Equity
Liabilities:	$—	$—

Stockholders’ Equity:
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 862,128 shares issued and outstanding	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,550,304	7,512,913
Accumulated other comprehensive income:
Net unrealized gains on investments	(10,324)	578,485
Retained earnings	18,296,080	9,213,811

Total stockholders’ equity	25,836,060	17,305,209

Total liabilities and stockholders’ equity	$25,836,060	$17,305,209

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

	For the years ended December 31,
	2005	2004
Revenue—net investment income	$5,255	$742
Expenses:—operating expenses	55,481	9

Loss before federal income tax benefit	(50,226)	733
Federal income tax benefit	17,077	—

Loss before equity in income of subsidiary	(33,149)	733
Equity in income of subsidiary	9,115,418	1,511,805

Net income	$9,082,269	$1,512,538

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Cash Flows

	For the years ended December 31,
	2005	2004
Net cash provided by operating activities	$(49,912)	$733

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	5,007,257
Capital contribution to subsidiary	—	(4,757,057)

Net cash provided by financing activities	—	250,200

Net increase in cash and cash equivalents	(49,912)	250,933
Cash and cash equivalents at beginning of period	250,933	—

Cash and cash equivalents at end of period	$201,021	$250,933

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule III—Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims, and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue
December 31, 2005
Personal lines	$1,880,790	9,366,747	12,428,952	—	24,758,161
Commercial lines	709,866	6,416,920	4,691,054	—	8,163,707
Farm	377,582	2,089,816	2,495,202	—	4,304,746
Marine	124,380	993,331	821,949	—	1,529,239

Total	$3,092,618	18,866,814	20,437,157	—	38,755,853

December 31, 2004
Personal lines	$1,719,401	9,758,951	11,826,160	—	16,837,528
Commercial lines	688,302	6,953,673	4,734,186	—	6,453,723
Farm	348,158	1,771,791	2,394,656	—	2,912,113
Marine	104,760	488,172	720,546	—	992,626

Total	$2,860,621	18,972,587	19,675,548	—	27,195,990

December 31, 2003
Personal lines	$169,598	5,922,981	10,637,492	—	10,550,136
Commercial lines	79,991	6,855,148	5,085,190	—	4,930,417
Farm	35,253	936,818	2,211,164	—	2,033,284
Marine	9,688	163,116	607,676	—	584,710

Total	$294,530	13,878,063	18,541,522	—	18,098,547

	Column G	Column H	Column I	Column J	Column K
	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of DPAC	Other operating expenses	Premiums written
December 31, 2005
Personal lines		12,326,001	4,077,138	3,806,667	25,360,953
Commercial lines		4,721,052	1,344,387	1,255,203	8,115,201
Farm		2,407,769	708,899	661,872	4,405,291
Marine		1,178,418	251,833	235,127	1,630,643

Total	$1,451,192	20,633,240	6,382,257	5,958,869	39,512,088

December 31, 2004
Personal lines		12,491,607	2,034,624	3,823,987	22,813,067
Commercial lines		1,741,074	779,860	1,465,710	8,221,546
Farm		1,990,931	351,896	661,373	4,090,629
Marine		750,432	119,948	225,437	1,378,950

Total	$958,702	16,974,044	3,286,328	6,176,507	36,504,192

December 31, 2003
Personal lines		5,308,934	304,705	3,709,929	11,076,454
Commercial lines		4,870,919	142,398	1,733,768	5,048,364
Farm		981,541	58,725	715,001	2,123,466
Marine		208,779	16,887	205,612	643,181

Total	$815,129	11,370,173	522,715	6,364,310	18,891,465

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31, 2005, 2004 and 2003

Schedule IV—Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
For the year ended December 31, 2005	$44,737,524	6,098,599	116,928	38,755,853	0.3%
For the year ended December 31, 2004	$40,834,262	13,801,235	162,963	27,195,990	0.6%
For the year ended December 31, 2003	36,836,028	18,878,480	140,999	18,098,547	0.8%

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31, 2005, 2004 and 2003

Schedule V—Allowance for Uncollectible Premiums

Allowance for Uncollectible Premiums	2005	2004	2003
Balance, January 1	$63,116	$78,129	$64,735
Additions	122,357	115,084	154,258
Deletions	(106,030)	(130,097)	(140,864)

Balance, December 31	$79,443	$63,116	$78,129