Form 10-Q
period 2006-03-31
FREMONT MICHIGAN INSURACORP INC
filed 2006-05-15
CIK 1271245

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK (No Par Value)	Number of Shares Outstanding as of May 9, 2006 862,128
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
Assets

Investments:
Fixed maturities available for sale, at fair value	$41,486,630	$41,644,429
Equity securities available for sale, at fair value	9,174,591	9,508,185
Mortgage loans on real estate from related parties	265,864	262,294

Total investments	50,927,085	51,414,908
Cash and cash equivalents	1,388,992	1,542,581
Receivable from sale of investments	342	330
Premiums due from policyholders, net	6,454,678	7,143,537
Amounts due from reinsurers	6,469,598	7,499,227
Accrued investment income	437,571	402,937
Deferred policy acquisition costs	2,825,620	3,092,618
Deferred federal income taxes	3,782,017	3,774,445
Property and equipment, net of accumulated depreciation	1,225,427	1,082,547
Other assets	8,484	7,497

	$73,519,814	$75,960,627

Liabilities and Stockholders’ Equity

Liabilities:
Losses and loss adjustment expenses	$18,966,988	$18,866,814
Unearned premiums	18,419,980	20,437,157
Reinsurance funds withheld and premiums ceded payable	15,698	1,026,340
Accrued expenses and other liabilities	5,793,481	6,903,968
Surplus notes	2,890,288	2,890,288

Total liabilities	46,086,435	50,124,567

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 862,128 shares issued and outstanding	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,562,067	7,550,304
Retained earnings	19,957,329	18,296,080
Accumulated other comprehensive income:
Net unrealized losses on investments, net of deferred federal income taxes	(86,017)	(10,324)

Total stockholders’ equity	27,433,379	25,836,060

Total liabilities and stockholders’ equity	$73,519,814	$75,960,627

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

	2006	2005
Revenues:
Net premiums earned	$9,553,595	$9,110,678
Net investment income	419,768	422,423
Net realized gains on investments	318,503	20,309
Other income, net	96,213	95,255

Total revenues	10,388,079	9,648,665

Expenses:
Losses and loss adjustment expenses, net	4,534,193	5,823,257
Policy acquisition and other underwriting expenses	3,308,146	3,038,855
Interest expense	76,663	77,606

Total expenses	7,919,002	8,939,718

Income before federal income tax expense	2,469,077	708,947

Federal income tax expense	807,828	236,550

Net income	$1,661,249	$472,397

Net income per common share
Basic	$1.93	$.55
Diluted	$1.90	$.55

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2006

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance, December 31, 2005	$—	$—	$—	$7,550,304	$18,296,080	$(10,324)	$25,836,060
Comprehensive income:
Net income					1,661,249		1,661,249
Net unrealized losses on investments, net of deferred federal income taxes						(75,693)	(75,693)

Total comprehensive income							1,585,556
Issuance of stock options				11,763			11,763

Balance, March 31, 2006	$—	$—	$—	$7,562,067	$19,957,329	$(86,017)	$27,433,379

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$1,661,249	$472,397
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	89,250	39,305
Deferred federal income taxes	31,421	—
Stock based compensation expense	11,763	9,500
Net realized gains on investments	(318,503)	(20,309)
Net amortization of premiums on investments	55,419	58,813
Changes in assets and liabilities:
Premiums due from policyholders	688,859	572,699
Amounts due from reinsurers	1,029,629	882,499
Accrued investment income	(34,634)	27,351
Deferred policy acquisition costs	266,998	317,261
Other assets	(987)	1,016
Losses and loss adjustment expenses	100,174	379,799
Unearned premiums	(2,017,177)	(1,964,782)
Reinsurance funds withheld and premiums ceded payable	(1,010,642)	(457,544)
Accrued expenses and other liabilities	(1,110,487)	(975,600)

Net cash used in operating activities	(557,668)	(657,595)

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	6,025,840	3,433,168
Proceeds from sales of equity investments	2,521,295	838,970
Purchases of fixed maturity investments	(6,407,839)	(4,011,987)
Purchases of equity investments	(1,499,504)	(2,769,664)
Decrease in receivable from investments	(12)	739,150
Repayment of mortgage loan on real estate from related party	—	970
Issuance of mortgage loan on real estate from related party	(3,571)	—
Purchase of property and equipment, net	(232,130)	(19,885)

Net cash provided by (used in) investing activities	404,079	(1,789,278)

Cash flows from financing activities:	—	—

Net decrease in cash and cash equivalents	(153,589)	(2,446,873)

Cash and cash equivalents, beginning of period	1,542,581	3,672,254

Cash and cash equivalents, end of period	$1,388,992	$1,225,381

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements for the interim periods included herein are unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123. This standard became effective for the Company as of January 1, 2006 and applies to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The adoption did not have a material effect on the consolidated financial statements as the Company already values stock options issued based upon a fair value method and recognizes the fair value as an expense over the period in which the options vest.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Comprehensive Income or Loss

The Company’s comprehensive income (loss) for the three months ended March 31, are as follows:

	2006	2005
Net income	$1,661,249	$472,397
Other comprehensive income:
Unrealized (loss) gain on investments arising during the period	203,817	(845,314)
Deferred income tax benefit (expense) of unrealized (loss) gain on investments arising during the period	(69,298)	287,407
Change in deferred tax valuation allowance	—	(287,407)

Unrealized (loss) gain on investments arising during the period, net of deferred income taxes and valuation allowance	134,519	(845,314)
Adjustment for pretax realized gains on investments included in net income	(318,503)	(20,309)
Deferred income tax expense of realized gains included in net income	108,291	6,905
Change in deferred tax valuation allowance	—	(6,905)

	(75,693)	(865,623)

Comprehensive income (loss)	$1,585,556	$(393,226)

4.	Income Per Share

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

	2006	2005
Numerator for basic and diluted net income per share:
Net income	$1,661,249	472,397

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	862,128	862,128
Effect of dilutive stock options	11,600	—

Denominator for diluted net income per share – adjusted weighted average shares outstanding	873,728	862,128

Basic net income per share	$1.93	$0.55
Diluted net income per share	$1.90	$0.55

5.	Segment Information

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

The Company does not allocate assets, net investment income, net realized gains on investments, other income (expense) or interest expense to its product lines. In addition, the Company does not separately identify depreciation expense related to the building by product line as such disclosure would be impracticable.

Segment data for the three months ended March 31 are as follows:

	2006	2005
Revenues:
Net premiums earned:
Personal lines	$6,198,978	$5,821,994
Commercial lines	1,937,864	1,929,594
Farm	1,024,541	1,007,827
Marine	392,212	351,263

Total net premiums earned	9,553,595	9,110,678

Expenses:
Loss and loss adjustment expenses:
Personal lines	2,938,461	3,802,084
Commercial lines	1,366,839	1,375,180
Farm	222,396	420,445
Marine	6,497	225,548

Total loss and loss adjustment expenses	4,534,193	5,823,257

Policy acquisition and other underwriting expenses:
Personal lines	2,146,535	1,941,919
Commercial lines	671,029	643,614
Farm	354,770	336,159
Marine	135,812	117,163

Total policy acquisition and other underwriting expenses	3,308,146	3,038,855

Underwriting gain (loss):
Personal lines	1,113,982	77,991
Commercial lines	(100,004)	(89,200)
Farm	447,375	251,223
Marine	249,903	8,552

Total underwriting gain	1,711,256	248,566

Net investment income	419,768	422,423
Net realized gains on investments	318,503	20,309
Other income, net	96,213	95,255
Interest expense	(76,663)	(77,606)

Income before federal income taxes	$2,469,077	$708,947

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

6.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three months ended March 31 are as follows:

	2006	2005
Components of net periodic benefit cost:
Service cost	$2,540	$5,212
Interest cost	25,096	29,410
Amortization of unrecognized prior service cost	(21,420)	(21,421)
Amortization of unrecognized net actuarial loss	5,290	9,374

Net periodic benefit cost	$11,506	$22,575

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the three months ended March 31, 2006 the Company has made contributions to the plan of approximately $7,000. During 2006, the Company expects to contribute a total of $54,000 to the plan to cover anticipated benefit payments.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to qualifying sponsors of retiree healthcare benefit plans. Based on the current structure of the Company’s plan for retirees as well as the retiree population the Company has determined that the Act will not have a material impact on the postretirement benefit obligation. Therefore, the valuation of the unfunded postretirement benefit obligation and the determination of the net postretirement benefit cost included in these financial statements do not reflect the effects of the Act on the plan.

7.	Reinsurance

Premiums earned are net of amounts ceded of $2,032,155 and $1,688,524 for the three months ended March 31, 2006 and 2005, respectively. Loss and loss adjustment expenses are net of amounts ceded of $478,162 and $717,311 for the three months ended March 31, 2006 and 2005, respectively.

Effective March 31, 2006, the Company entered into a commutation agreement with respect to the 2003 multi-line net account quota share reinsurance agreement. As a result of this commutation, the funds withheld account liability was reduced by approximately $1,053,000 offset by an increase to the loss and loss adjustment expense liability of the same amount. No gain or loss was realized as a result of this commutation.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

8.	Federal Income Taxes

The provision for income taxes for the three months ended March 31 consists of the following:

	Three Months Ended March 31,
	2006	2005
Current expense	$776,407	$236,550
Deferred expense	31,421	—

Total	$807,828	$236,550

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended March 31,
	2006		2005
Income before federal income taxes	$2,469,077		$708,947

Tax at statutory rate	839,486	34.0%	241,042	34.0%
Tax effect of :
Nontaxable investment income	(24,890)	(1.0%)	(3,545)	(0.5%)
Nondeductible expenses, net	3,666	0.1%	947	0.1%
Other, net	(10,434)	(0.4%)	(1,894)	(0.3%)

	$807,828	32.7%	$236,550	33.4%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of March 31, 2006 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $3,098,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for the deferred tax asset associated with these amounts.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2006 and December 31, 2005 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	March 31, 2006	December 31, 2005
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$483,930	$436,552
Unearned premium reserves	1,281,490	1,397,087
Realized losses on investments	—	37,323
Unrealized losses on investments	44,312	5,319
Postretirement benefits accrued	939,764	933,782
Net operating loss carryforward	2,742,271	2,742,271
Capital loss carryfoward	—	28,184
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	182,229	175,195

Total deferred federal income tax assets	6,031,693	6,113,410

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(993,997)	(1,067,663)
Property and equipment	(193,425)	(202,860)
Other deferred tax liabilities	(9,018)	(15,206)

Total deferred federal income tax liabilities	(1,196,440)	(1,285,729)

Net deferred federal income tax asset	4,835,253	4,827,681

Valuation allowance	(1,053,236)	(1,053,236)

Net deferred tax asset	$3,782,017	$3,774,445

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2005, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Fremont Michigan InsuraCorp, Inc. (the “Company” or the “Holding Company”) and Fremont Insurance Company (the “Insurance Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can find many of these statements by looking for words such as “believes,” “intends,” “expects,” “plans,” “anticipates,” “seeks,” “estimates,” “projects,” or similar expressions in this report. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 130 years. We market policies through approximately 170 independent insurance agencies. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIS”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of March 31, 2006, we had approximately 51,400 policies in force and assets of $73.5 million.

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

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three months ended March 31, 2006 and 2005. The Company’s fiscal year ends on December 31.

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

The policies relating to liabilities for loss and loss adjustment expenses, investments, policy acquisition costs, reinsurance and income taxes are those we believe to be most sensitive to estimates and judgments. These policies are more fully described below as well as in our 2005 Annual Report on Form 10-K. There have been no material changes to these policies during the most recent quarter.

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

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Reported losses
Personal	$5,256	$5,497
Commercial	3,335	2,642
Farm	1,040	1,444
Marine	592	770

	10,223	10,353

IBNR losses
Personal	4,055	3,870
Commercial	3,820	3,775
Farm	646	646
Marine	223	223

	8,744	8,514

Total
Personal	9,311	9,367
Commercial	7,155	6,417
Farm	1,686	2,090
Marine	815	993

	$18,967	$18,867

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of March 31, 2006 and December 31, 2005, was approximately $295,000 and $223,000, respectively.

Investments. Our investments are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies and asset-liability management strategies, among other reasons. Available for sale investments are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of stockholders’ equity, net of deferred taxes and any corresponding deferred tax asset valuation allowance.

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

Additionally, our impairment evaluation and recognition for interests in mortgage-backed/asset-backed securities is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on investments must be recognized if the fair value of the investment is less than both its book value and the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the investment and its fair value, is included in earnings as a realized loss in the period the impairment arose. As a result of this evaluation process, there were no impairment losses recorded in mortgage-backed/asset-backed securities during the three month period ended March 31, 2006 and 2005.

During the three months ended March 31, 2006 there were no investments that the Company determined to be other than temporarily impaired. During the three months ended March 31, 2005 the Company recognized approximately $99,000 in realized losses due to two equity investments that the Company deemed to be other than temporarily impaired. At March 31, 2006 and December 31, 2005 gross unrealized losses on available for sale investments were approximately $1,240,000 and $818,000, respectively. Management views the unrealized losses as being temporary.

Policy Acquisition Costs. We defer certain policy acquisition costs, which vary with, and are directly related to, the production of business. In our case, these deferred costs consist primarily of agent commissions net of ceding commissions and premium taxes. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premiums earned, related investment income, loss and loss adjustment expense and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected to be loss and loss adjustment expense, may require accelerated amortization of deferred policy acquisition costs. Deferred policy acquisition costs at March 31, 2006 and December 31, 2005 were approximately $2,826,000 and $3,093,000, respectively.

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

At March 31, 2006 and December 31, 2005, the Company’s recoverable from reinsurers was comprised of the following:

	March 31, 2006	December 31, 2005
Paid losses and LAE	$1,558,371	$1,353,467
Unpaid losses and LAE	4,707,273	5,933,469
Unearned premium	203,954	212,291

Amounts due from reinsurers	$6,469,598	$7,499,227

The effect of reinsurance on premiums written and earned for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006		2005
	Written	Earned	Written	Earned
Direct	$9,552,875	$11,563,921	$8,809,158	$10,765,913
Assumed	15,698	21,829	25,262	33,289
Ceded	(2,023,818)	(2,032,155)	(1,680,086)	(1,688,524)

Net premiums	$7,544,755	$9,553,595	$7,154,334	$9,110,678

Income Taxes. Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of March 31, 2006 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $1,053,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for these amounts.

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

Results of Operations – Three Months Ended March 31, 2006 and 2005

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended March 31, 2006 and 2005. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

	2006	2005	Change
			Dollar	Percentage
Underwriting gain (loss)
Personal	$1,113,982	$77,991	$1,035,991	1328.3%
Commercial	(100,004)	(89,200)	(10,804)	12.1%
Farm	447,375	251,223	196,152	78.1%
Marine	249,903	8,552	241,351	2822.2%

Total underwriting gain	1,711,256	248,566	1,462,690	588.5%
Other revenue (expense) items
Net investment income	419,768	422,423	(2,655)	(0.6%)
Net realized gains (losses) on investments	318,503	20,309	298,194	1468.3%
Other income	96,213	95,255	958	1.0%
Interest expense	(76,663)	(77,606)	943	(1.2%)

Total other revenue (expense) items	757,821	460,381	297,440	64.6%

Income before federal income taxes	2,469,077	708,947	1,760,130	248.3%
Federal income tax expense	(807,828)	(236,550)	(571,278)	241.5%

Net income	$1,661,249	$472,397	$1,188,852	251.7%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended March 31, 2006 and 2005.

	2006	2005	Change	% Change
Direct premiums written	$9,552,875	$8,809,158	$743,717	8.4%

Net premiums written	$7,544,755	$7,154,334	$390,421	5.5%

Net premiums earned	$9,553,595	$9,110,678	$442,917	4.9%
Loss and LAE	4,534,193	5,823,257	(1,289,064)	(22.1%)
Policy acquisition and other underwriting expenses	3,308,146	3,038,855	269,291	8.9%

Underwriting gain (loss)	$1,711,256	$248,566	$1,462,690	588.5%

Loss and LAE ratio	47.5%	63.9%	(16.5%)
Policy acquisition and other underwriting expense ratio	34.6%	33.4%	1.3%
Combined ratio	82.1%	97.3%	(15.2%)

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

Direct premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2006	2005	$ Change	% Change
Direct Premiums Written:
Personal	$6,097,335	$5,560,750	$536,585	9.6%
Commercial	2,115,247	1,998,279	116,968	5.9%
Farm	1,047,755	997,261	50,494	5.1%
Marine	292,538	252,868	39,670	15.7%

	$9,552,875	$8,809,158	$743,717	8.4%

The Michigan market continues to remain soft in both personal and commercial lines. Even with the softness of the market, we were able to continue to increase direct premiums written in all segments. Direct premiums written for the personal segment increased 9.6%, primarily driven by an increase of 18.1% in premiums written for the automobile line of business in addition to a 3.4% increase in the homeowners line of business. While new business premium for the personal segment was flat, renewal premiums were up 11.5%. The commercial segment’s direct premiums written increased 5.9% as underwriting actions taken in the prior two years are no longer impacting the results. New business premium for the commercial segment was down 22.2%, primarily driven by the soft market, however this was offset by an increase of 12.4% in renewal premiums. Farm direct premiums written increased 5.1% with new business premium down 6.8% while renewal premiums increased 6.0%. Direct written premium for the marine segment increased 15.7%, with new business premiums down 15.2%, but renewal premiums increasing 23.7%.

Net premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2006	2005	$ Change	% Change
Net Premiums Written:
Personal	$4,716,637	$4,419,274	$297,363	6.7%
Commercial	1,716,146	1,662,092	54,054	3.3%
Farm	865,590	853,265	12,325	1.4%
Marine	246,382	219,703	26,679	12.1%

	$7,544,755	$7,154,334	$390,421	5.5%

Net premiums written increased approximately $390,000 due to the overall increase in direct premiums written of $744,000 offset by an increase of $354,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended March 31 are presented in the table below:

	2006	2005	$ Change	% Change
Net Premiums Earned:
Personal	$6,198,978	$5,821,994	$376,984	6.5%
Commercial	1,937,864	1,929,594	8,270	0.4%
Farm	1,024,541	1,007,827	16,714	1.7%
Marine	392,212	351,263	40,949	11.7%

	$9,553,595	$9,110,678	$442,917	4.9%

Net premiums earned increased $798,000 as a result of overall volume growth offset by an increase of $355,000 in ceded premiums written under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended March 31 are shown in the tables below:

	2006	2005	$ Change	% Change
Loss and LAE:
Personal	$2,938,461	$3,802,084	$(863,623)	(22.7%)
Commercial	1,366,839	1,375,180	(8,341)	(0.6%)
Farm	222,396	420,445	(198,049)	(47.1%)
Marine	6,497	225,548	(219,051)	(97.1%)

	$4,534,193	$5,823,257	$(1,289,064)	(22.1%)

Incurred Claim Count:
Personal	1,371	1,177	194	16.5%
Commercial	163	176	(13)	(7.4%)
Farm	91	74	17	23.0%
Marine	29	19	10	52.6%

	1,654	1,446	208	14.4%

Average Loss and LAE per Claim:
Personal	$2,143	$3,230	$(1,087)	(33.7%)
Commercial	8,386	7,814	572	7.3%
Farm	2,444	5,682	(3,238)	(57.0%)
Marine	224	11,871	(11,647)	(98.1%)

	$2,741	$4,027	$(1,286)	(31.9%)

Loss and LAE Ratio:
Personal	47.4%	65.1%
Commercial	70.5%	71.1%
Farm	21.7%	41.6%
Marine	1.7%	64.1%

	47.5%	63.9%

The decline in loss and LAE of approximately $864,000 for the personal segment is due to a decline in claim severity experienced primarily in the homeowners and personal auto product lines. Despite an increase in the claim counts for both product lines a decline in severity was experienced for the three months ended March 31, 2006. The personal segment’s loss ratio declined as a result of both a decline in claim severity coupled with growth in net premium earned during the period. The loss and LAE for the commercial segment was consistent with the loss experience during the three months ended March 31, 2005. The small decline in claim frequency during the period was offset by an increase in severity which caused the loss and LAE ratio to remain relatively consistent with the ratio for prior year period. Both the farm and marine segments experienced a decline in claim severity during the three months ended March 31, 2006. Although frequency increased for both segments the losses experienced during this period were not as significant as those experienced in the prior year period. The decline in the marine segment’s loss and LAE was also due to redundant development on several individual claims which were either closed with no payment or settled for less than the initial loss estimate.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended March 31 were as follows:

	2006	2005	Change	% Change
Amortization of deferred policy acquisition costs	$1,674,555	$1,497,797	$176,758	11.8%
Other underwriting expenses	1,633,591	1,541,058	92,533	6.0%

Total policy acquisition and other underwriting expenses	$3,308,146	$3,038,855	$269,291	8.9%

Net premiums earned	$9,553,595	$9,110,678	$442,917	4.9%

Expense ratio	34.6%	33.4%	1.3%

Amortization of deferred policy acquisition costs increased during the period in 2006 as compared to the same period in 2005 as a result of increased earned premium volume coupled with an increase in the premium tax component of deferred policy acquisition costs. The expense ratio, defined as the ratio of policy acquisition and other underwriting expenses to net earned premium, increased from 33.4% in 2005 to 34.6% in the 2006 quarter. The increase is due to growth in salaries and wages, expenses associated with surveys and inspections as well as an increase in depreciation on equipment.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the three months ended March 31 are as follows:

	2006	2005	Change	% Change
Gross investment income	$499,860	$479,863	$19,997	4.2%
Less: Investment expenses	(80,092)	(57,440)	(22,652)	39.4%

Net investment income	$419,768	$422,423	$(2,655)	(0.6%)

Average invested assets (amortized cost basis)	$52,644,105	$45,732,166	$6,911,939	15.1%

Rate of return on average invested assets	3.2%	3.7%	(0.5%)

Gross investment income increased $36,000 from fixed maturities and $11,000 from cash and cash equivalents while investment income from equities decreased $27,000 resulting in a total increase in gross investment income of $20,000. The increase in income from the fixed maturity portfolio is due to three factors. The tax-equivalent book yield on fixed maturities has been maintained constant at 4.54% during the three months ended March 31, 2006 and 2005. This was accomplished despite shortening the portfolio’s effective duration by over 1.5 years during that time. The effective duration of the fixed maturity portfolio was: 3.72 years as of March 31, 2006, 3.92 years as of December 31, 2005, 5.33 years as of March 31, 2005 and 4.96 years as of December 31, 2004. The fixed maturity portfolio duration was reduced in an effort to remove some of the interest rate risk present and minimize unrealized losses to the portfolio brought on by an increase in market-wide interest rates. The Company took advantage of the attractive tax-equivalent yields available in the intermediate and long-term portion of the tax –exempt municipal (states and political subdivision) sector, offsetting the otherwise adverse book yield impact of reducing duration. Furthermore, reinvested cash flows from payments, maturities and corporate actions were redeployed into a higher yield environment, as short and intermediate yields rose substantially over the course of 2005 and the beginning of 2006. And finally, the fixed maturity portfolio book value increased approximately $4.42 million between March 31, 2005 and 2006. This was the result of direct cash contributions to the portfolio as well as reinvestment of investment income. This increase in the fixed maturity portfolios asset base increased the income generating capacity of the portfolio. The increase in investment income from cash and cash equivalents is due to higher interest rates coupled with the fact that the Company held a higher balance of cash and cash equivalents during the three months ended March 31, 2006 compared to the same period in 2005. The decrease in investment income from the equity portfolio is largely driven by the shift within the portfolio from holding common and preferred stocks to holding mutual funds. Whereas common and preferred stocks typically provided quarterly dividend payments mutual funds do not provide dividend payments as frequently.

Investment expenses increased $23,000 during the three months ended March 31, 2006 as compared to the same period in 2005. The increase is a result of increased advisory fees due to the growth in invested assets coupled with an increase in operating expenses allocable to investment activities. The average invested asset balance (amortized cost basis), including cash and cash equivalents, increased $6.9 million primarily as a result of cash provided by operations from April 2005 through March 2006 which was placed into the investment portfolio. As a result of the aforementioned items the annualized rate of return on average invested assets decreased to 3.2% for the three months ended March 31, 2006 from 3.7% for the same period in 2005.

During the three months ended March 31, 2006 the Company realized a net gain on the sale of fixed maturity and equity securities of approximately $13,000 and $305,000, respectively, for a total net realized gain of approximately $318,000. During the same period in 2005 the Company had a net realized gain of $20,000. The increase in the net realized gains from equity sales is due to the continuation of the Company’s strategy to shift the equity portfolio from common and preferred stocks to mutual funds. During 2005 the Company began to liquidate its holdings in common and preferred stocks and move those funds into mutual funds. This is being done in order to reduce the volatility associated with holding individual stocks. At March 31, 2006 the Company holds one common stock security while the remaining equity portfolio is invested in mutual funds.

Interest Expense. Interest expense decreased $1,000 during the three months ended March 31, 2006 as compared to the same period in 2005. The small decrease is due to the decline in the quota share funds withheld account balance. The quota share reinsurance contract was structured on a funds withheld basis and requires the Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the three months ended March 31, 2006 and 2005 the Company recorded income tax expense of approximately $808,000 and $237,000, respectively. The increase is due to the growth in pre-tax income in the 2006 period compared to the prior year period. The effective tax rate for the three months ended March 31, 2006 was 32.7% which is less than the statutory rate of 34% primarily due to nontaxable investment income generated during the period.

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

Cash flow used in operations was $558,000 and $658,000 for the three months ended March 31, 2006 and 2005, respectively, a decrease of $100,000. During the three months ended March 31, 2006 as compared to the same period in 2005, net premiums collected increased $873,000, net loss and LAE payments decreased $129,000, policy acquisition and other underwriting expenses paid decreased $189,000 and federal income taxes paid increased $1,190,000. During the three months ended March 31, 2006, net cash used under the quota share funds withheld account decreased $168,000 from the same period in 2005. Other cash used in operations increased $69,000 during the three months ended March 31, 2006 compared to the same period in 2005.

During the three months ended March 31, 2006 cash flow provided by investing activities was $404,000 while during the same period in 2005 cash flow used in investing activities was $1,789,000. The shift in cash flow from investing activities is due to the higher cash balance on hand as of the beginning of the three month period ended March 31, 2005. At the beginning of 2005 the Company had cash on hand of approximately $3.6 million, a portion of which was invested into the portfolio during the three months ended March 31, 2005.

Our debt structure consists of Series B Surplus Notes which carry a 7 percent interest rate and mature on September 30, 2007. At March 31, 2006 and December 31, 2005, there were $2,890,000 Series B Surplus Notes outstanding.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies	$8,354,607	$—	$165,872	$8,188,735
States and political subdivisions	7,630,743	—	183,832	7,446,911
Corporate securities	14,137,583	—	510,990	13,626,593
Mortgage-backed securities	12,578,471	1,767	355,847	12,224,391

	42,701,404	1,767	1,216,541	41,486,630

Common stocks and mutual funds	8,090,146	1,107,945	23,500	9,174,591

Total	$50,791,550	$1,109,712	$1,240,041	$50,661,221

	December 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,598,104	$2,977	$97,817	$7,503,264
States and political subdivisions	7,645,905	35	97,858	7,548,082
Corporate securities	15,101,502	34,317	323,027	14,812,792
Mortgage-backed securities	12,016,345	3,358	239,412	11,780,291

	42,361,856	40,687	758,114	41,644,429

Preferred stocks	426,200	—	5,600	420,600
Common stocks and mutual funds	8,380,201	761,894	54,510	9,087,585

	8,806,401	761,894	60,110	9,508,185

Total	$51,168,257	$802,581	$818,224	$51,152,614

At March 31, 2006, corporate securities accounted for 36% of our fixed maturity portfolio, mortgage backed securities were 28%, states and political subdivisions were 18% and U. S. government and government agency bonds were 18%. At March 31, 2006, our equity portfolio had a 100% concentration in the U.S. industrial and miscellaneous sector.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at March 31, 2006 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at March 31, 2006 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at March 31, 2006 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,306,108	$54,433	$2,882,627	$111,439	$8,188,735	$165,872
States and political subdivisions	7,446,911	183,832	—	—	7,446,911	183,832
Corporate securities	7,093,798	179,282	6,532,796	331,708	13,626,594	510,990
Mortgage-backed securities	3,650,290	80,040	7,109,730	275,807	10,760,020	355,847

	23,497,107	497,587	16,525,153	718,954	40,022,260	1,216,541

Common stocks and mutual funds	503,123	23,500	—	—	503,123	23,500

	503,123	23,500	—	—	503,123	23,500

Total	$24,000,230	$521,087	$16,525,153	$718,954	$40,525,383	$1,240,041

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the three months ended March 31, 2006.

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

Interest Rate Risk. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Therefore, an adverse change in market prices of these securities would result in unrealized losses reflected in the balance sheet. As a result of the rising interest rate environment the portfolio duration has been reduced over the last 12 months in an effort to remove some of the interest rate risk present and minimize unrealized losses to the fixed maturity portfolio brought on by an increase in market-wide interest rates. Although the reduction in duration is expected to reduce the overall interest rate risk associated with our fixed maturity portfolio, it will also likely decrease future investment income. If interest rates continue to rise, however, unrealized losses in the fixed maturity portfolio are expected to be smaller because of the shortened duration position.

The change in the fixed maturity portfolio’s net unrealized loss from $717,000 at December 31, 2005 to a net unrealized loss of $1,215,000 at March 31, 2006 is due to increasing interest rates during the period. During the three months ended March 31, 2006 the yields on the 2, 5 and 10 year treasuries increased ..42, .46 and .46 basis points, respectively.

The following table shows the effects of a change in interest rate on the fair value of our fixed maturity investment portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rates. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$38,319	$(3,168)
1%	39,915	(1,572)
0	41,487	—
-1%	43,034	1,547
-2%	44,557	3,070

Credit Risk. At March 31, 2006, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA+ and an average duration of 3.72 years.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 6. EXHIBITS.

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

FREMONT MICHIGAN INSURACORP, INC.

Date: May 15, 2006	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)