Form 10-Q
period 2006-06-30
FREMONT MICHIGAN INSURACORP INC
filed 2006-08-10
CIK 1271245

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of July 28, 2006
COMMON STOCK (No Par Value)	862,128
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	June 30, 2006	December 31, 2005
Assets
Investments:
Fixed maturities available for sale, at fair value	$40,961,654	$41,644,429
Equity securities available for sale, at fair value	10,049,434	9,508,185
Mortgage loans on real estate from related parties	264,616	262,294

Total investments	51,275,704	51,414,908
Cash and cash equivalents	5,466,914	1,542,581
Premiums due from policyholders, net	7,226,531	7,143,537
Amounts due from reinsurers	6,096,962	7,499,227
Accrued investment income	402,467	402,937
Deferred policy acquisition costs	3,019,119	3,092,618
Deferred federal income taxes	3,848,229	3,774,445
Property and equipment, net of accumulated depreciation	1,345,425	1,082,547
Other assets	94,045	7,827

	$78,775,396	$75,960,627

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$19,954,016	$18,866,814
Unearned premiums	19,801,802	20,437,157
Reinsurance funds withheld and premiums ceded payable	45,258	1,026,340
Accrued expenses and other liabilities	7,515,974	6,903,968
Surplus notes	2,890,288	2,890,288

Total liabilities	50,207,338	50,124,567

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 862,128 shares issued and outstanding	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,573,831	7,550,304
Retained earnings	21,377,750	18,296,080
Accumulated other comprehensive loss:
Net unrealized losses on investments, net of deferred federal income taxes	(383,523)	(10,324)

Total stockholders’ equity	28,568,058	25,836,060

Total liabilities and stockholders’ equity	$78,775,396	$75,960,627

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned	$9,677,745	$9,311,489	$19,231,340	$18,422,167
Net investment income	425,698	424,812	845,466	847,235
Net realized gains (losses) on investments	(22,792)	362,111	295,711	382,420
Other income, net	102,038	98,656	198,251	193,911

Total revenues	10,182,689	10,197,068	20,570,768	19,845,733

Expenses:
Losses and loss adjustment expenses, net	4,645,431	5,189,001	9,179,624	11,012,258
Policy acquisition and other underwriting expenses	3,360,114	3,520,055	6,668,260	6,558,910
Interest expense	50,580	77,435	127,243	155,041

Total expenses	8,056,125	8,786,491	15,975,127	17,726,209

Income before federal income tax expense	2,126,564	1,410,577	4,595,641	2,119,524
Federal income tax expense	706,143	471,172	1,513,971	707,722

Net income	$1,420,421	$939,405	$3,081,670	$1,411,802

Net income per common share
Basic	$1.65	$1.09	$3.57	$1.64
Diluted	$1.62	$1.09	$3.51	$1.64

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Class A	Class B
Balance, December 31, 2005	$—	$—	$—	$7,550,304	$18,296,080	$(10,324)	$25,836,060
Comprehensive income:
Net income					3,081,670		3,081,670
Net unrealized losses on investments, net of taxes						(373,199)	(373,199)

Total comprehensive income							2,708,471
Issuance of stock options				23,527			23,527

Balance, June 30, 2006	$—	$—	$—	$7,573,831	$21,377,750	$(383,523)	$28,568,058

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,081,670	$1,411,802
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	178,500	78,610
Deferred federal income taxes	118,470	—
Stock based compensation expense	23,527	19,000
Net realized (gains) losses on investments	(295,711)	(382,420)
Net amortization of premiums on investments	110,030	118,780
Changes in assets and liabilities:
Premiums due from policyholders	(82,994)	(29,864)
Amounts due from reinsurers	1,402,265	1,693,293
Accrued investment income	470	35,877
Deferred policy acquisition costs	73,499	221,971
Other assets	(86,218)	863
Losses and loss adjustment expenses	1,087,202	1,357,976
Unearned premiums	(635,355)	(649,198)
Reinsurance funds withheld and premiums ceded payable	(981,082)	(542,587)
Accrued expenses and other liabilities	612,006	(157,114)

Net cash provided by operating activities	4,606,279	3,176,989

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	4,435,531	17,582,412
Proceeds from sales of equity investments	2,779,562	1,426,295
Purchases of fixed maturity investments	(4,688,657)	(18,845,645)
Purchases of equity investments	(2,764,682)	(4,277,037)
Decrease in receivable from investments	—	739,150
Repayment of mortgage loan on real estate from related party	—	1,954
Issuance of mortgage loan on real estate from related party	(2,322)	(130,000)
Purchase of equipment, net	(441,378)	(50,295)

Net cash used in investing activities	(681,946)	(3,553,166)

Cash flows from financing activities:	—	—

Net change in cash and cash equivalents	3,924,333	(376,177)
Cash and cash equivalents, beginning of period	1,542,581	3,672,254

Cash and cash equivalents, end of period	$5,466,914	$3,296,077

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

Fremont Michigan InsuraCorp, Inc. and subsidiary (collectively, the “Company”) includes Fremont Michigan InsuraCorp, Inc. (“FMIC”) and its wholly owned subsidiary Fremont Insurance Company (“FIC”). FIC is a Michigan licensed property and casualty insurance company operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents.

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

2.	Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123. This standard became effective for the Company as of January 1, 2006 and applies to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The adoption did not have a material effect on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Comprehensive Income or Loss

The Company’s comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,420,421	$939,405	$3,081,670	$1,411,802
Other comprehensive income:
Unrealized (loss) gain on investments arising during the period	(473,559)	1,017,683	(269,742)	172,369
Deferred income tax benefit (expense) of unrealized (loss) gain on investments arising during the period	161,010	(346,012)	91,712	(58,605)
Change in deferred tax valuation allowance	—	346,012	—	58,605

Unrealized (loss) gain on investments arising during the period, net of deferred income taxes and valuation allowance	(312,549)	1,017,683	(178,030)	172,369
Adjustment for pretax realized (gains) losses on investments included in net income (loss)	22,792	(362,111)	(295,711)	(382,420)
Deferred income tax expense (benefit) of realized gains included in net income (loss)	(7,749)	123,118	100,542	130,023
Change in deferred tax valuation allowance	—	(123,118)	—	(130,023)

	(297,506)	655,572	(373,199)	(210,051)

Comprehensive income	$1,122,915	$1,594,977	$2,708,471	$1,201,751

4.	Income Per Share

Basic net income per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding. The computation of basic and diluted net income per share for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted net income per share:
Net income	$1,420,421	$939,405	$3,081,670	$1,411,802

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	862,128	862,128	862,128	862,128
Effect of dilutive stock options	16,717	2,143	14,608	621

Denominator for diluted net income per share – adjusted weighted average shares outstanding	878,845	864,271	876,736	862,749

Basic net income per share	$1.65	$1.09	$3.57	$1.64
Diluted net income per share	$1.62	$1.09	$3.51	$1.64

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

5.	Segment Information

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

The Company evaluates product line profitability based on underwriting gain (loss). Certain expenses are allocated based on net premiums earned and net losses incurred. Underwriting gain (loss) by product line would change if different methods were applied. The Company does not allocate assets, net investment income, net realized gains (losses) on investments, other income (expense) or interest expense to its product lines. In addition, the Company does not separately identify depreciation expense related to the building by product line and such disclosure would be impracticable.

Segment data for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned:
Personal lines	$6,348,157	$5,993,618	$12,547,135	$11,815,612
Commercial lines	1,912,368	1,938,826	3,850,232	3,868,420
Farm	1,064,852	1,049,685	2,089,393	2,057,512
Marine	352,368	329,360	744,580	680,623

Total net premiums earned	9,677,745	9,311,489	19,231,340	18,422,167

Expenses:
Loss and loss adjustment expenses:
Personal lines	3,290,776	3,121,193	6,229,237	6,923,277
Commercial lines	762,595	1,311,178	2,129,434	2,686,358
Farm	320,890	390,780	543,286	811,225
Marine	271,170	365,850	277,667	591,398

Total loss and loss adjustment expenses	4,645,431	5,189,001	9,179,624	11,012,258

Policy acquisition and other underwriting expenses:
Personal lines	2,204,049	2,264,837	4,350,584	4,206,756
Commercial lines	663,998	733,673	1,335,027	1,377,287
Farm	369,704	396,384	724,474	732,543
Marine	122,363	125,161	258,175	242,324

Total policy acquisition and other underwriting expenses	3,360,114	3,520,055	6,668,260	6,558,910

Underwriting gain (loss):
Personal lines	853,332	607,588	1,967,314	685,579
Commercial lines	485,775	(106,025)	385,771	(195,225)
Farm	374,258	262,521	821,633	513,744
Marine	(41,165)	(161,651)	208,738	(153,099)

Total underwriting gain	1,672,200	602,433	3,383,456	850,999
Net investment income	425,698	424,812	845,466	847,235
Net realized gains (losses) on investments	(22,792)	362,111	295,711	382,420
Other income, net	102,038	98,656	198,251	193,911
Interest expense	(50,580)	(77,435)	(127,243)	(155,041)

Income before federal income taxes	$2,126,564	$1,410,577	$4,595,641	$2,119,524

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

6.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$2,539	$5,211	$5,079	$10,423
Interest cost	25,097	29,410	50,193	58,820
Amortization of unrecognized prior service cost	(21,421)	(21,420)	(42,841)	(42,841)
Amortization of unrecognized net actuarial loss	5,291	9,375	10,581	18,748

Net periodic benefit cost	$11,506	$22,576	$23,012	$45,150

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the six months ended June 30, 2006 the Company has made contributions to the plan of approximately $56,000. During 2006, the Company expects to contribute a total of $65,000 to the plan to cover anticipated benefit payments.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare as well as a federal subsidy to qualifying sponsors of retiree healthcare benefit plans. The Company has determined that the Act will not have a material impact on the postretirement benefit obligation. Therefore, the valuation of the unfunded postretirement benefit obligation and the determination of the net postretirement benefit cost included in these financial statements do not reflect the effects of the Act on the plan.

7.	Reinsurance

Amounts ceded under the Company’s reinsurance agreements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ceded premiums earned	$2,172,726	$1,817,329	$4,204,881	$3,505,853
Ceded loss and loss adjustment expense	$821,293	$308,357	$1,299,455	$1,025,668

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

8.	Federal Income Taxes

The provision for income taxes for the three and six months ended June 30 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Current expense	$619,095	$471,172	$1,395,502	$707,722
Deferred expense	87,048	—	118,469	—

Total	$706,143	$471,172	$1,513,971	$707,722

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Income before federal income taxes	$2,126,564		$1,410,577		$4,595,641		$2,119,524

Tax at statutory rate	723,032	34.0%	479,596	34.0%	1,562,518	34.0%	720,638	34.0%
Tax effect of:
Nontaxable investment income	(22,234)	(1.0%)	(16,802)	(1.2%)	(47,124)	(1.0%)	(20,347)	(1.0%)
Nondeductible expenses, net	1,774	—	6,471	0.5%	5,440	0.1%	7,418	0.4%
Other, net	3,571	0.2%	1,907	0.1%	(6,863)	(0.2%)	13	—

Federal income tax expense	$706,143	33.2%	$471,172	33.4%	$1,513,971	32.9%	$707,722	33.4%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of June 30, 2006 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $3,098,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for the deferred tax asset associated with these amounts.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2006 and December 31, 2005 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	June 30, 2006	December 31, 2005
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$508,646	$436,552
Unearned premium reserves	1,374,279	1,397,087
Realized losses on investments	—	37,323
Unrealized losses on investments	197,573	5,319
Postretirement benefits accrued	931,572	933,782
Net operating loss carryforward	2,634,446	2,742,271
Capital loss carryforward	—	28,184
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	161,390	175,195

Total deferred federal income tax assets	6,165,603	6,113,410

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,059,672)	(1,067,663)
Property and equipment	(194,021)	(202,860)
Other deferred tax liabilities	(10,445)	(15,206)

Total deferred federal income tax liabilities	(1,264,138)	(1,285,729)

Net deferred federal income tax asset	4,901,465	4,827,681
Valuation allowance	(1,053,236)	(1,053,236)

Net deferred tax asset	$3,848,229	$3,774,445

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 130 years. We market policies through approximately 170 independent insurance agencies. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIS”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of June 30, 2006, we had approximately 52,200 policies in force and assets of $78.8 million.

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

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and six month periods ended June 30, 2006 and 2005. The Company’s fiscal year ends on December 31.

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

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Reported losses
Personal	$5,362	$5,497
Commercial	3,769	2,642
Farm	1,002	1,444
Marine	852	770

	10,985	10,353

IBNR losses
Personal	4,235	3,870
Commercial	3,865	3,775
Farm	646	646
Marine	223	223

	8,969	8,514

Total
Personal	9,597	9,367
Commercial	7,634	6,417
Farm	1,648	2,090
Marine	1,075	993

	$19,954	$18,867

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of June 30, 2006 and December 31, 2005, was approximately $342,000 and $223,000, respectively.

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

Additionally, our impairment evaluation and recognition for interests in mortgage-backed/asset-backed securities is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on investments must be recognized if the fair value of the investment is less than both its book value and the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the investment and its fair value, is included in earnings as a realized loss in the period the impairment arose. As a result of this evaluation process, there were no impairment losses recorded in mortgage-backed/asset-backed securities during the three and six month periods ended June 30, 2006 and 2005.

During the six months ended June 30, 2006 there were no investments that the Company determined to be other than temporarily impaired. During the six months ended June 30, 2005 the Company recognized approximately $99,000 in realized losses due to two equity investments that the Company deemed to be other than temporarily impaired. At June 30, 2006 and December 31, 2005 gross unrealized losses on available for sale investments, which were not impaired, were approximately $1,580,000 and $818,000, respectively. Management views the unrealized losses as being temporary.

Policy Acquisition Costs. We defer certain policy acquisition costs, which vary with, and are directly related to, the production of business. In our case, these deferred costs consist of agent commissions net of ceding commissions and premium taxes. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premiums earned, related investment income, loss and loss adjustment expense and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected to be loss and loss adjustment expense, may require accelerated amortization of deferred policy acquisition costs. Deferred policy acquisition costs at June 30, 2006 and December 31, 2005 were approximately $3,019,000 and $3,093,000, respectively.

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

At June 30, 2006 and December 31, 2005, the Company’s recoverable from reinsurers was comprised of the following:

	June 30, 2006	December 31, 2005
Paid losses and LAE	$911,639	$1,353,467
Unpaid losses and LAE	4,966,373	5,933,469
Unearned premium	218,950	212,291

Amounts due from reinsurers	$6,096,962	$7,499,227

The effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,
	2006		2005
	Written	Earned	Written	Earned
Direct	$13,221,896	$11,837,374	$12,432,850	$11,109,975
Assumed	10,397	13,097	11,552	18,843
Ceded	(2,187,722)	(2,172,726)	(1,831,245)	(1,817,329)

Net premiums	$11,044,571	$9,677,745	$10,613,157	$9,311,489

	Six Months Ended June 30,
	2006		2005
	Written	Earned	Written	Earned
Direct	$22,774,771	$23,401,295	$21,242,008	$21,875,888
Assumed	26,095	34,926	36,814	52,132
Ceded	(4,211,540)	(4,204,881)	(3,511,331)	(3,505,853)

Net premiums	$18,589,326	$19,231,340	$17,767,491	$18,422,167

Income Taxes. Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of June 30, 2006 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $3,098,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for these amounts.

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

Results of Operations – Three Months Ended June 30, 2006 and 2005

The discussion that follows should be read in connection with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statement of operations for the three months ended June 30, 2006 and 2005. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2006	2005	Dollar	Percentage
Underwriting gain (loss)
Personal	$853,332	$607,588	$245,744	40.4%
Commercial	485,775	(106,025)	591,800	558.2%
Farm	374,258	262,521	111,737	42.6%
Marine	(41,165)	(161,651)	120,486	74.5%

Total underwriting gain (loss)	1,672,200	602,433	1,069,767	177.6%
Other revenue (expense) items
Net investment income	425,698	424,812	886	0.2%
Net realized gains (losses) on investments	(22,792)	362,111	(384,903)	(106.3%)
Other income	102,038	98,656	3,382	3.4%
Interest expense	(50,580)	(77,435)	(26,855)	(34.7%)

Total other revenue (expense) items	454,364	808,144	(353,780)	(43.8%)

Income before federal income taxes	2,126,564	1,410,577	715,987	50.8%
Federal income taxes	706,143	471,172	234,971	49.9%

Net income	$1,420,421	$939,405	$481,016	51.2%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended June 30, 2006 and 2005.

	2006	2005	Change	% Change
Direct premiums written	$13,221,896	$12,432,850	$789,046	6.3%

Net premiums written	$11,044,571	$10,613,157	$431,414	4.1%

Net premiums earned	$9,677,745	$9,311,489	$366,256	3.9%
Loss and LAE	4,645,431	5,189,001	(543,570)	(10.5%)
Policy acquisition and other underwriting expenses	3,360,114	3,520,055	(159,941)	(4.5%)

Underwriting gain (loss)	$1,672,200	$602,433	$1,069,767	177.6%

Loss and LAE ratio	48.0%	55.7%	(7.7%)
Policy acquisition and other underwriting expense ratio	34.7%	37.8%	(3.1%)
Combined ratio	82.7%	93.5%	(10.8%)

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

Direct premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2006	2005	$ Change	% Change
Direct Premiums Written:
Personal	$8,582,259	$7,783,615	$798,644	10.3%
Commercial	2,489,762	2,622,384	(132,622)	(5.1%)
Farm	1,293,216	1,242,375	50,841	4.1%
Marine	856,659	784,476	72,183	9.2%

	$13,221,896	$12,432,850	$789,046	6.3%

The Michigan market continues to remain soft in both personal and commercial lines. However, even with the softness of the market, we were able to continue to increase direct premiums written by 6.3% driven primarily by growth in our personal lines segment. Direct premiums written for the personal segment increased 10.3%, as a result of continued growth of 23.4% in the personal auto line in addition to a 2.8% increase in the homeowners line. New business premium for personal auto increased 66% while renewal business increased 17.5%. The Company continues to experience strong growth in personal auto as a result of targeting those policyholders with which the Company only writes the homeowners policy. In this situation the Company is able to provide a multi-policy discount when we write both the automobile and homeowner policies. Growth in the homeowners line remained flat during the quarter as a result of the soft market conditions which are expected to continue throughout the year.

The commercial segment’s direct premiums written decreased 5.1% as a result of a drop in premium from commercial package policies (CPP). CPP policies cover larger commercial exposures as opposed to a businessowner policy (BOP) which is geared more towards small to medium sized commercial exposures. During the quarter CPP premiums decreased 10.4% driven primarily by the competitive pricing pressure in Michigan. Given the Company’s underwriting philosophy of ensuring that a risk is appropriately priced, growth in the CPP product line will remain a challenge in the near term. Despite the continued pricing pressure, the Company experienced growth of 5.6% in the BOP product line. Growth in the BOP line is attributable to the Company’s roll out of its web-based rating portal called Fremont Complete coupled with a continued marketing focus on the BOP product line. Fremont Complete allows agents to quote and bind new policies through the Company’s website. BOP is the first product line available through Fremont Complete. The Company expects to roll out personal auto during the third quarter with the homeowners product line to follow.

Farm direct premiums written increased 4.1% with new business premium down 6.1% while renewal premiums increased 5.0%. Direct premiums written for the marine segment increased 9.2%, with new business premiums down 11.3%, but renewal premiums increasing 15.2%.

Net premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2006	2005	$ Change	% Change
Net Premiums Written:
Personal	$7,046,047	$6,558,115	$487,932	7.4%
Commercial	2,104,947	2,233,817	(128,870)	(5.8%)
Farm	1,139,553	1,116,728	22,825	2.0%
Marine	754,024	704,497	49,527	7.0%

	$11,044,571	$10,613,157	$431,414	4.1%

Net premiums written increased approximately $431,000 due to the overall increase in direct premiums written of $789,000 offset by growth in ceded premiums written under the Company’s reinsurance agreements of approximately $358,000.

Net premiums earned by major business segment for the three months ended June 30 are presented in the table below:

	2006	2005	$ Change	% Change
Net Premiums Earned:
Personal	$6,348,157	$5,993,618	$354,539	5.9%
Commercial	1,912,368	1,938,826	(26,458)	(1.4%)
Farm	1,064,852	1,049,685	15,167	1.4%
Marine	352,368	329,360	23,008	7.0%

	$9,677,745	$9,311,489	$366,256	3.9%

Net premiums earned increased $366,000 due to growth in direct premiums earned of $727,000 offset by an increase of $361,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended June 30 are shown in the tables below:

	2006	2005	$ Change	% Change
Loss and LAE:
Personal	$3,290,776	$3,121,193	$169,583	5.4%
Commercial	762,595	1,311,178	(548,583)	(41.8%)
Farm	320,890	390,780	(69,890)	(17.9%)
Marine	271,170	365,850	(94,680)	(25.9%)

	$4,645,431	$5,189,001	$(543,570)	(10.5%)

Incurred Claim Count:
Personal	1,299	1,207	92	7.6%
Commercial	158	166	(8)	(4.8%)
Farm	103	113	(10)	(8.8%)
Marine	54	64	(10)	(15.6%)

	1,614	1,550	64	4.1%

Average Loss and LAE per Claim:
Personal	$2,533	$2,586	$(53)	(2.0%)
Commercial	4,827	7,899	(3,072)	(38.9%)
Farm	3,115	3,458	(343)	(9.9%)
Marine	5,022	5,716	(695)	(12.2%)

	$2,878	$3,348	$(470)	(14.0%)

Loss and LAE Ratio:
Personal	51.8%	52.0%
Commercial	39.9%	67.6%
Farm	30.1%	37.2%
Marine	77.0%	111.0%

	48.0%	55.7%

Overall the Company experienced a decline in loss and LAE of $544,000 and a decrease in the loss and LAE ratio of 7.7 percentage points. The favorable experience is due to a drop in claim severity in all segments despite an increase in total claim counts during the period. The loss and LAE ratio was also positively affected by the growth in net premium earned.

The decline in loss and LAE of approximately $549,000 for the commercial segment is due to a decline in claim severity experienced primarily in the commercial package policy line and to a lesser extent a small decrease in overall claim frequency. Both the farm and marine segments experienced a decline in their loss and LAE ratios. The decrease is due to fewer large losses occurring during the current quarter compared to the same period in 2005.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended June 30 were as follows:

	2006	2005	Change	% Change
Amortization of deferred policy acquisition costs	$1,716,546	$1,601,467	$115,079	7.2%
Other underwriting expenses	1,643,568	1,918,588	(275,020)	(14.3%)

Total policy acquisition and other underwriting expenses	$3,360,114	$3,520,055	$(159,941)	(4.5%)

Net premiums earned	$9,677,745	$9,311,389	$366,356	3.9%

Expense ratio	34.7%	37.8%	(3.1%)

Amortization of deferred policy acquisition costs increased during the period in 2006 as compared to the same period in 2005 as a result of increased earned premium volume coupled with an increase in the premium tax component of deferred policy acquisition costs. Other underwriting expenses decreased 14.3% due to premium tax refunds received during the period on prior year amended returns, a decline in legal and auditing fees during the period compared to the prior year as well as a decline in assessments from the Michigan Basic Property Insurance Association.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the three months ended June 30 are as follows:

	2006	2005	Change	% Change
Gross investment income	$499,762	$493,223	$6,539	1.3%
Less: Investment expenses	74,064	68,411	5,653	8.3%

Net investment income	$425,698	$424,812	$886	0.2%

Average invested assets (amortized cost basis)	$54,819,896	$47,584,311	$7,235,585	15.2%

Rate of return on average invested assets	3.1%	3.6%	(0.5%)

Gross investment income increased $17,000 from fixed maturities and $17,000 from cash and cash equivalents while investment income from equities decreased $27,000 resulting in a total increase in gross investment income of $7,000. The increase in investment income from the fixed maturity portfolio was due to growth in fixed maturity invested assets which increased approximately 10% over the same time period. To a lesser extent, investment income from fixed maturities increased as a result of rising market interest rates from 2005 to 2006. As assets matured throughout the quarter, the Company was able to invest into higher yielding securities than those which had just matured. This incrementally increased the book yield of the portfolio, allowing the same portfolio to generate more income than in the previous year.

The increase in investment income from cash and cash equivalents is due to higher interest rates coupled with the fact that the Company held a higher balance of cash and cash equivalents during the three months ended June 30, 2006 compared to the same period in 2005. The decrease in investment income from the equity portfolio is largely driven by the shift within the portfolio from holding common and preferred stocks to holding mutual funds. Whereas common and preferred stocks typically provided quarterly dividend payments mutual funds do not provide dividend payments as frequently.

Investment expenses increased $6,000 during the three months ended June 30, 2006 as compared to the same period in 2005. The increase is a result of increased advisory fees due to the growth in invested assets coupled with an increase in operating expenses allocable to investment activities. The average invested asset balance (amortized cost basis), including cash and cash equivalents, increased $7.2 million primarily as a result of cash provided by operations from July 2005 through June 2006 which was placed into the investment portfolio.

During the three months ended June 30, 2006 the Company realized a net loss on the sale of equity securities of approximately $23,000. During the same period in 2005 the Company had a net realized gain of $100,000 on the sale of equity securities and a gain of $262,000 on the sale of fixed maturity securities. The decline in net realized gains is due to a drop in selling activity in the portfolio during the quarter. Beginning in 2005 and continuing through the end of the first quarter 2006 the Company shifted the holdings within the equity portfolio from common and preferred stocks to mutual funds. This was done in order to reduce the volatility associated with holding individual stocks. At June 30, 2006 the Company holds one common stock security while the remaining equity portfolio is invested in mutual funds. In addition, selling activity in the fixed maturity portfolio has dropped off given the decrease in fair values in the fixed maturity portfolio.

Interest Expense. Interest expense decreased from $77,000 to $51,000 for the three month period ended June 30, 2005 and 2006, respectively. The decrease is due to the fact that the Company is no longer incurring interest expense associated with the quota share funds withheld account balance. The quota share reinsurance contract, which was commuted as of March 31, 2006, was structured on a funds withheld basis and required the Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the three months ended June 30, 2006 the Company recorded income tax expense of approximately $706,000 resulting in an effective tax rate of 33.2%. The difference between the effective tax rate and the statutory tax rate of 34% is due primarily to non-taxable investment income. During the three months ended June 30, 2005 the Company recorded income tax expense of approximately $471,000 resulting in an effective tax rate of 33.4%. The difference between the effective tax rate and the statutory tax rate of 34% is due to non-taxable investment income and non-deductible expenses.

Results of Operations – Six Months Ended June 30, 2006 and 2005

The discussion that follows should be read in connection with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statement of operations for the six months ended June 30, 2006 and 2005. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2006	2005	Dollar	Percentage
Underwriting gain (loss)
Personal	$1,967,314	$685,579	$1,281,735	187.0%
Commercial	385,771	(195,225)	580,996	297.6%
Farm	821,633	513,744	307,889	59.9%
Marine	208,738	(153,099)	361,837	236.3%

Total underwriting gain (loss)	3,383,456	850,999	2,532,457	297.6%
Other revenue (expense) items
Net investment income	845,466	847,235	(1,769)	(0.2%)
Net realized gains (losses) on investments	295,711	382,420	(86,709)	(22.7%)
Other income	198,251	193,911	4,340	2.2%
Interest expense	(127,243)	(155,041)	(27,798)	(17.9%)

Total other revenue (expense) items	1,212,185	1,268,525	(56,340)	(4.4%)

Income before federal income taxes	4,595,641	2,119,524	2,476,117	116.8%
Federal income taxes	1,513,971	707,722	806,249	113.9%

Net income	$3,081,670	$1,411,802	$1,669,868	118.3%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the six months ended June 30, 2006 and 2005.

	2006	2005	Change	% Change
Direct premiums written	$22,774,771	$21,242,008	$1,532,763	7.2%

Net premiums written	$18,589,326	$17,767,491	$821,835	4.6%

Net premiums earned	$19,231,340	$18,422,167	$809,173	4.4%
Loss and LAE	9,179,624	11,012,258	(1,832,634)	(16.6%)
Policy acquisition and other underwriting expenses	6,668,260	6,558,910	109,350	1.7%

Underwriting gain (loss)	$3,383,456	$850,999	$2,532,457	297.6%

Loss and LAE ratio	47.7%	59.8%	(12.0%)
Policy acquisition and other underwriting expense ratio	34.7%	35.6%	(0.9%)
Combined ratio	82.4%	95.4%	(13.0%)

Premiums. Direct premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2006	2005	$ Change	% Change
Direct Premiums Written:
Personal	$14,679,594	$13,344,365	$1,335,229	10.0%
Commercial	4,605,009	4,620,663	(15,654)	(0.3%)
Farm	2,340,971	2,239,636	101,335	4.5%
Marine	1,149,197	1,037,344	111,853	10.8%

	$22,774,771	$21,242,008	$1,532,763	7.2%

The increase in direct premiums written of $1,533,000 or 7.2% is driven by continued growth in the personal auto product line within the personal segment. For the six months ended June 30, 2006 personal auto grew $1,139,000 or 20.9% over the same period in the prior year while the homeowners product line increased $202,000 or 3.0%. The commercial segment remained flat during the six month period due to the soft market, continued pricing pressure as well as an agency cancellation and underwriting actions taken in the prior year to non-renew larger commercial exposures deemed outside the Company’s target market. CPP premiums are down $131,000 or 5.7% however premiums from the BOP product line, which we are targeting and which offers the most growth potential in our target market, are up $122,000 or 9.6%. Beginning in April 2006 the Company rolled out its new web-basing rating portal called Fremont Complete which allows our agents to quote and bind policies. BOP is the first product line available on Fremont Complete and the Company expects to see increased growth as a result of the new web-based rating portal. Both the farm and marine segments have experienced increased premiums written driven primarily by an increase in renewal premiums offset by a reduction in new business as a result of the soft market.

Net premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2006	2005	$ Change	% Change
Net Premiums Written:
Personal	$11,762,684	$10,977,389	$785,295	7.2%
Commercial	3,821,093	3,895,909	(74,816)	(1.9%)
Farm	2,005,143	1,969,993	35,150	1.8%
Marine	1,000,406	924,200	76,206	8.2%

	$18,589,326	$17,767,491	$821,835	4.6%

Net premiums written increased $822,000 due to the overall increase in direct premiums written of $1,533,000 offset by growth in ceded premiums written under the Company’s reinsurance agreements of approximately $711,000.

Net premiums earned by major business segment for the six months ended June 30 are presented in the table below:

	2006	2005	$ Change	% Change
Net Premiums Earned:
Personal	$12,547,135	$11,815,612	$731,523	6.2%
Commercial	3,850,232	3,868,420	(18,188)	(0.5%)
Farm	2,089,393	2,057,512	31,881	1.5%
Marine	744,580	680,623	63,957	9.4%

	$19,231,340	$18,422,167	$809,173	4.4%

Net premiums earned increased $809,000 due to the overall increase in direct premiums earned of $1,525,000 offset by growth in ceded premiums earned under the Company’s reinsurance agreements of approximately $716,000.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the six months ended June 30 are shown in the tables below:

	2006	2005	$ Change	% Change
Loss and LAE:
Personal	$6,229,237	$6,923,277	$(694,040)	(10.0%)
Commercial	2,129,434	2,686,358	(556,924)	(20.7%)
Farm	543,286	811,225	(267,939)	(33.0%)
Marine	277,667	591,398	(313,731)	(53.0%)

	$9,179,624	$11,012,258	$(1,832,634)	(16.6%)

Incurred Claim Count:
Personal	2,415	2,149	266	12.4%
Commercial	250	288	(38)	(13.2%)
Farm	171	170	1	0.6%
Marine	77	73	4	5.5%

	2,913	2,680	233	8.7%

Average Loss and LAE per Claim:
Personal	$2,579	$3,222	$(642)	(19.9%)
Commercial	8,518	9,328	(810)	(8.7%)
Farm	3,177	4,772	(1,595)	(33.4%)
Marine	3,606	8,101	(4,495)	(55.5%)

	$3,151	$4,109	$(958)	(23.3%)

Loss and LAE Ratio:
Personal	49.6%	58.6%
Commercial	55.3%	69.4%
Farm	26.0%	39.4%
Marine	37.3%	86.9%

	47.7%	59.8%

Loss and LAE have decreased $1,833,000 or 16.6% for the six month period. The decline is due to a drop in claim severity across all segments despite an overall increase in claim frequency. The loss and LAE ratio also decreased due to the drop in severity coupled with an increase in net premiums earned for the period.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the six months ended June 30 were as follows:

	2006	2005	$ Change	% Change
Amortization of deferred policy acquisition costs	$3,391,101	$3,099,264	$291,837	9.4%
Other underwriting expenses	3,277,159	3,459,646	(182,487)	(5.3%)

Total policy acquisition and other underwriting expenses	$6,668,260	$6,558,910	$109,350	1.7%

Net premiums earned	$19,231,340	$18,422,067	$809,273	4.4%

Expense ratio	34.7%	35.6%	(0.9%)

Amortization of deferred policy acquisition costs increased during the period in 2006 as compared to the same period in 2005 as a result of increased earned premium volume coupled with an increase in the premium tax component of deferred policy acquisition costs. Other underwriting expenses decreased 5.3% due primarily to premium tax refunds received during the period on prior year amended returns as well as a decline in assessments from the Michigan Basic Property Insurance Association.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the six months ended June 30 are as follows:

	2006	2005	Change	% Change
Gross investment income	$999,622	$973,086	$26,536	2.7%
Less: Investment expenses	154,156	125,851	28,305	22.5%

Net investment income	$845,466	$847,235	$(1,769)	(0.2%)

Average invested assets (amortized cost basis)	$55,147,923	$47,359,628	$7,788,295	16.4%

Rate of return on average invested assets	3.1%	3.6%	(0.5%)

Gross investment income increased $53,000 from fixed maturities and $28,000 from cash and cash equivalents while investment income from equities decreased $54,000 resulting in a total increase in gross investment income of $27,000. The increase in investment income from the fixed maturity portfolio was due to growth in fixed maturity invested assets which increased approximately 11% over the same time period. In addition, investment income from fixed maturities increased as a result of rising market interest rates from 2005 to 2006.

The increase in investment income from cash and cash equivalents is due to higher interest rates coupled with the fact that the Company held a higher balance of cash and cash equivalents during the six months ended June 30, 2006 compared to the same period in 2005. The decrease in investment income from the equity portfolio is largely driven by the shift within the portfolio from holding common and preferred stocks to holding mutual funds. Whereas common and preferred stocks typically provided quarterly dividend payments mutual funds do not provide dividend payments as frequently.

Investment expenses increased $28,000 during the six months ended June 30, 2006 as compared to the same period in 2005. The increase is a result of increased advisory fees due to the growth in invested assets coupled with an increase in operating expenses allocable to investment activities. The average invested asset balance (amortized cost basis), including cash and cash equivalents, increased $7.8 million primarily as a result of cash provided by operations from July 2005 through June 2006 which was placed into the investment portfolio. As a result of the aforementioned items the annualized rate of return on average invested assets decreased to 3.1% for the six months ended June 30, 2006 from 3.6% for the same period in 2005.

During the six months ended June 30, 2006 the Company realized net gains on the sale of equity securities of approximately $283,000 and $13,000 on the sale of fixed maturities. During the same period in 2005 the Company had a net realized gain of $113,000 on the sale of equity securities and $269,000 on the sale of fixed maturity securities. Realized gains from the sale of equities increased during the period as the Company continued to shift funds out of common and preferred stocks and into mutual funds. The decline in net realized gains on the fixed maturity portfolio is due to a drop in selling activity in the portfolio during the period. During the six months ended June 30, 2005 the Company focused on reducing the duration in the fixed maturity portfolio in order to temper the fluctuations in the market value of the fixed maturity portfolio. This resulted in net realized gains on the sale of fixed maturity securities of $269,000 during the six months ended June 30, 2005.

Interest Expense. Interest expense decreased from $155,000 to $127,000 for the six month period ended June 30, 2005 and 2006, respectively. The decrease is due to the fact that the Company is no longer incurring interest expense associated with the quota share funds withheld account balance. The quota share reinsurance contract, which was commuted as of March 31, 2006, was structured on a funds withheld basis and required the Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the six months ended June 30, 2006 the Company recorded income tax expense of approximately $1,514,000 resulting in an effective tax rate of 32.9%. The difference between the effective tax rate and the statutory tax rate of 34% is due to non-taxable investment income. During the six months ended June 30, 2005 the Company recorded income tax expense of $708,000 resulting in an effective tax rate of 33.4%. The difference between the effective tax rate and the statutory tax rate of 34% is due to non-taxable investment income and non-deductible expenses.

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

Cash flow provided by operations was $4,606,000 and $3,177,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of $1,429,000. During the six months ended June 30, 2006 as compared to the same period in 2005 net premiums collected increased $1,398,000, net loss and LAE payments decreased $189,000, policy acquisition and other underwriting expenses paid decreased $1,193,000, net cash used under the quota share funds withheld account decreased $222,000 and income taxes paid increased $1,550,000. Other cash used in operations increased $23,000 during the six months ended June 30, 2006 compared to the same period in 2005.

Cash flow used in investing activities decreased $2,871,000 during the six months ended June 30, 2006 compared to 2005.

Our debt structure consists of Series B Surplus Notes which carry a 7 percent interest rate and mature on September 30, 2007. At June 30, 2006 and December 31, 2005, there were $2,890,000 Series B Surplus Notes outstanding.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,852,441	$—	$214,988	$7,637,453
States and political subdivisions	7,615,404	—	270,583	7,344,821
Corporate securities	13,311,380	—	606,144	12,705,236
Mortgage-backed securities	13,738,692	1,199	465,747	13,274,144

	42,517,917	1,199	1,557,462	40,961,654

Common stocks and mutual funds	9,074,266	997,955	22,787	10,049,434

Total	$51,592,183	$999,154	$1,580,249	$51,011,088

	December 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,598,104	$2,977	$97,817	$7,503,264
States and political subdivisions	7,645,905	35	97,858	7,548,082
Corporate securities	15,101,502	34,317	323,027	14,812,792
Mortgage-backed securities	12,016,345	3,358	239,412	11,780,291

	42,361,856	40,687	758,114	41,644,429

Preferred stocks	426,200	—	5,600	420,600
Common stocks and mutual funds	8,380,201	761,894	54,510	9,087,585

	8,806,401	761,894	60,110	9,508,185

Total	$51,168,257	$802,581	$818,224	$51,152,614

At June 30, 2006, corporate securities accounted for 31% of our fixed maturity portfolio, mortgage backed securities were 32%, states and political subdivisions were 18% and U. S. government and government agency bonds were 19%. At June 30, 2006, our equity portfolio had a 100% concentration in the U.S. industrial and miscellaneous sector.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at June 30, 2006 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at June 30, 2006 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at June 30, 2006 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,686,534	$111,089	$1,950,918	$103,899	$7,637,452	$214,988
States and political subdivisions	4,924,447	177,510	2,420,374	93,073	7,344,821	270,583
Corporate securities	3,492,075	170,959	9,213,161	435,185	12,705,236	606,144
Mortgage-backed securities	7,084,217	191,970	6,134,651	273,777	13,218,868	465,747

	21,187,273	651,528	19,719,104	905,934	40,906,377	1,557,462

Common stocks and mutual funds	222,778	22,787	—	—	222,778	22,787

Total	$21,410,051	$674,315	$19,719,104	$905,934	$41,129,155	$1,580,249

Changes in Interest Rates

Fluctuations in near-term interest rates could have an impact on our results of operations and cash flows due to rate sensitive investments we hold. Certain fixed maturity securities have call features that allow the issuer to pre-pay the obligation. In a declining interest rate environment, these securities may be called by their issuer and can only be replaced with similar securities bearing lower interest rates. In a rising interest rate environment, because of our strategy of holding these securities to maturity, our ability to invest in higher yielding securities would be limited.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the six months ended June 30, 2006.

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

Interest Rate Risk. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Therefore, an adverse change in market prices of these securities would result in unrealized losses reflected in the balance sheet. As a result of the rising interest rate environment the portfolio duration has been reduced over the last 15 months in an effort to remove some of the interest rate risk present and minimize unrealized losses to the fixed maturity portfolio brought on by an increase in market-wide interest rates. Although the reduction in duration is expected to reduce the overall interest rate risk associated with our fixed maturity portfolio, it will also likely decrease future investment income. If interest rates continue to rise, however, unrealized losses in the fixed maturity portfolio are expected to be smaller because of the shortened duration position.

The change in the fixed maturity portfolio’s net unrealized loss from $717,000 at December 31, 2005 to a net unrealized loss of $1,556,000 at June 30, 2006 is due to increasing interest rates during the period.

The following table shows the effects of a change in interest rate on the fair value of our fixed maturity investment portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rates. You should not consider this assumption or the values shown in the table to be a prediction of actual future results.

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$37,671	$(3,291)
1%	39,324	(1,638)
0	40,962	—
-1%	42,583	1,621
-2%	44,189	3,227

Credit Risk. At June 30, 2006, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA+ and an average duration of 3.80 years.

Equity Risk. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of common stocks and mutual funds. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses.

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

The Company is party to litigation in the normal course of business. Based upon information presently available to us, we do not consider any pending litigation to be material.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of Shareholders held on May 11, 2006, the following proposals were adopted by the margins indicated.

		Number of Shares
		Voted For	Withheld
Proposal 1:	Election of three Class III Directors for a term of three years and until their successors have been elected and qualified.

	Donald E. Bradford	730,290	18,346
	Richard E. Dunning	730,290	18,346
	William L. Johnson	741,331	7,305

		Number of Shares
		Voted For	Against	Abstain
Proposal 2:	Ratification of the Fremont Michigan InsuraCorp, Inc. Stock Incentive Plan of 2006.	301,624	18,397	1,500

Proposal 3:	Ratification of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2006.	744,636	3,500	500

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE
3.1	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1).

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: August 10, 2006	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: August 10, 2006	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)