Form 10-Q
period 2006-09-30
FREMONT MICHIGAN INSURACORP INC
filed 2006-11-13
CIK 1271245

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of November 3, 2006
COMMON STOCK (No Par Value)	862,728
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30, 2006	December 31, 2005
Assets

Investments:
Fixed maturities available for sale, at fair value	$43,475,477	$41,644,429
Equity securities available for sale, at fair value	10,809,029	9,508,185
Mortgage loans on real estate from related parties	262,731	262,294

Total investments	54,547,237	51,414,908
Cash and cash equivalents	4,475,410	1,542,581
Receivable from investments	997,249	—
Premiums due from policyholders, net	7,619,751	7,143,537
Amounts due from reinsurers	6,257,873	7,499,227
Accrued investment income	453,615	402,937
Deferred policy acquisition costs	3,243,275	3,092,618
Deferred federal income taxes	3,474,536	3,774,445
Property and equipment, net of accumulated depreciation	1,709,247	1,082,547
Other assets	151,115	7,827

	$82,929,308	$75,960,627

Liabilities and Stockholders’ Equity

Liabilities:
Losses and loss adjustment expenses	$21,250,687	$18,866,814
Unearned premiums	21,265,334	20,437,157
Reinsurance funds withheld and premiums ceded payable	19,730	1,026,340
Accrued expenses and other liabilities	7,345,186	6,903,968
Surplus notes	2,890,288	2,890,288

Total liabilities	52,771,225	50,124,567

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 862,728 and 862,128 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,596,519	7,550,304
Retained earnings	22,158,934	18,296,080
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of deferred federal income taxes	402,630	(10,324)

Total stockholders’ equity	30,158,083	25,836,060

Total liabilities and stockholders’ equity	$82,929,308	$75,960,627

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned	$9,908,832	$10,513,429	$29,140,172	$28,935,596
Net investment income	459,670	372,203	1,305,136	1,219,438
Net realized gains (losses) on investments	(217)	5,586	295,494	388,006
Other income, net	107,201	103,033	305,452	296,944

Total revenues	10,475,486	10,994,251	31,046,254	30,839,984

Expenses:
Losses and loss adjustment expenses, net	5,804,215	5,317,945	14,983,839	16,330,203
Policy acquisition and other underwriting expenses	3,463,918	3,237,258	10,132,178	9,796,168
Interest expense	50,580	77,111	177,823	232,152

Total expenses	9,318,713	8,632,314	25,293,840	26,358,523

Income before federal income tax expense	1,156,773	2,361,937	5,752,414	4,481,461

Federal income tax expense (benefit)	375,589	(3,022,245)	1,889,560	(2,314,523)

Net income	$781,184	$5,384,182	$3,862,854	$6,795,984

Net income per common share
Basic	$.91	$6.25	$4.48	$7.88
Diluted	$.89	$6.20	$4.40	$7.86

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance, December 31, 2005	$—	$—	$—	$7,550,304	$18,296,080	$(10,324)	$25,836,060
Comprehensive income:
Net income					3,862,854		3,862,854
Net unrealized gains on investments, net of taxes						412,954	412,954

Total comprehensive income							4,275,808
Issuance of stock options				35,290			35,290
Stock options exercised				6,000			6,000
Tax benefit of stock options exercised				4,925			4,925

Balance, September 30, 2006	$—	$—	$—	$7,596,519	$22,158,934	$402,630	$30,158,083

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,862,854	$6,795,984
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	273,750	117,915
Deferred federal income taxes	87,175	(3,831,260)
Stock based compensation expense	35,290	27,854
Net realized (gains) losses on investments	(295,494)	(388,006)
Gain on sale of property and equipment	(145)	—
Net amortization of premiums on investments	157,319	188,237
Changes in assets and liabilities:
Premiums due from policyholders	(476,214)	(379,780)
Amounts due from reinsurers	1,241,354	2,596,851
Accrued investment income	(50,678)	20,857
Deferred policy acquisition costs	(150,657)	(33,046)
Other assets	(143,288)	(214)
Losses and loss adjustment expenses	2,383,873	118,908
Unearned premiums	828,177	728,192
Reinsurance funds withheld and premiums ceded payable	(1,006,610)	(1,656,742)
Accrued expenses and other liabilities	441,218	664,708

Net cash provided by operating activities	7,187,924	4,970,458

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	6,424,750	17,582,412
Proceeds from sales of equity investments	2,779,562	1,426,295
Purchases of fixed maturity investments	(8,312,859)	(18,845,645)
Purchases of equity investments	(3,259,482)	(4,277,037)
Change in receivable from investments	(997,249)	739,150
Repayment of mortgage loan on real estate from related party	4,763	1,954
Issuance of mortgage loan on real estate from related party	(5,200)	(130,000)
Proceeds from sale of property and equipment	3,400	—
Purchase of equipment, net	(903,705)	(50,295)

Net cash used in investing activities	(4,266,020)	(3,553,166)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,000	—
Tax benefit from exercised stock options	4,925	—

Net cash provided by financing activities	10,925	—

Net change in cash and cash equivalents	2,932,829	1,417,292
Cash and cash equivalents, beginning of period	1,542,581	3,672,254

Cash and cash equivalents, end of period	$4,475,410	$5,089,546

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

2.	Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123. This standard became effective for the Company as of January 1, 2006 and applies to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The adoption did not have a material effect on the consolidated financial statements as the Company previously accounted for stock-based compensation using the fair value method, as prescribed by SFAS 123R.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company does not believe that FIN 48 will have a material impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. Statement 157 will be effective for the quarter ended March 31, 2008. The Company is currently evaluating the impact Statement 157 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“Statement 158”). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company is currently evaluating the impact Statement 158 will have on the consolidated financial statements.

3.	Comprehensive Income or Loss

The Company’s comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$781,184	$5,384,182	$3,862,854	$6,795,984
Other comprehensive income:
Unrealized (loss) gain on investments arising during the period	1,190,924	(168,039)	921,182	4,330
Deferred income tax benefit (expense) of unrealized (loss) gain on investments arising during the period	(404,914)	57,133	(313,202)	(1,472)
Change in deferred tax valuation allowance	—	(125,268)	—	(196,685)

Unrealized (loss) gain on investments arising during the period, net of deferred income taxes and valuation allowance	786,010	(236,174)	607,980	(193,827)
Adjustment for pretax realized (gains) losses on investments included in net income (loss)	217	(5,585)	(295,494)	(388,006)
Deferred income tax expense (benefit) of realized gains included in net income (loss)	(74)	1,899	100,468	131,922

	786,153	(239,860)	412,954	(449,911)

Comprehensive income	$1,567,337	$5,144,322	$4,275,808	$6,346,073

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

4.	Net Income Per Share

Basic net income per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding. The computation of basic and diluted net income per share for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted net income per share:
Net income	$781,184	$5,384,182	$3,862,854	$6,795,984

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	862,278	862,128	862,179	862,128
Effect of dilutive stock options	18,043	5,746	15,882	2,770

Denominator for diluted net income per share – adjusted weighted average shares outstanding	880,321	867,874	878,061	864,898

Basic net income per share	$0.91	$6.25	$4.48	$7.88
Diluted net income per share	$0.89	$6.20	$4.40	$7.86

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

5.	Segment Information

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

Segment data for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned:
Personal lines	$6,474,806	$6,611,597	$19,021,941	$18,427,209
Commercial lines	1,953,861	2,324,390	5,804,093	6,192,810
Farm	1,063,356	1,155,574	3,152,749	3,213,086
Marine	416,809	421,868	1,161,389	1,102,491

Total net premiums earned	9,908,832	10,513,429	29,140,172	28,935,596

Expenses:
Loss and loss adjustment expenses:
Personal lines	4,102,573	3,087,689	10,331,810	10,010,966
Commercial lines	561,754	675,384	2,691,188	3,361,742
Farm	841,854	1,131,441	1,385,140	1,942,666
Marine	298,034	423,431	575,701	1,014,829

Total loss and loss adjustment expenses	5,804,215	5,317,945	14,983,839	16,330,203

Policy acquisition and other underwriting expenses:
Personal lines	2,263,437	2,031,790	6,614,021	6,238,546
Commercial lines	683,084	719,293	2,018,111	2,096,580
Farm	371,752	355,250	1,096,226	1,087,793
Marine	145,645	130,925	403,820	373,249

Total policy acquisition and other underwriting expenses	3,463,918	3,237,258	10,132,178	9,796,168

Underwriting gain (loss):
Personal lines	108,796	1,492,118	2,076,110	2,177,697
Commercial lines	709,023	929,713	1,094,794	734,488
Farm	(150,250)	(331,117)	671,383	182,627
Marine	(26,870)	(132,488)	181,868	(285,587)

Total underwriting gain	640,699	1,958,226	4,024,155	2,809,225

Net investment income	459,670	372,203	1,305,136	1,219,438
Net realized gains (losses) on investments	(217)	5,586	295,494	388,006
Other income, net	107,201	103,033	305,452	296,944
Interest expense	(50,580)	(77,111)	(177,823)	(232,152)

Income before federal income taxes	$1,156,773	$2,361,937	$5,752,414	$4,481,461

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

6.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$2,540	$5,212	$7,619	$15,635
Interest cost	25,096	29,410	75,289	88,229
Amortization of unrecognized prior service cost	(21,421)	(21,421)	(64,262)	(64,262)
Amortization of unrecognized net actuarial loss	5,291	9,374	15,872	28,121

Net periodic benefit cost	$11,506	$22,575	$34,518	$67,723

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the nine months ended September 30, 2006 the Company has made contributions to the plan of approximately $63,000. During 2006, the Company expects to contribute a total of $67,000 to the plan to cover anticipated benefit payments.

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

7.	Reinsurance

Amounts ceded under the Company’s reinsurance agreements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ceded premiums earned	$2,185,002	$942,436	$6,389,883	$4,448,289
Ceded loss and loss adjustment expense	$901,951	$(36,069)	$2,201,406	$989,599

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

8.	Federal Income Taxes

The provision for income taxes for the three and nine months ended September 30 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Current expense (benefit)	$406,883	$868,048	$1,802,385	$1,516,736
Deferred expense (benefit)	(31,294)	(76,543)	87,175	24,202
Deferred tax valuation allowance	—	(3,813,750)	—	(3,855,461)

Total	$375,589	$(3,022,245)	$1,889,560	$(2,314,523)

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Income before federal income taxes	$1,156,773		$2,361,937		$5,752,414		$4,481,461

Tax at statutory rate	$393,303	34.0%	$803,059	34.0%	$1,955,821	34.0%	$1,523,697	34.0%
Tax effect of:
Nontaxable investment income	(21,538)	(1.9)%	(4,461)	(0.2)%	(68,662)	(1.2)%	(16,729)	(0.4)%
Nondeductible expenses, net	(2,501)	(0.2)%	1,386	0.1%	2,939	0.1%	3,969	0.1%
Provision to return variance	(969)	0.0%	—	—	(969)	(0.0)%	35,627	0.8%
Other, net	7,294	0.6%	(8,479)	(0.4)%	431	0.0%	(5,626)	(0.1)%
Valuation allowance	—	—	(3,813,750)	(161.5)%	—	—	(3,855,461)	(86.0)%

Federal income tax expense	$375,589	32.5%	$(3,022,245)	(128.0)%	$1,889,560	32.8%	$(2,314,523)	(51.6)%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of September 30, 2006 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $3,098,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for the deferred tax asset associated with these amounts.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2006 and December 31, 2005 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	September 30, 2006	December 31, 2005
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$506,558	$436,552
Unearned premium reserves	1,474,134	1,397,087
Realized losses on investments	—	37,323
Unrealized losses on investments	—	5,319
Postretirement benefits accrued	933,807	933,782
Net operating loss carryforward	2,634,446	2,742,271
Capital loss carryfoward	—	28,184
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	181,606	175,195

Total deferred federal income tax assets	6,088,248	6,113,410

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,133,731)	(1,067,663)
Property and equipment	(211,672)	(202,860)
Unrealized gains on investments	(207,415)	—
Other deferred tax liabilities	(7,658)	(15,206)

Total deferred federal income tax liabilities	(1,560,476)	(1,285,729)

Net deferred federal income tax asset	4,527,772	4,827,681
Valuation allowance	(1,053,236)	(1,053,236)

Net deferred tax asset	$3,474,536	$3,774,445

9.	Subsequent Event

On October 17, 2006, the Company’s Board of Directors approved a two-for-one stock split on its common stock, to be accomplished through a stock dividend. Stockholders of record at the close of business on October 31, 2006 will receive one additional share for every outstanding share held on the record date. The additional shares will be payable on November 17, 2006. The Company has approximately 863,000 shares outstanding, and will have approximately 1,725,000 shares outstanding after the stock split. The accompanying consolidated financial statements as of September 30, 2006 do not reflect this stock split.

The pro forma net income per share giving retroactive effect to the stock split, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic net income per share - as reported	$0.91	$6.25	$4.48	$7.88
Basic net income per share - after stock split	$0.46	$3.13	$2.24	$3.94
Diluted net income per share - as reported	$0.89	$6.20	$4.40	$7.86
Diluted net income per share - after stock split	$0.45	$3.10	$2.20	$3.93

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 130 years. We market policies through approximately 170 independent insurance agencies. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIS”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of September 30, 2006, we had approximately 53,300 policies in force and assets of $82.9 million.

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

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and nine month periods ended September 30, 2006 and 2005. The Company’s fiscal year ends on December 31.

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

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Reported losses
Personal	$6,680	$5,497
Commercial	3,413	2,642
Farm	1,161	1,444
Marine	803	770

	12,057	10,353

IBNR losses
Personal	4,415	3,870
Commercial	3,910	3,775
Farm	646	646
Marine	223	223

	9,194	8,514

Total
Personal	11,095	9,367
Commercial	7,323	6,417
Farm	1,807	2,090
Marine	1,026	993

	$21,251	$18,867

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of September 30, 2006 and December 31, 2005, was approximately $315,000 and $223,000, respectively.

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

Additionally, our impairment evaluation and recognition for interests in mortgage-backed/asset-backed securities is conducted in accordance with the guidance provided by the Emerging Issues Task Force of the Financial Accounting Standards Board. Under this guidance, impairment losses on investments must be recognized if the fair value of the investment is less than both its book value and the net present value of expected future cash flows at the most recent (prior) estimation date. If these criteria are met, an impairment charge, calculated as the difference between the current book value of the investment and its fair value, is included in earnings as a realized loss in the period the impairment arose. As a result of this evaluation process, there were no impairment losses recorded in mortgage-backed/asset-backed securities during the three and nine month periods ended September 30, 2006 and 2005.

During the nine months ended September 30, 2006 there were no investments that the Company determined to be other than temporarily impaired. During the nine months ended September 30, 2005 the Company recognized approximately $99,000 in realized losses due to two equity investments that the Company deemed to be other than temporarily impaired. At September 30, 2006 and December 31, 2005 gross unrealized losses on available for sale investments, which were not impaired, were approximately $736,000 and $818,000, respectively. Management views the unrealized losses as being temporary.

Policy Acquisition Costs. We defer certain policy acquisition costs, which vary with, and are directly related to, the production of business. In our case, these deferred costs consist of agent commissions net of ceding commissions and premium taxes. These costs are amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premiums earned, related investment income, loss and loss adjustment expense and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected to be loss and loss adjustment expense, may require accelerated amortization of deferred policy acquisition costs. Deferred policy acquisition costs at September 30, 2006 and December 31, 2005 were approximately $3,244,000 and $3,093,000, respectively.

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

At September 30, 2006 and December 31, 2005, the Company’s recoverable from reinsurers was comprised of the following:

	September 30, 2006	December 31, 2005
Paid losses and LAE	$545,074	$1,353,467
Unpaid losses and LAE	5,511,175	5,933,469
Unearned premium	201,624	212,291

Amounts due from reinsurers	$6,257,873	$7,499,227

The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,
	2006		2005
	Written	Earned	Written	Earned
Direct	$13,539,226	$12,074,769	$12,805,962	$11,424,788
Assumed	18,140	19,065	27,293	31,077
Ceded	(2,167,676)	(2,185,002)	(927,070)	(942,436)

Net premiums	$11,389,690	$9,908,832	$11,906,185	$10,513,429

	Nine Months Ended September 30,
	2006		2005
	Written	Earned	Written	Earned
Direct	$36,313,997	$35,476,064	$34,047,970	$33,300,676
Assumed	44,235	53,991	64,107	83,209
Ceded	(6,379,216)	(6,389,883)	(4,438,401)	(4,448,289)

Net premiums	$29,979,016	$29,140,172	$29,673,676	$28,935,596

Income Taxes. Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of September 30, 2006 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $3,098,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for these amounts.

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

Results of Operations – Three Months Ended September 30, 2006 and 2005

The discussion that follows should be read in connection with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statement of operations for the three months ended September 30, 2006 and 2005. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2006	2005	Dollar	Percentage
Underwriting gain (loss)
Personal	$108,796	$1,492,118	$(1,383,322)	(92.7)%
Commercial	709,023	929,713	(220,690)	(23.7)%
Farm	(150,250)	(331,117)	180,867	54.6%
Marine	(26,870)	(132,488)	105,618	79.7%

Total underwriting gain (loss)	640,699	1,958,226	(1,317,527)	(67.3)%
Other revenue (expense) items
Net investment income	459,670	372,203	87,467	23.5%
Net realized gains (losses) on investments	(217)	5,586	(5,803)	(103.9)%
Other income	107,201	103,033	4,168	4.0%
Interest expense	(50,580)	(77,111)	(26,531)	(34.4)%

Total other revenue (expense) items	516,074	403,711	112,363	27.8%

Income before federal income taxes	1,156,773	2,361,937	(1,205,164)	(51.0)%
Federal income taxes (benefit)	375,589	(3,022,245)	3,397,834	112.4%

Net income	$781,184	$5,384,182	$(4,602,998)	(85.5)%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended September 30, 2006 and 2005.

	2006	2005	Change	% Change
Direct premiums written	$13,539,226	$12,805,962	$733,264	5.7%

Net premiums written	$11,389,690	$11,906,185	$(516,495)	(4.3)%

Net premiums earned	$9,908,832	$10,513,429	$(604,597)	(5.8)%
Loss and LAE	5,804,215	5,317,945	486,270	9.1%
Policy acquisition and other underwriting expenses	3,463,918	3,237,258	226,660	7.0%

Underwriting gain (loss)	$640,699	$1,958,226	$(1,317,527)	(67.3)%

Loss and LAE ratio	58.5%	50.6%	7.9%
Policy acquisition and other underwriting expense ratio	35.0%	30.8%	4.2%
Combined ratio	93.5%	81.4%	12.2%

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

Direct premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2006	2005	$ Change	% Change
Direct Premiums Written:
Personal	$9,561,859	$8,762,826	$799,033	9.1%
Commercial	2,083,655	2,156,745	(73,090)	(3.4)%
Farm	1,367,364	1,359,084	8,280	0.6%
Marine	526,348	527,307	(959)	(0.2)%

	$13,539,226	$12,805,962	$733,264	5.7%

Direct premiums written for the personal segment increased 9.1%, primarily driven by significant new business growth in personal auto. New business growth for personal auto and home were up 77.6% and 18.8%, respectively. The significant increase in new business in personal auto is due to target market rate actions put into place on July 1, 2006 coupled with new business resulting from four agents rolling their personal auto books of business to the Company. Renewal premium growth for personal auto remained strong at 15.2%, with home renewal premiums up 1.2%. The market continues to remain soft for the commercial segment as this segment was down 3.4%, driven equally by decreases in both new business and renewals. Farm direct premium written was up 0.6%, with new business up 10.5% and renewal premiums flat for the quarter. Stiff competition and new writers coming into the state, along with the downturn of the Michigan economy contributed to the flat direct premiums written for the marine segment. While renewal premiums were up 9.0%, this was offset by a 24.1% decrease in new business premiums. Overall, direct premiums written were up 5.7%, with new business premiums up 22.1% and renewal premiums up 3.8% driven primarily by the strong performance of the personal auto segment.

Net premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2006	2005	$ Change	% Change
Net Premiums Written:
Personal	$7,911,482	$7,944,906	$(33,424)	(0.4)%
Commercial	1,802,478	2,120,805	(318,327)	(15.0)%
Farm	1,204,251	1,327,950	(123,699)	(9.3)%
Marine	471,479	512,524	(41,045)	(8.0)%

	$11,389,690	$11,906,185	$(516,495)	(4.3)%

Net premiums written decreased approximately $516,000. The decrease is primarily attributable to the fact that net premiums written for the quarter ended September 30, 2005 included approximately $1,000,000 related to the quota share reinsurance agreement which was placed into runoff on December 31, 2003. During the quarter ended September 30, 2005 the Company accrued $1,000,000 of profit commission under the quota share reinsurance agreement which reduced both ceded premiums written as well as ceded premiums earned and conversely increased both net premiums written and earned. Net premiums written for the quarter ended September 30, 2005 excluding the quota share impact would have been approximately $10,906,000 resulting in an increase of approximately $484,000 as compared to the quarter ended September 30, 2006. The change in net premiums written was affected by an increase of $733,000 due to the overall increase in direct premiums written offset by growth in ceded premiums written under the Company’s ongoing reinsurance agreements of approximately $249,000.

Net premiums earned by major business segment for the three months ended September 30 are presented in the table below:

	2006	2005	$ Change	% Change
Net Premiums Earned:
Personal	$6,474,806	$6,611,597	$(136,791)	(2.1)%
Commercial	1,953,861	2,324,390	(370,529)	(15.9)%
Farm	1,063,356	1,155,574	(92,218)	(8.0)%
Marine	416,809	421,868	(5,059)	(1.2)%

	$9,908,832	$10,513,429	$(604,597)	(5.8)%

Net premiums earned decreased approximately $605,000. The decrease is primarily attributable to the fact that net premiums earned for the quarter ended September 30, 2005 included approximately $1,000,000 related to the quota share reinsurance agreement which was placed into runoff on December 31, 2003. During the quarter ended September 30, 2005 the Company accrued $1,000,000 of profit commission under the quota share reinsurance agreement which reduced both ceded premiums written as well as ceded premiums earned and conversely increased both net premiums written and earned. Net premiums earned for the quarter ended September 30, 2005 excluding the quota share impact would have been approximately $9,513,000 resulting in an increase of approximately $396,000 as compared to the quarter ended September 30, 2006. The change in net premiums earned was affected by an increase of $650,000 due to the overall increase in direct premiums earned offset by growth in ceded premiums earned under the Company’s ongoing reinsurance agreements of approximately $254,000.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE expense, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended September 30 are shown in the tables below:

	2006	2005	$ Change	% Change
Loss and LAE:
Personal	$4,102,573	$3,087,689	$1,014,884	32.9%
Commercial	561,754	675,384	(113,630)	(16.8)%
Farm	841,854	1,131,441	(289,587)	(25.6)%
Marine	298,034	423,431	(125,397)	(29.6)%

	$5,804,215	$5,317,945	$486,270	9.1%

Incurred Claim Count:
Personal	1,635	1,367	268	19.6%
Commercial	158	185	(27)	(14.6)%
Farm	173	141	32	22.7%
Marine	96	112	(16)	(14.3)%

	2,062	1,805	257	14.2%

Average Loss and LAE per Claim:
Personal	$2,509	$2,259	$250	11.1%
Commercial	3,555	3,651	(95)	(2.6)%
Farm	4,866	8,024	(3,158)	(39.4)%
Marine	3,105	3,781	(676)	(17.9)%

	$2,815	$2,946	$(131)	(4.5)%

Loss and LAE Ratio:
Personal	63.4%	46.7%
Commercial	28.8%	29.1%
Farm	79.2%	97.9%
Marine	71.5%	100.3%

	58.5%	50.6%

Overall the Company experienced an increase in loss and LAE of $486,000 resulting in an increase in the loss and LAE ratio of 7.9 percentage points. The increase was driven primarily by weather related losses which occurred during the month of July. In mid July strong thunderstorms passed through Michigan resulting in wind and tree damage as well as widespread power outages. The thunderstorms resulted in an increase in losses and LAE of approximately $772,000 representing approximately 276 claims. The losses and LAE associated with these storms added 7.8 percentage points to the loss and LAE ratio for the three months ended September 30, 2006.

The personal segment experienced an increase in loss and LAE of approximately $1,015,000. Approximately $463,000 of the increase is due to the aforementioned July thunderstorm activity coupled with an increase in both the frequency and severity of personal auto claims during the quarter. Both of these factors contributed to the increase in the personal segment’s loss and LAE ratio. The commercial segment experienced a decline in its loss and LAE ratio due to a drop in frequency. The farm segment was also affected by the July storm activity which caused an increase in losses and LAE of $244,000. The decline in the farm segment’s loss and LAE ratio is due to higher than normal loss activity in the prior year quarter which included several large fire losses. The marine segment experienced both a decline in frequency and severity during the current quarter.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended September 30 were as follows:

	2006	2005	Change	% Change
Amortization of deferred policy acquisition costs	$1,735,887	$1,501,544	$234,343	15.6%
Other underwriting expenses	1,728,031	1,735,714	(7,683)	(0.4)%

Total policy acquisition and other underwriting expenses	$3,463,918	$3,237,258	$226,660	7.0%

Net premiums earned	$9,908,832	$10,513,429	$(604,597)	(5.8)%

Expense ratio	35.0%	30.8%	4.2%

Amortization of deferred policy acquisition costs increased during the period in 2006 as compared to the same period in 2005 as a result of an increase in premiums earned and an increase in the premium tax component of deferred policy acquisition costs. Other underwriting expenses remained flat during the quarter as compared to the prior year quarter.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the three months ended September 30 are as follows:

	2006	2005	Change	% Change
Fixed maturities	$485,931	$381,554	$104,377	27.4%
Equity securities	870	22,916	(22,046)	(96.2)%
Cash and cash equivalents	48,567	38,230	10,337	27.0%

Gross investment income	535,368	442,700	92,668	20.9%
Less: Investment expenses	75,698	70,497	5,201	7.4%

Net investment income	$459,670	$372,203	$87,467	23.5%

Average invested assets (amortized cost basis)	$57,868,158	$50,258,736	$7,609,422	15.1%

Rate of return on average invested assets	3.2%	3.0%	0.2%

Gross investment income from fixed maturities increased $104,000 due to a combination of higher invested assets and higher book yield earned on those assets. Fixed maturity invested assets were approximately 10% greater during the quarter ended September 30, 2006 as compared to same period in 2005, and therefore produced more investment income. Investment income was also positively impacted by higher book yields in the fixed maturity portfolio. Fixed maturities which were purchased several years ago at historically low interest rate levels have been maturing, and those proceeds have been invested in significantly higher-yielding securities. The tax equivalent book yield of the fixed maturity portfolio increased 42 basis points to 4.78% as of September 30, 2006 as compared to 4.36% as of September 30, 2005.

The decrease in investment income from the equity portfolio is largely driven by the shift within the portfolio from holding common and preferred stocks to holding mutual funds. Whereas common and preferred stocks typically provided quarterly dividend payments mutual funds do not provide dividend payments as frequently. The increase in investment income from cash and cash equivalents is due to higher interest rates coupled with the fact that the Company held a higher balance of cash and cash equivalents during the three months ended September 30, 2006 compared to the same period in 2005.

Investment expenses increased $5,000 during the three months ended September 30, 2006 as compared to the same period in 2005. The increase is a result of increased advisory fees due to the growth in invested assets. The average invested asset balance (amortized cost basis), including cash and cash equivalents, increased $7.6 million primarily as a result of cash provided by operations from October 2005 through September 2006 which was placed into the investment portfolio.

Interest Expense. Interest expense decreased from $77,000 to $51,000 for the three month period ended September 30, 2005 and 2006, respectively. The decrease is due to the fact that the Company is no longer incurring interest expense associated with the quota share funds withheld account balance. The quota share reinsurance contract, which was commuted as of March 31, 2006, was structured on a funds withheld basis and required the Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the three months ended September 30, 2006 the Company recorded income tax expense of approximately $376,000 resulting in an effective tax rate of 32.5%. The difference between the effective tax rate and the statutory tax rate of 34% is due primarily to non-taxable investment income. During the three months ended September 30, 2005 the Company recorded an income tax benefit of approximately $3,022,000 resulting in an effective tax rate of 128.0%. Federal income taxes do not bear the usual relationship to pre-tax income as a result of the effects of the deferred tax asset valuation allowance. During the quarter ended September 30, 2005 the Company’s management reassessed the need for a full valuation allowance, and based on all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, concluded that a full valuation allowance was no longer necessary. The reversal of the valuation allowance is the reason for the unusually large federal income tax benefit reported for the three months ended September 30, 2005. The Company’s effective tax rate for the three months ended September 30, 2005 would have been 33.5% excluding the impact of the valuation allowance.

Results of Operations – Nine Months Ended September 30, 2006 and 2005

The discussion that follows should be read in connection with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statement of operations for the nine months ended September 30, 2006 and 2005. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2006	2005	Dollar	Percentage
Underwriting gain (loss)
Personal	$2,076,110	$2,177,697	$(101,587)	(4.7)%
Commercial	1,094,794	734,488	360,306	49.1%
Farm	671,383	182,627	488,756	267.6%
Marine	181,868	(285,587)	467,455	163.7%

Total underwriting gain (loss)	4,024,155	2,809,225	1,214,930	43.2%
Other revenue (expense) items
Net investment income	1,305,136	1,219,438	85,698	7.0%
Net realized gains (losses) on investments	295,494	388,006	(92,512)	(23.8)%
Other income	305,452	296,944	8,508	2.9%
Interest expense	(177,823)	(232,152)	(54,329)	(23.4)%

Total other revenue (expense) items	1,728,259	1,672,236	56,023	3.4%

Income before federal income taxes	5,752,414	4,481,461	1,270,953	28.4%
Federal income taxes (benefit)	1,889,560	(2,314,523)	4,204,083	181.6%

Net income	$3,862,854	$6,795,984	$(2,933,130)	(43.2)%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the nine months ended September 30, 2006 and 2005.

	2006	2005	Change	% Change
Direct premiums written	$36,313,997	$34,047,970	$2,266,027	6.7%

Net premiums written	$29,979,016	$29,673,676	$305,340	1.0%

Net premiums earned	$29,140,172	$28,935,596	$204,576	0.7%
Loss and LAE	14,983,839	16,330,203	(1,346,364)	(8.2)%
Policy acquisition and other underwriting expenses	10,132,178	9,796,168	336,010	3.4%

Underwriting gain (loss)	$4,024,155	$2,809,225	$1,214,930	43.2%

Loss and LAE ratio	51.4%	56.4%	(5.0)%
Policy acquisition and other underwriting expense ratio	34.8%	33.9%	0.9%
Combined ratio	86.2%	90.3%	(4.1)%

Premiums. Direct premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2006	2005	$ Change	% Change
Direct Premiums Written:
Personal	$24,241,453	$22,107,191	$2,134,262	9.7%
Commercial	6,688,664	6,777,408	(88,744)	(1.3)%
Farm	3,708,335	3,598,720	109,615	3.0%
Marine	1,675,545	1,564,651	110,894	7.1%

	$36,313,997	$34,047,970	$2,266,027	6.7%

Direct premiums written for the personal segment have increased 9.7%, with new business direct premium up 24.7% and renewal premiums up 7.5%. Direct premiums written for personal auto increased $1,832,000 or 21.9% during the nine month period as compared to the prior year period and continues to drive the growth in the personal segment. The Company expects continued growth in this product line as the Company continues to focus on adding personal auto policies to individuals with whom we already provide homeowner coverage. By providing both the homeowner and personal auto coverage, policyholders are able to take advantage of the multi-policy discount. Personal auto new business increased 46.9% while renewal business increased 17.9%. Direct premiums written for the homeowner product line which continues to be the largest product line increased $349,000 or 3.0% with new business increasing 8.2% and renewal business increasing 2.3%. The commercial segment has been most affected by the soft market conditions in Michigan. In the commercial segment the Company has been successful maintaining renewals which are up 5.3%, however new business is down 24.1%. While total direct premiums written for the commercial segment are down 1.3% to date the Company continues to experience growth in the Businessowners (“BOP”) product line which is a product line that the Company is targeting. Direct premiums written for the BOP product line are up $163,000 or 8.8%. Farm direct premiums written are up 3.0%, with renewals up 3.4% and new business down 1.2%. Direct premiums written for the marine segment are up 7.1%, driven by renewal premiums which are up 14.6% offset by a decrease in new business of 16.8%. Overall, direct premiums written are up 6.7% with new business premiums up 5.7% and renewal premiums up 6.9%. Total in force policy count continues to grow and is up 5.1% over the policy count as of September 30, 2005.

Beginning in April 2006 the Company rolled out its new web-based rating portal called Fremont Complete which allows our agents to quote and bind policies. BOP was the first product line available on Fremont Complete in April 2006 and personal auto was rolled out in September 2006. The Company continues to see more activity within Fremont Complete as it allows agents to efficiently quote and bind policies. The Company expects to be able to roll out the homeowners product line on Fremont Complete by the end of 2006.

Net premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2006	2005	$ Change	% Change
Net Premiums Written:
Personal	$19,674,166	$18,922,295	$751,871	4.0%
Commercial	5,623,571	6,016,714	(393,143)	(6.5)%
Farm	3,209,394	3,297,943	(88,549)	(2.7)%
Marine	1,471,885	1,436,724	35,161	2.4%

	$29,979,016	$29,673,676	$305,340	1.0%

Net premiums written increased $305,000 due to normal volume growth, offset by an increase in current year ceded premiums written coupled with the impact from the quota share agreement which occurred during the nine months ended September 30, 2005. As previously noted in the discussion and analysis for the quarter net premiums written for the nine months ended September 30, 2005 included approximately $1,000,000 related to the quota share reinsurance agreement which was placed into runoff on December 31, 2003. During the nine months ended September 30, 2005 the Company accrued $1,000,000 of profit commission under the quota share reinsurance agreement which reduced both ceded premiums written as well as ceded premiums earned and conversely increased both net premiums written and earned. Net premiums written for the nine months ended September 30, 2005 excluding the quota share impact would have been approximately $28,674,000 resulting in an increase of approximately $1,305,000 as compared to the nine months ended September 30, 2006. The change in net premiums written was affected by an increase of $2,266,000 due to the overall increase in direct premiums written offset by growth in ceded premiums written under the Company’s ongoing reinsurance agreements of approximately $961,000.

Net premiums earned by major business segment for the nine months ended September 30 are presented in the table below:

	2006	2005	$ Change	% Change
Net Premiums Earned:
Personal	$19,021,941	$18,427,209	$594,732	3.2%
Commercial	5,804,093	6,192,810	(388,717)	(6.3)%
Farm	3,152,749	3,213,086	(60,337)	(1.9)%
Marine	1,161,389	1,102,491	58,898	5.3%

	$29,140,172	$28,935,596	$204,576	0.7%

Net premiums earned increased $205,000 due to normal volume growth, offset by an increase in current year ceded premiums earned coupled with the impact from the quota share agreement which occurred during the nine months ended September 30, 2005. As previously noted in the discussion and analysis for the quarter net premiums earned for the nine months ended September 30, 2005 included approximately $1,000,000 related to the quota share reinsurance agreement which was placed into runoff on December 31, 2003. During the nine months ended September 30, 2005 the Company accrued $1,000,000 of profit commission under the quota share reinsurance agreement which reduced both ceded premiums written as well as ceded premiums earned and conversely increased both net premiums written and earned. Net premiums earned for the nine months ended September 30, 2005 excluding the quota share impact would have been approximately $27,936,000 resulting in an increase of approximately $1,204,000 as compared to the nine months ended September 30, 2006. The change in net premiums earned was affected by an increase of $2,175,000 due to the overall increase in direct premiums earned offset by growth in ceded premiums earned under the Company’s ongoing reinsurance agreements of approximately $971,000.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE expense, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the nine months ended September 30 are shown in the tables below:

	2006	2005	$ Change	% Change
Loss and LAE:
Personal	$10,331,810	$10,010,966	$320,844	3.2%
Commercial	2,691,188	3,361,742	(670,554)	(19.9)%
Farm	1,385,140	1,942,666	(557,526)	(28.7)%
Marine	575,701	1,014,829	(439,128)	(43.3)%

	$14,983,839	$16,330,203	$(1,346,364)	(8.2)%

Incurred Claim Count:
Personal	3,752	3,168	584	18.4%
Commercial	351	384	(33)	(8.6)%
Farm	302	264	38	14.4%
Marine	142	150	(8)	(5.3)%

	4,547	3,966	581	14.6%

Average Loss and LAE per Claim:
Personal	$2,754	$3,160	$(406)	(12.9)%
Commercial	7,667	8,755	(1,087)	(12.4)%
Farm	4,587	7,359	(2,772)	(37.7)%
Marine	4,054	6,766	(2,711)	(40.1)%

	$3,295	$4,118	$(822)	(20.0)%

Loss and LAE Ratio:
Personal	54.3%	54.3%
Commercial	46.4%	54.3%
Farm	43.9%	60.5%
Marine	49.6%	92.0%

	51.4%	56.4%

Loss and LAE have decreased $1,346,000 or 8.2% for the nine month period. The decline is due to a drop in claim severity across all segments despite an overall increase in claim frequency. The increase in frequency in the personal segment was due to the previously mentioned storm related activity which occurred in July 2006 coupled with increased frequency in the personal auto product line primarily from auto physical damage claims. The decline in loss and LAE ratio’s in all segments is driven by a decrease in severity coupled with the growth in net premiums earned.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the nine months ended September 30 were as follows:

	2006	2005	$ Change	% Change
Amortization of deferred policy acquisition costs	$5,126,988	$4,600,808	$526,180	11.4%
Other underwriting expenses	5,005,190	5,195,360	(190,170)	(3.7)%

Total policy acquisition and other underwriting expenses	$10,132,178	$9,796,168	$336,010	3.4%

Net premiums earned	$29,140,172	$28,935,596	$204,576	0.7%

Expense ratio	34.8%	33.9%	0.9%

Amortization of deferred policy acquisition costs increased during the period in 2006 as compared to the same period in 2005 as a result of increased earned premium volume coupled with an increase in the premium tax component of deferred policy acquisition costs. Other underwriting expenses decreased 3.7% due primarily to premium tax refunds received during the period on prior year amended returns.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the nine months ended September 30 are as follows:

	2006	2005	Change	% Change
Fixed maturities	$1,388,199	$1,230,512	$157,687	12.8%
Equity securities	29,973	106,791	(76,818)	(71.9)%
Cash and cash equivalents	116,818	78,483	38,335	48.8%

Gross investment income	1,534,990	1,415,786	119,204	8.4%
Less: Investment expenses	229,854	196,348	33,506	17.1%

Net investment income	$1,305,136	$1,219,438	$85,698	7.0%

Average invested assets (amortized cost basis)	$55,692,367	$48,408,460	$7,283,907	15.0%

Rate of return on average invested assets	3.1%	3.4%	(0.3)%

The increase in investment income from the fixed maturity portfolio was due to growth in fixed maturity invested assets coupled with increasing interest rates. Fixed maturity invested assets increased approximately 10% during the nine months ended September 30, 2006 over the same time period in 2005. The book yield on the portfolio also increased during the nine months ended September 30, 2006 compared to the same period in 2005.

The decrease in investment income from the equity portfolio is largely driven by the shift within the portfolio from holding common and preferred stocks to holding mutual funds. Whereas common and preferred stocks typically provided quarterly dividend payments mutual funds do not provide dividend payments as frequently. The increase in investment income from cash and cash equivalents is due to higher interest rates coupled with the fact that the Company held a higher balance of cash and cash equivalents during the nine months ended September 30, 2006 compared to the same period in 2005.

Investment expenses increased $34,000 during the nine months ended September 30, 2006 as compared to the same period in 2005. The increase is a result of increased advisory fees due to the growth in invested assets coupled with an increase in operating expenses allocable to investment activities. The average invested asset balance (amortized cost basis), including cash and cash equivalents, increased $7.3 million primarily as a result of cash provided by operations from October 2005 through September 2006 which was placed into the investment portfolio.

During the nine months ended September 30, 2006 the Company realized net gains on the sale of equity securities of approximately $283,000 and $13,000 on the sale of fixed maturities. During the same period in 2005 the Company had a net realized gain of $119,000 on the sale of equity securities and $269,000 on the sale of fixed maturity securities. Realized gains from the sale of equities increased during the period as the Company continued to shift funds out of common and preferred stocks and into mutual funds. The decline in net realized gains on the fixed maturity portfolio is due to a drop in selling activity in the portfolio during the period. During the nine months ended September 30, 2005 the Company focused on reducing the duration in the fixed maturity portfolio in order to temper the fluctuations in the market value of the fixed maturity portfolio. This resulted in net realized gains on the sale of fixed maturity securities of $269,000 during the nine months ended September 30, 2005.

Interest Expense. Interest expense decreased from $232,000 to $178,000 for the nine month period ended September 30, 2005 and 2006, respectively. The decrease is due to the fact that the Company is no longer incurring interest expense associated with the quota share funds withheld account balance. The quota share reinsurance contract, which was commuted as of March 31, 2006, was structured on a funds withheld basis and required the Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the nine months ended September 30, 2006 the Company recorded income tax expense of approximately $1,890,000 resulting in an effective tax rate of 32.8%. The difference between the effective tax rate and the statutory tax rate of 34% is due to non-taxable investment income. During the nine months ended September 30, 2005 the Company recorded an income tax benefit of $2,315,000 resulting in an effective tax rate of 51.6%. Federal income taxes do not bear the usual relationship to pre-tax income as a result of the effects of the deferred tax asset valuation allowance. At September 30, 2005 the Company’s management reassessed the need for a full valuation allowance, and based on all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, concluded that a full valuation allowance was no longer necessary. The reversal of the valuation allowance is the reason for the unusually large federal income tax benefit reported for the nine months ended September 30, 2005. The Company’s effective tax rate for the nine months ended September 30, 2005 would have been 34.4% excluding the impact of the valuation allowance.

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

Cash flow provided by operations was $7,188,000 and $4,970,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $2,218,000. During the nine months ended September 30, 2006 as compared to the same period in 2005 net premiums collected increased $484,000, net loss and LAE payments decreased $1,182,000, policy acquisition and other underwriting expenses paid decreased $754,000, net cash used under the quota share funds withheld account decreased $1,316,000 and income taxes paid increased $1,511,000. Other cash used in operations increased $7,000 during the nine months ended September 30, 2006 compared to the same period in 2005.

Cash flow used in investing activities increased $713,000 during the nine months ended September 30, 2006 compared to 2005.

Our debt structure consists of Series B Surplus Notes which carry a 7 percent interest rate and mature on September 30, 2007. At September 30, 2006 and December 31, 2005, there were $2,890,000 Series B Surplus Notes outstanding.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,850,193	$5,329	$94,326	$7,761,196
States and political subdivisions	9,488,165	19,434	47,923	9,459,676
Corporate securities	12,087,470	529	341,260	11,746,739
Mortgage-backed securities	14,679,567	73,099	244,800	14,507,866

	44,105,395	98,391	728,309	43,475,477

Common stocks and mutual funds	9,569,066	1,247,902	7,939	10,809,029

Total	$53,674,461	$1,346,293	$736,248	$54,284,506

	December 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,598,104	$2,977	$97,817	$7,503,264
States and political subdivisions	7,645,905	35	97,858	7,548,082
Corporate securities	15,101,502	34,317	323,027	14,812,792
Mortgage-backed securities	12,016,345	3,358	239,412	11,780,291

	42,361,856	40,687	758,114	41,644,429

Preferred stocks	426,200	—	5,600	420,600
Common stocks and mutual funds	8,380,201	761,894	54,510	9,087,585

	8,806,401	761,894	60,110	9,508,185

Total	$51,168,257	$802,581	$818,224	$51,152,614

At September 30, 2006, corporate securities accounted for 27% of our fixed maturity portfolio, mortgage backed securities were 33%, states and political subdivisions were 22% and U. S. government and government agency bonds were 18%. At September 30, 2006, 98% of our equity portfolio was comprised of mutual funds with the remaining 2% invested in common stocks. Small cap funds accounted for 27% of the equity portfolio, international funds were 25%, mid cap funds were 23% and large cap funds were 23%.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at September 30, 2006 were determined to have temporary declines in value generally due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at September 30, 2006 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at September 30, 2006 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimate d Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,628,352	$15,002	$2,782,462	$79,323	$6,410,814	$94,325
States and political subdivisions	520,920	190	5,141,554	47,734	5,662,474	47,924
Corporate securities	1,478,662	23,324	9,860,165	317,936	11,338,827	341,260
Mortgage-backed securities	845,754	12,802	8,894,995	231,998	9,740,749	244,800

	6,473,688	51,318	26,679,176	676,991	33,152,864	728,309

Common stocks and mutual funds	237,626	7,939	—	—	237,626	7,939

Total	$6,711,314	$59,257	$26,679,176	$676,991	$33,390,490	$736,248

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the nine months ended September 30, 2006.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$39,794	$(3,681)
1%	41,668	(1,807)
0	43,475	—
-1%	45,215	1,740
-2%	46,887	3,412

Credit Risk. At September 30, 2006, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA+ and an average duration of 3.92 years.

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

FREMONT MICHIGAN INSURACORP, INC.

Date: November 13, 2006	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)