Form 10-K
period 2006-12-31
FREMONT MICHIGAN INSURACORP INC
filed 2007-03-21
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (231) 924-0300

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

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

The aggregate market value of the registrants voting common stock held by non-affiliates was $32,329,800 based on the closing sales price of $18.75 per share on June 30, 2006 as reported by the OTC Bulletin Board.

The number of shares outstanding of the registrant’s common stock, no par value, was 1,727,456 shares as of March 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held May 10, 2007 are incorporated by reference in Part III of this report.

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

The forward-looking statements are subject to numerous assumptions, risks and uncertainties. We have identified several important factors that could cause actual results to differ materially from any results discussed, contemplated, projected, forecasted, estimated or budgeted in the forward-looking information. These factors, which are listed below, are difficult to predict and many are beyond our control:

•	future economic conditions and the legal and regulatory environment in Michigan;

•	the effects of weather-related and other catastrophic events;

•	financial market conditions, including, but not limited to, changes in fiscal, monetary and tax policies, interest rates and values of investments;

•	the impact of acts of terrorism and acts of war on investment and reinsurance markets;

•	inflation;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results;

•	technological change;

•	the ability to carry out our business plans; and

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and changes that affect the cost of, or demand for, our products.

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

OVERVIEW OF BUSINESS

The Insurance Company is a property and casualty insurance company that provides insurance to individuals, farms and small businesses in Michigan. We were founded in 1876 and have served Michigan policyholders for over 130 years. We market our policies through approximately 175 independent insurance agencies. We have four business segments: personal, commercial, farm and marine. As of December 31, 2006, we had approximately 54,800 policies in force and assets of $85.9 million.

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

BUSINESS STRATEGIES

Our principal strategies for the future are to:

•	Increase operating efficiencies both internally and externally using web-based rating and automation to decrease individual decision making and increase overall productivity;

•

Manage our product lines and mix of business by continuing to increase personal auto insurance and commercial lines insurance in order to enhance profitability and lessen the impact of property losses on overall results; and

•

Maintain profitable agency relationships having a business philosophy consistent with the Company’s and having diversification of customer risk bases located within our targeted growth markets within Michigan.

Web-based Rating and Automation. Major emphasis is occurring within the Information Technology area to develop and implement the Fremont Complete web-based rating and underwriting applications. During 2006 our business owners and personal automobile lines were converted to the Fremont Complete platform with very good success. By mid 2007 the homeowners, mobilowners and marine lines will be fully operational with Fremont Complete. This will include the capability for agents to make on-line endorsement and improve the ease of doing business with Fremont Insurance.

Management of Lines of Business. A primary strategy is to closely monitor and manage the profitability of each of our lines of business which include personal, commercial, farm and marine. The allocation of resources and capital to each of these categories is much like asset allocation strategy within an investment portfolio. The growth and profit opportunity of each line shifts with time and often do not move together. Strength in one category offsets weakness in another to assist in maintaining good operating results. Our product categories are broad enough to meet the overall property and casualty needs of our agents.

The strongest growth line of business in 2006 was our personal automobile area. It grew at an annualized rate of over 24%. The Company expects this rate of growth to continue during 2007. The shift in property risk associated with automobile is viewed favorably by the Company as risk balancing.

Profitable Agencies. We initiated an intense agency review process in 1999 to improve agency profitability. Since then, over 100 agencies have been canceled. During the last five years, 22 agencies were added to service Michigan’s Upper Peninsula and are performing very well. The agency count is now approximately 175 agencies. Over $9.5 million in business from canceled agencies was replaced with predominately profitable agency relationships. These changes have continued to improve our business since, as a group, the terminated agencies and their policies had produced losses at a higher level than our overall premium base. We will continue to actively monitor our agencies with a focus on identifying potential problems early and maintaining profitable relationships.

The need to submit profitable target market business has been reinforced through direct communication with our agents and their participation in Insurance Company sponsored meetings. A direct benefit to agents has been an enhanced profit sharing commission program that has been well received by agents. Through this new program, many agencies submitting profitable business have increased their commission by over 10% above their regular base commission. Emphasis to reward profitable agencies continues through special awards and incentive initiatives.

Business Plan

We continue to focus exclusively on the Michigan market with greater emphasis on geographic and product management and development of niche categories within existing lines. The Company has taken steps to improve its underwriting results by canceling unprofitable agents and is targeting reductions of business where it has unacceptably high concentration of risk. The application of insurance scoring has assisted in more accurate pricing of risks.

Our agency reorganization process has been intense but was needed to reduce the negative impact that poorly performing agencies were having on rates and the resulting penalty forced upon profitable agencies. We feel the existing agency structure is better organized from a regional standpoint and that our goals and expectations are better understood by the remaining agents. We continue to monitor our agency performance from both a growth and profitability standpoint.

Rate adequacy has become more challenging. By rate adequacy we mean that the premium rate charged for a given line of business is expected to be sufficient to return an underwriting profit after payment of losses, loss adjustment expenses, policy acquisition costs and other underwriting expenses. Items that have impact on industry pricing include moderate investment return from required reserves and increased reinsurance costs due to catastrophes and reinsurer performance. Added emphasis is occurring in analyzing return on investment for each product line.

Underwriting income is projected to grow in the future as a result of many initiatives of the Insurance Company, including:

•	Focus on underwriting for profit in every line of business;

•	Increased utilization of technology internally and with our agency force to improve work flow;

•	Higher reliance on analytical factors to evaluate risks;

•	Development of web-based automation for agency rating and application input using Fremont Complete;

•	Adequate analysis of pricing of risk within the industry;

•	Increased fee income from partial payment, late payment and policy reinstatement;

•	Increased emphasis on profit sharing for agencies and employees;

•	Recognition of agency relationship value created by strong marketing efforts;

•	Results of intense agency review and development of clearer expectations and business plans from agencies;

•	Diversification of geographic risk to reduce reinsurance costs from a maximum probable loss standpoint;

•	Increased recognition of the value and return that smaller companies, such as the Insurance Company, can provide agencies;

•	Development of stronger relationships between agents and the Insurance Company; and

•	Increased emphasis for agencies to maximize total return through equity investment within the Company.

The property and casualty business is affected by weather events that often are the driving factor from a profitability standpoint. Geographic diversification and the shift to add more automobile and less weather sensitive commercial business are designed to reduce risk factors.

Management of operating expenses, including loss adjusting and underwriting expenses, requires close attention. Loss adjusting expense (LAE) as a percentage of net premiums earned was 6.8%, 7.5% and 10.2% for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, the Company reduced its LAE ratio as a result of continued focus on managing external legal costs associated with claim defense. The decline in the 2005 percentage is driven by the increase in net premiums earned, improved internal efficiencies related to claim processing and a reduction in the use of external independent adjusters which is partly attributable to reduced weather related losses during 2005 as compared to prior years. A major customer service component continues to be the use of in-house adjusters for handling most claims. During 2006, the claims department implemented several initiatives focused on improving customer service for our policyholders when a claim occurs. These new initiatives also are having a positive impact on our internal operating efficiency. During 2006, the claims department developed a large fire loss folder which is provided to a policyholder when the adjuster makes the initial onsite inspection. The folder includes helpful information to the policyholder so they understand the claim process and what they should expect from the Company. The folder also contains information on how to protect damaged property after the loss occurrence in order to avoid any further damage from weather exposure or potential looting. The claims department also implemented an electronic first notice of loss so that agents can submit a notice of loss to the Company through our website. This new feature allows the agent to notify the Company quicker in the event of a loss and allows our adjusters to get in touch with the policyholder in a shorter time frame. The Company also implemented claim inquiry capabilities for our agents which allow them to check the status of a claim through our website. This feature provides real time access to our agent which lessens the need for a phone call to a claim representative to find out the status of a claim. Lastly, the claims department implemented a customer satisfaction survey which solicits candid feedback from policyholders who had a recent claim. This survey process has confirmed that the Company is achieving a high degree of customer satisfaction when it comes to settling claims for our policyholders.

Underwriting expense as a percentage of net premiums earned was 34.6%, 32.3% and 35.4% for the years ended December 31, 2006, 2005 and 2004, respectively. One of the main reasons for the increase in the Company’s expense ratio in 2006 is increased depreciation associated with our investment in technology, mainly Fremont Complete—our web based rating platform used by our agent force. Fremont Complete, which was first rolled out to our agency force in the first quarter of 2006, is the Company’s proprietary web-based rating platform. Agents can access Fremont Complete 24 hours a day, seven days a week through the Company’s website. Within Fremont Complete agents can quote, bind and issue policies in a real time environment. Currently, agents are able to use Fremont Complete for the business owners and personal auto product lines. During 2007, the Company expects to expand the product lines available in Fremont Complete to include homeowners, mobilowners and marine with additional lines to be added in 2008. The Company has received strong support by its agent force in terms of their use of Fremont Complete.

Despite the increased investment in technology and the associated depreciation, the Company believes that the investment today will provide longer-term benefits in the area of improved underwriting efficiency by reducing paper applications, providing online data to agents thereby reducing the need for phone inquiries and speeding up the process for rating and issuing policies to our customers. Furthermore, the Company continues to take positive steps to reduce our expense ratio, including:

•	Annual objective to process more premium per employee;

•	Adoption of technological interface and communications with agents;

•	Continued refinement of internal workflow processes to reduce paper handling;

•	Greater accountability to budgetary plans by department managers;

•	Diversification of product lines to include lower commission products, such as personal auto coverage; and

•	Reduction in the number of agencies that must be serviced by our marketing department.

SEGMENT INFORMATION

The Company defines its operations as property and casualty insurance operations. The Company writes four major insurance lines exclusively in the State of Michigan: Personal Lines, Commercial Lines, Farm and

Marine. All revenues are generated from external customers and the Company does not have a significant reliance on any single major customer or agency.

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

Segment data for the years ended December 31, 2006, 2005 and 2004 is included in the footnotes to the financial statements which are included herein under Part II, Item 8—Financial Statements and Supplementary Data.

PRODUCTS

We offer a variety of property and casualty insurance products primarily designed to meet the insurance needs of property owners and small businesses located in Michigan. The four primary segments of our business are personal, commercial, farm and marine. The following table presents the direct written premiums by major product line within each segment for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Direct premiums written:
Personal lines:
Homeowners	$15,976	$15,389	$14,778
Mobilowners	1,482	1,513	1,588
Personal auto	14,066	11,418	8,826
Dwelling	1,427	1,428	1,460
Other	4	6	7

	32,955	29,754	26,659
Commercial lines:
Business owners	2,710	2,570	2,351
Commercial package	4,312	4,723	4,619
Commercial auto	680	665	780
Workers compensation	1,160	1,111	1,352
Other	137	109	120

	8,999	9,178	9,222
Farm	5,014	4,813	4,566
Marine	1,901	1,771	1,524

Total	$48,869	$45,516	$41,971

Personal Lines. Personal lines policies include homeowners, mobilowners, dwelling fire, personal auto and personal umbrella.

•

Homeowners. The policy is a multiple line insurance contract providing protection for both property and liability exposures for homeowners, condominium owners and renters on a replacement cost or actual cash value basis. Target areas in this line include home values between $100,000 and $500,000.

•

Mobilowners. This is a similar product to homeowners providing coverage for mobile home owners. Units are insured for replacement cost, actual cash value or stated amount depending on the age of the mobile home.

•

Dwelling Fire. This is a fire and wind coverage for owner occupied residences that do not qualify for a Homeowner policy or for residences that are non-owner occupied and rented to others. To be written in personal lines, residence must have no more than four units and be owned by individuals. Liability coverage for the owner is not included but may be added by endorsement.

•

Personal Auto. This is our fastest premium growth line and provides individuals with protection for their personal auto(s). For liability protection, coverage options include Residual Bodily Injury, Property Damage, Personal Injury Protection, Uninsured and Underinsured Motorists. For physical damage, coverage options include Comprehensive and Collision. For Personal Injury Protection, losses above certain thresholds are automatically reinsured by the Michigan Catastrophic Claim Association (MCCA).

•

Personal Umbrella. This is a form of excess liability insurance available to individuals protecting them against claims in excess of their limits on their primary policies or for claims not covered by their underlying policies. In order to be eligible, both an individual’s personal auto and home must be written with Fremont.

Commercial Lines. Commercial lines consist of products designed to serve primarily small to medium business operations. They are:

•

Business Owners Policy (BOP). The policy is a multiple line insurance contract providing protection for both property and liability exposures for business owners. BOP risks are classified by the five categories listed below with each class having its own eligibility criteria primarily based on sales volume and property values.

•	Bed & Breakfast/Condominiums. As the category name implies, insurance is provided for Bed & Breakfast owners and for condominium owner associations.

•	Mercantile. This applies for buildings principally occupied for retail mercantile purposes (buying and selling of merchandise) and the contents of these operations.

•	Offices. This applies to office buildings, building owners personal property or tenant personal property.

•	Service. This applies to buildings occupied principally for service operations and the contents of these operations including mini storage businesses.

•	Wholesale. As the category name implies, this covers wholesalers.

•

Commercial Package Policy (CPP). The CPP policy is designed to insure a broader range of commercial operations with more specialized business coverage needs than the BOP provides. Examples of these types of businesses are manufacturing risks, contractors and restaurants. The policies are usually larger and generate higher premiums.

•

Commercial Auto (CA). CA covers vehicles owned by a business or used in businesses and owned by individuals. This includes vehicles ranging from passenger cars to tractor-trailer rigs and earth moving equipment. Our targeted market is passenger cars, service vehicles (usually a pickup truck owned by a contractor and driven to the job site) and light, local delivery vehicles. Long haul truckers are ineligible.

•

Workers Compensation. Workers compensation provides coverage to a worker if he or she is injured while at work for an employer, whether or not the employer has been negligent and is governed by state law. This product complements our Farm and Commercial offerings and affords us the ability to write all of the customer’s insurance needs.

•	Other Commercial Products. Other commercial products include equipment breakdown, inland marine and umbrella liability coverage that must be written in conjunction with a BOP, CPP or CA policy.

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

Marine. This line is composed of the boat owner’s program (usually smaller and less expensive boats) and the yacht program. The boat owner’s policy is designed for boats 32 feet long or less with values of $125,000 or less. Boats that exceed the length or value criteria for the boat owner’s policy are insured under the yacht program.

Rate Development. Development of rates for all lines is done by the Vice President of Product Management. Rate needs are analyzed on both an accident and calendar year basis and take into consideration competitive position, catastrophe loads, large loss impacts in addition to actual loss, expense and premium numbers. All rates are reviewed with senior management prior to implementation.

MARKETING

We market our property and casualty insurance products exclusively in Michigan through approximately 175 independent agencies. The company has maintained it strategic plans to expand in the northern and western regions of the state, but maintains a respectable presence in other areas. Our agency force has been selected from over 1200 independent agencies within the State of Michigan. One of our keys to success is our selectivity of our agents. Our company standards are clearly communicated to our agents; they include a strong commitment to ethics, professionalism, honesty and accountability. The company is fortunate to have a top rated agency force. Each year the Company receives in excess of 50 appointment requests from agencies in Michigan and less than 10% are provided contracts. Our team work philosophy has produced relationships focused on the common good of the Company, agency and policyholder. This commitment, in addition to product enhancements and pricing adjustments should solidify our position in the Michigan market.

One key to the Company’s success is identifying and procuring profitable business. The Company has maintained its underwriting discipline, even when behind the growth projection. This commitment to maintaining our discipline has provided stability and profitability, which is evident in our results. These underwriting responsibilities are shared with the Company and agent. To further reward our agencies for their selectivity, the Company expanded its agent profit-sharing program, adding additional incentives for increased profitability and premium development. The enhancement has been well received by our agency force and will support our core focus of increasing market share with select business.

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

We compensate agencies through a fixed base commission with an opportunity for profit sharing, depending on the profitability of the business we receive from the agency. Our agencies are monitored and supported by a marketing manager and two experienced marketing representatives. Three personal lines underwriters and two commercial lines underwriters also support agency relations with direct calling efforts. Claim representatives also make direct contact with agencies while handling claims. The strength of this move is to put more people in the field to develop profitable relationships and gather market intelligence. Visitation reports are required for each agency visit and are reviewed by senior management.

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

CLAIMS

As of December 31, 2006, the Insurance Company’s claims department included the Senior Vice President of Claims, two managers, an attorney, nine adjusters and two support staff. Claims are normally received from our independent agencies. Typically, claims are assigned to an in-house adjuster who investigates and settles the claim. To a lesser extent, we assign claims to independent adjusters if, as in the case of a catastrophe, our in-house adjusters cannot promptly adjust such a large volume of claims, or if because of the location of the claim it is more economical to use an independent adjuster. Remote and independent adjusters report all information to the home office electronically. The majority of paper claim files are imaged and maintained electronically at the home office.

Claims settlement authority levels are established for each claims adjuster based upon his or her level of experience. We have multi-line teams to handle all claims. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves, and resolving the claims. The Company takes a proactive approach to liability and defense cost management. The Company’s in-house counsel is responsible for subrogation recovery, coverage-related issues and litigation, supervision of outside defense counsel and special projects. With the assistance of in-house counsel, the Insurance Company’s expeditious claims investigation creates the opportunity for exploration of an early negotiated resolution, where warranted, thereby avoiding protracted litigation and unnecessary legal expense. Additionally, in-house counsel provides valuable instruction for claims adjusters, as well as legal advice in connection with the drafting and revision of our policy and application forms.

As previously noted under Business Strategies, the Company’s claims department completed several technology initiatives during 2006. First, the Company implemented an electronic first notice of loss so that agents can submit a notice of loss to the Company through our website. This new feature allows the agent to notify the Company quicker in the event of a loss and allows our adjusters to get in touch with the policyholder in a shorter time frame. The Company also implemented claim inquiry capabilities for our agents which allow them to check the status of a claim through our website. This feature provides real time access to our agent which lessens the need for a phone call to a claim representative to find out the status of a claim. The Company continues to focus on eliminating paper and enhancing inquiry capabilities which are expected to yield increased operating efficiency for the Company and it agency force.

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

Our Reinsurance Coverage. We have utilized three primary categories of treaty reinsurance coverage to reduce the impact of major losses. These include multi-lines excess of loss coverage, catastrophe excess of loss coverage, and quota share coverage. We determine the amount and scope of reinsurance coverage to purchase each year based on our evaluation of the risks accepted, consultation with reinsurance professionals and a review of market conditions, including availability and cost. During the years ended December 31, 2006, 2005 and 2004 we ceded to reinsurers $8.7 million, $6.1 million and $13.8 million of earned premiums, respectively.

Multi-Lines Excess of Loss Coverage. The multi-lines excess of loss program is the Company’s primary reinsurance coverage. The excess of loss program is designed to help stabilize financial results, limit exposure on larger risks, and increase capacity. The largest exposure retained by us on any one risk in 2006 was $150,000. The 2006 property coverage for this program provided up to $2,850,000 over the $150,000 retention per risk. The 2006 casualty coverage for this program provided up to $4,850,000 over the $150,000 retention. Our 2006 workers compensation reinsurance provided up to $9,850,000 coverage above the $150,000 retention.

Catastrophic Excess of Loss Coverage. Catastrophic reinsurance protects us from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, blizzard, freezing temperatures, and other extraordinary events. The contract is designed to help stabilize underwriting results and to mitigate the effect of individual loss occurrences. In 2006, we had three layers of catastrophic excess of loss reinsurance providing coverage for up to $22,000,000 above the $1,000,000 retention. We had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would lapse after the second event, in which case we would evaluate the need for a new contract for the remainder of the year. The 2006 reinstatement fees were 100% of the initial premium.

Quota Share Coverage. The Company utilizes quota share reinsurance for its boiler and machinery coverage which is primarily an equipment breakdown endorsement to commercial policies. The contract is a 100% quota share agreement which includes a 30% ceding commission on the premiums ceded. The agreement also includes a profit sharing provision based on the profitability of the underlying underwriting performance of the business ceded.

Commutation of Multi-line Quota Share Coverage. In 2003 we also utilized quota share reinsurance under an agreement that provided coverage on all lines of business. In 2003, we ceded 45% of our net written premium and losses to the quota share reinsurers. The agreement was structured on a funds withheld basis and required the company to accrue interest at an annual rate of approximately 2.5%. During 2006 the Company recorded interest expense of approximately $26,000 on the funds withheld balance.

As part of our strategy to reduce our quota share reinsurance, the Insurance Company placed the 2003 quota share agreement into runoff after December 31, 2003. Despite placing the multi line quota share reinsurance into runoff, reinsurance coverage continued on those covered policies in force as of December 31, 2003. Losses from the policies in force continued to be ceded to the reinsurer until the agreement was commuted. On March 31, 2006, the Company entered into a commutation agreement with respect to this contract. As a result of this commutation, the funds withheld account liability was reduced by approximately $1,053,000 offset by an increase to the loss and loss adjustment expense liability of the same amount. No gain or loss was realized as a result of this commutation.

Facultative. We utilize facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. Coverage is determined on each individual risk. In 2006, the Company obtained coverage ranging from $850,000 up to $4,000,000 for certain commercial properties it insured.

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

2007 Coverages. The 2007 property coverage under the Multi-Line Excess of Loss program increased and now provides up to $5,000,000 over the $150,000 retention per risk. The Catastrophic Excess of Loss retention increased to $1,250,000 in 2007 from $1,000,000 in 2006. The 2007 casualty and workers compensation coverage under the Multi-Line Excess of Loss remained unchanged while the Company’s Facultative contracts remains much the same as they were in 2006.

Our Reinsurers. The financial stability of our reinsurers is an important consideration. The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2006, our largest reinsurers based on a percentage of ceded written premiums are set forth in the following table. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total ceded premiums written.

Reinsurer	Ceded Premiums Written	Percentage of Total	A.M. Best Rating
	(000’s)
Michigan Catastrophic Claims Association	$2,699	31.1%	(1)
G E Reinsurance Co.	1,770	20.4%	A
Platinum Underwriters Reinsurance, Inc.	984	11.4%	A
TOA Re Insurance Company of America	787	9.1%	A
Other	2,427	28.0%	A- or better

Total	$8,667	100.0%

(1)	The MCCA does not receive an A.M. Best rating.

The following table sets forth individual balances of loss and loss adjustment expenses recoverable from reinsurers on both paid and unpaid claims as of December 31, 2006. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total loss and LAE recoverable from reinsurers.

Reinsurer	Loss and loss adjustment expenses recoverable	Percentage of Total Recoverable	A.M. Best Rating
	(000’s)
G E Reinsurance Co.	$2,648	33.6%	A
Michigan Catastrophic Claims Association	1,977	25.1%	(1)
Platinum Underwriters Reinsurance, Inc.	1,110	14.1%	A
TOA Re Insurance Company of America	950	12.1%	A
Dorinco Reinsurance Co.	549	7.0%	A-
Other	649	8.2%	A- or better

Total	$7,883	100.0%

(1)	The MCCA does not receive an A.M. Best rating.

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

The following table sets forth information concerning the composition of the Company’s investment portfolio at December 31:

	2006
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$6,074,385	5,989,243	$5,989,243	10.6%
States and political subdivisions	13,414,841	13,404,819	13,404,819	23.7%
Corporate securities	11,058,724	10,754,266	10,754,266	19.0%
Mortgage-backed securities	14,965,481	14,810,938	14,810,938	26.1%
Equity securities:
Common stocks	9,940,606	11,689,756	11,689,756	20.6%

Total investments	$55,454,037	$56,649,022	$56,649,022	100.0%

	2005
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$7,598,104	$7,503,264	$7,503,264	14.7%
States and political subdivisions	7,645,905	7,548,082	7,548,082	14.8%
Corporate securities	15,101,502	14,812,792	14,812,792	29.0%
Mortgage-backed securities	12,016,345	11,780,291	11,780,291	23.0%
Equity securities:
Preferred stocks	426,200	420,600	420,600	0.8%
Common stocks	8,380,201	9,087,585	9,087,585	17.8%

Total investments	$51,168,257	$51,152,614	$51,152,614	100.0%

At December 31, 2006, our fixed maturity portfolio had a fair value of approximately $44.9 million. All of the fixed maturity investments are rated by Moody’s as investment grade with an average credit quality rating of AA and an average duration of 3.96 years. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments. At December 31, 2006, our equity portfolio had a 100% concentration in the U. S. industrial and miscellaneous sector.

The following two tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,004,990	$3,925	$3,632,444	$83,972	$4,637,434	$87,897
States and political subdivisions	6,131,773	41,048	2,116,552	6,107	8,248,325	47,155
Corporate securities	507,298	6,402	9,838,932	298,958	10,346,230	305,360
Mortgage-backed securities	756,813	652	9,347,753	223,117	10,104,566	223,769

	8,400,874	52,027	24,935,681	612,154	33,336,555	664,181

Common stocks	242,992	7,634			242,992	7,634

	242,992	7,634	—	—	242,992	7,634

Total	$8,643,866	$59,661	$24,935,681	$612,154	$33,579,547	$671,815

As of December 31, 2006, the portfolio included 14 fixed maturity investments and 1 equity investment in an unrealized loss position for less than 12 months and 68 fixed maturity investments in an unrealized loss position for more than 12 months, none of which were trading below 90% of cost or amortized cost. All of the fixed maturity investments in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade investments. While all of these investments are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These investments have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these investments support the view that these investments were not other-than-temporarily impaired.

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

The following table presents the maturity profile of our fixed maturity investments as of December 31, 2006 and 2005. As noted above the average duration of the portfolio at December 31, 2006 was 3.96 years compared to 3.95 years at December 31, 2005. Actual maturities of mortgaged-backed securities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment.

	December 31, 2006
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$3,895,367	$3,867,271	8.6%
Due after one year through five years	9,136,950	8,973,527	20.0%
Due after five years through 10 years	14,317,570	14,130,056	31.4%
Due after 10 years	3,198,063	3,177,474	7.1%
Mortgage-backed securities	14,965,481	14,810,938	32.9%

Total	$45,513,431	$44,959,266	100.0%

	December 31, 2005
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$3,516,044	$3,496,585	8.4%
Due after one year through five years	10,919,577	10,734,940	25.8%
Due after five years through 10 years	13,446,041	13,212,514	31.7%
Due after 10 years	2,463,849	2,420,098	5.8%
Mortgage-backed securities	12,016,345	11,780,292	28.3%

Total	$42,361,856	$41,644,429	100.0%

Management of Market Risk. We are subject to various market risk exposures, including interest rate risk and equity price risk. Our primary risk exposure is to changes in interest rates. We manage market risk through our investment committee and through the use of an outside professional investment management firm. We are vulnerable to interest rate changes because, like other insurance companies, we invest primarily in fixed maturity securities, which are interest-sensitive assets. Mortgage-backed securities, which make up approximately 33% of our investment portfolio, are particularly susceptible to interest rate changes. We invest primarily in classes of mortgage-backed securities that are less vulnerable to prepayment risk and, as a result, somewhat less sensitive to interest rate risk than other mortgage-backed securities.

The value of our equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

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

A.M. BEST RATING

In December of 2006, A.M. Best, which rates insurance companies based on factors of concern to policyholders, upgraded Fremont Insurance Company from a “B+” rating to a “B++” (Very Good) rating. A.M. Best assigns “B++” ratings to companies that, in its opinion, have demonstrated very good overall performance when compared to the standards established by A.M. Best. In evaluating our financial and operating performance, A.M. Best reviews our profitability, leverage and liquidity, as well as our book of business, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our loss reserves, the adequacy of our surplus, our capital structure, the experience and competency of our management, and our market presence. We have no assurance that A.M. Best will not reduce our current rating in the future. A.M. Best ratings are not directed toward the protection of investors. As such, our A.M. Best rating should not be relied upon as a basis for an investment decision to buy our common stock.

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

Examinations. Examinations are regularly conducted by the OFIS every three to five years. OFIS last examination of the Insurance Company was as of December 31, 2002. That examination did not result in any material adjustments to the Insurance Company’s financial position. In addition, there were no substantive qualitative matters indicated in the examination report that had an adverse impact on the Insurance Company’s operations.

NAIC Risk-Based Capital Requirements. In addition to state-imposed insurance laws and regulations, the OFIS administers the risk based capital standards adopted by the National Association of Insurance Commissioners (“NAIC”) that require insurance companies to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, we first determine our risk-based capital level by taking into account risks with respect to our assets and underwriting risks relating to our liabilities and obligations. We then compare our “total adjusted capital” to the base level. Our “total adjusted capital” is determined by subtracting our liabilities from our assets in accordance with rules established by the OFIS.

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

The Insurance Company has always exceeded the required levels of capital for compliance and has always been in compliance. There can be no assurance, however, that the capital requirements applicable to our business will not increase in the future. As of December 31, 2006, our risk-based capital authorized control level was $3,314,414 and our total adjusted capital was $33,669,680, yielding a ratio of 10.2.

IRIS Requirements. The NAIC has also developed a set of financial ratios, referred to as the Insurance Regulatory Information System (“IRIS”) for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratio results that are outside the acceptable range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratio results being outside the acceptable range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control.

NAIC values

		IRIS Ratios		Our Results
		Over	Under	2006
1	Gross Premiums Written to Surplus	900	—	145
2	Net Premiums Written to Surplus	300	—	120
3	Change in Net Premiums Written	33	(33)	2
4	Surplus Aid to Surplus	15	—	0
5	Two-Year Overall Operating Ratio	100	—	77
6	Investment Yield	6.5	3	2.6 *
7	Gross Change in Surplus	50	(10)	30
8	Net Change in Adjusted Surplus	25	(10)	30 *
9	Liabilities to Liquid Assets	105	—	53
10	Gross Agents’ Balances to Surplus	40	—	2
11	One-Year Reserve Development to Surplus	20	—	(18)
12	Two-Year Reserve Development to Surplus	20	—	(22)
13	Estimated Current Reserve Deficiency to Surplus	25	—	(15)

(1)	“*” denotes results outside of the usual range
(2)	“—” denotes no lower limit on the range

As of December 31, 2006, all ratios were within the usual range except ratio 6 and 8. The IRIS ratio “Investment yield” at a range between 3% and 6.5% was slightly higher than our calculated yield of 2.6%. The Company’s IRIS Investment Yield is below the minimum in part due to interest expense on the Company’s surplus notes. The Company’s actual IRIS ratio for the “Net Change in Adjusted Surplus” is above the maximum value as a result of the strong underwriting results for 2006.

Guaranty Fund. We participate in the Property and Casualty Guaranty Association of the State of Michigan (“PGCA”), which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. We recognize a liability for insurance related assessments when an assessment has been imposed or information available indicates it is probable that an assessment will be imposed, or an event obligating us to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated. We incurred approximately $11,000, $12,000 and $16,000 in assessments related to the PCGA in 2006, 2005 and 2004, respectively.

Michigan Catastrophic Claim Association. Michigan’s no-fault law requires insurers to provide unlimited medical coverage to automobile accident victims. The cost of providing the unlimited medical coverage has somewhat offset the savings typically associated with a non-monetary threshold. In response, the Michigan Catastrophic Claim Association (“MCCA”), which is an unincorporated nonprofit association created by Michigan law, was established to spread the costs of medical coverage to all policyholders. The MCCA essentially acts as a reinsurer for all Michigan automobile insurers, reimbursing them for amounts paid on personal injury protection claims in excess of $400,000, in 2006. This limit will increase incrementally to $500,000 by July 1, 2011. Every insurer engaged in writing automobile personal injury protection insurance coverage in Michigan is required to be a member of MCCA. Personal injury protection is included in automobile insurance. Member companies cede premiums which are based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and is not rated by A.M. Best.

Michigan Basic Property Insurance Association. The Michigan Basic Property Insurance Association (“MBPIA”) provides basic insurance to property-owners who cannot obtain insurance through insurance carriers in the normal course of business due to a high-risk exposure. The MBPIA assesses insurance carriers in Michigan a fee for continuation of the association based on the amount of losses incurred by the association and the amount of net written premium of the carrier related to property insurance. There were no assessments in 2006 or 2005, however, the Company did incur approximately $123,000 in assessments related to the MBPIA in 2004.

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

The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit on March 25, 2005 seeking relief from the proposed ban. On April 25, 2005 the presiding judge issued a final order in the matter of IIM et al v. OFIS, pertaining to insurers’ use of insurance credit scores to provide discounts on personal lines of insurance. In his final order the judge ruled in favor of IIM, stating that, “It is ordered that Plaintiff’s request for declaratory relief is granted, and the OFIS rules, R 500.2151-2155 are declared illegal, invalid and unenforceable. It is further ordered that Defendant is permanently enjoined from enforcing these rules against any Plaintiff in this action.” The Company was pleased with the outcome of the legal challenge and intends to continue to utilize insurance scoring as a pricing tool. The Commissioner of the OFIS filed an appeal to this ruling in the Michigan Court of Appeals. The appeal was heard before the appellate court on October 10, 2006. A decision is expected in the first half of 2007. Future action will depend on the outcome of the appeal.

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

Under the current rules beginning with our annual report on Form 10-K for the year ended December 31, 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting. For the year ended December 31, 2008 we will be subject to both the management assessment of our internal controls over financial reporting as well as the related attestation by our independent registered public accounting firm.

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

All insurance policies we write are generated in Michigan, with a significant portion in four counties (Kent, Newaygo, Van Buren and Muskegon). Companies that have a more diversified geographic portfolio would not be as exposed to Michigan weather as we are.

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

Ratings assigned by A.M. Best Company, Inc. influence the competitive position of insurance companies. Their ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. Our current rating is “B++” (Very Good). Our business is sensitive to those ratings. If we were to experience a rating downgrade, our independent agents could be inclined to place their customers with higher-rated insurance carriers, which could result in a loss of premium volume and could have a material adverse effect on us. In addition, a downgrade in our A.M. Best rating could make it more difficult or costly to obtain reinsurance.

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

It is possible that the losses we experience on risks we have reinsured will exceed the coverage limits on the reinsurance. If the amount of our reinsurance is not sufficient, our insurance losses would increase which could jeopardize our earnings and financial condition

Changes in prevailing interest rates may reduce our revenues, cash flows and shareholders’ equity.

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

The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit on March 25, 2005 seeking relief from the proposed ban. On April 25, 2005 the presiding judge issued a final order in the matter of IIM et al v. OFIS, pertaining to insurers’ use of insurance credit scores to provide discounts on personal lines of insurance. In his final order the judge ruled in favor of IIM, stating that, “It is ordered that Plaintiff’s request for declaratory relief is granted, and the OFIS rules, R 500.2151-2155 are declared illegal, invalid and unenforceable. It is further ordered that Defendant is permanently enjoined from enforcing these rules against any Plaintiff in this action.” The Commissioner of the OFIS has filed an appeal to this ruling in the Michigan Court of Appeals. The appeal was heard before the appellate court on October 10, 2006. A decision is expected in the first half of 2007. Future action will depend on the outcome of the appeal. Even if an appeal is rejected by the Michigan judiciary other reform legislation or regulatory action by OFIS could limit the effective use of this underwriting measure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We consider our common stock to be thinly traded, therefore, any reported bid or ask price may not reflect a true market-based valuation. Quotes on our common stock are published on the OTC Bulletin Board (“OTCBB”) under the symbol “FMMH”. The following table sets forth the high and low bid prices of our common stock during the periods indicated as reported on the OTCBB. These bid quotations are inter-dealer prices without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
December 31, 2006
First Quarter	$14.95	$10.75
Second Quarter	$19.88	$14.13
Third Quarter	$21.25	$18.75
Fourth Quarter	$29.45	$22.30

December 31, 2005
First Quarter	$7.43	$6.00
Second Quarter	$8.25	$7.18
Third Quarter	$10.25	$7.50
Fourth Quarter	$12.03	$9.13

As of March 16, 2007, the Company had 2 shareholders of record. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

The Company has not paid any dividends and does not intend to pay dividends on the common stock in the foreseeable future. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.

Information relating to securities authorized for issuance under equity compensation plans is set forth under Part III, Item 12 of this report and is incorporated herein by reference.

Stock Performance Graph

The following line graph compares the cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, if any, assuming dividend reinvestment, divided by the beginning of the year share price, expressed as a percentage) on a $100 investment in the Company’s Class A Common Stock, with the same investment in the NASDAQ Stock Market and an industry peer group (the “Peer Group”) for the period commencing on October 15, 2004, the closing date of the Company’s initial public offering, through December 31, 2006. The Peer Group is the Hemscott Industry Group 432 comprised of 100 property and casualty insurance companies.

	Fiscal Year Ending
Company/Index/Market	10/15/04	12/31/04	12/31/05	12/31/06
Fremont Michigan InsuraCorp, Inc.	100.00	120.50	220.38	510.00
Hemscott Industry Group 432—Property/Casualty Insurance	100.00	109.24	120.38	137.00
NASDAQ Market Index	100.00	110.06	112.47	124.02

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company. The financial data for 2002 through 2003 reflects the results of operations and financial position of the Insurance Company. The financial data for 2006, 2005 and 2004 reflects the consolidated results of operations and financial position of the Holding Company and the Insurance Company including the effects of the Conversion which occurred on October 15, 2004. You should read this data in conjunction with the Company’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Income Statement Data:
Direct premium written	$48,869	$45,516	$41,971	$38,323	$34,725
Net premium written (1)	40,263	39,512	36,504	18,891	16,405
Net premium earned (1)	39,249	38,756	27,196	18,099	16,426
Net investment income	1,888	1,689	1,176	815	650
Net realized investment gain (loss)	520	609	276	(32)	(196)
Other income, net	417	397	386	388	406

Total revenue	42,074	41,451	29,034	19,270	17,286

Net loss and loss adjustment expense	17,565	20,704	17,039	11,370	10,636
Policy acquisition and other underwriting expense	13,600	12,508	9,615	6,887	6,479
Interest expense	228	309	487	577	365
Demutualization expenses	—	—	302	175	—
Settlement of benefit plan (2)	—	—	—	—	425

Total expenses	31,393	33,521	27,443	19,009	17,905

Income (loss) before federal income tax expense (benefit)	10,681	7,930	1,591	261	(619)
Federal income tax expense (benefit) (8)	3,466	(1,152)	78	35	(45)

Net income (loss)	$7,215	$9,082	$1,513	$226	$(574)

Selected Balance Sheet Data:
Total investments	$56,910	$51,415	$42,414	$27,804	$17,024
Total assets	$85,877	$75,961	$68,661	$60,128	$44,435
Total liabilities	$51,447	$50,125	$51,356	$51,881	$37,110
Stockholders’ equity	$34,430	$25,836	$17,305	$8,247	$7,325
Other Data:
Net loss and LAE ratio (3)	44.8	53.4	62.7	62.8	64.8
Expense ratio (4)	34.6	32.3	35.4	38.1	39.4
GAAP combined ratio (5)	79.4	85.7	98.1	100.9	104.2
Statutory surplus	$33,670	$25,994	$20,270	$15,658	$13,875
Statutory premiums to surplus ratio (6)	1.20	1.52	1.80	1.21	1.18
Per Share Data: (7)
Basic earnings per share	$4.18	$5.27	$0.52	N/A	N/A
Diluted earnings per share	$4.10	$5.24	$0.52	N/A	N/A

(1)	The increase in net premiums written and earned in 2004 as compared to 2003 is due to the fact that as of January 1, 2004 the Insurance Company placed the quota share agreement into runoff.
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

(3)	The net loss and loss adjustment expense (LAE) ratio is the net loss and LAE in relation to net premium earned.
(4)	The expense ratio is the policy acquisition and other underwriting expenses in relation to net premium earned.
(5)	The sum of net losses, loss adjustment expenses and policy acquisition and other underwriting expenses divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.
(6)	The ratio of net premiums written divided by ending statutory surplus.
(7)	Earnings per share data for 2004 reflects only net income for the period from October 16, 2004 through December 31, 2004, the period after the Conversion. Net income during this period was $902,711.
(8)	In 2005, the Company recorded a federal income tax benefit of $1,152,000 despite having pre-tax income of $7,930,000. The federal income tax benefit was due to the Company recognizing a $3,855,000 reduction in its deferred tax valuation allowance in 2005. See Note 5 to the consolidated financial statements, included elsewhere in this report, for further information regarding federal income taxes.

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

Critical Accounting Policies and Estimates

General. Our discussion and analysis of financial condition, results of operations and liquidity and capital resources is based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We generally base our estimates on historical experience or other appropriate assumptions that we believe are reasonable and relevant under the circumstances and evaluate them on an ongoing basis. The results of these estimation processes form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies and estimates discussed below reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. These may be further commented upon in applicable sections on Results of Operations and Liquidity and Capital Resources that follow. Information about the significant accounting policies we use in the preparation of our financial statements is included in Note 1—Significant Accounting Policies to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Liabilities for Loss and Loss Adjustment Expenses. The liability for losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of insurance as adjusted to current conditions. Inflation is ordinarily implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results over multiple years.

Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on a quarterly basis, we review, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Some of our business relates to coverage for short-term risks, and for these risks loss development is comparatively rapid and historical paid losses, adjusted for known variables, have been a reliable predictive measure of future losses for purposes of our reserving. Some of our business relates to longer-term risks, where the claims are slower to emerge and the estimate of damage is more difficult to predict. For these lines of business, more sophisticated actuarial methods, such as the Bornhuetter-Ferguson loss development methods (see “Methods” below) must be employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

When a claim is reported to us, our claims representatives establish a “case reserve” for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator. The individual estimating the reserve considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by our claims staff as more information becomes available. It is our policy to settle each claim as expeditiously as possible.

We maintain incurred but not reported (“IBNR”) reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and payments made to date for reported claims.

Methods Used to Estimate Loss & Loss Adjustment Expense Reserves. We applied the following general methods in projecting loss and loss adjustment expense reserves:

•	Incurred loss development

•	Paid loss development

•	Bornhuetter-Ferguson incurred loss development

•	Bornhuetter-Ferguson paid loss development

Description of Ultimate Loss Estimation Methods. The incurred loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical “age-to-age” loss development factors were calculated to measure the relative development of an accident year from one maturity point to the next. We then selected appropriate age-to-age loss development factors based on these historical factors and used the selected factors to project the ultimate losses.

The paid loss development method is mechanically identical to the incurred loss development method described above. The paid method does not rely on case reserves or claim reporting patterns in making projections.

The validity of the results from using a loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple claim payments, legal changes, or variations in a company’s mix of business from year to year. Also, since the percentage of losses paid for immature years is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimates. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.

The Bornhuetter-Ferguson expected loss projection method based on incurred loss data relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected losses used in this analysis were selected judgmentally. The expected losses are multiplied by the unreported percentage to produce expected unreported losses. The unreported percentage is calculated as one minus the reciprocal of the selected incurred loss development factors. Finally, the expected unreported losses are added to the current reported losses to produce ultimate losses.

The calculations underlying the Bornhuetter-Ferguson expected loss projection method based on paid loss data are similar to the incurred Bornhuetter-Ferguson calculations with the exception that paid losses and unpaid percentages replace reported losses and unreported percentages.

The Bornhuetter-Ferguson method is most useful as an alternative to other models for immature accident years. For these immature years, the amounts reported or paid may be small and unstable and therefore not predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when changing reporting patterns or payment patterns distort the historical development of losses. As noted below, the Company tends to rely more heavily on the incurred Bornhuetter-Ferguson method for its most recent accident years due to the smaller size of each line of business and the instability in incurred and paid amounts.

In estimating our loss reserves for the multi-peril lines of business including homeowners, farmowners and commercial and the general liability line of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2003 to 2006 and the incurred loss development for accident years prior to 2003.

For the property lines of business including special property and personal and commercial auto physical damage as well as the personal and commercial auto liability lines of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2004 to 2006 while the incurred loss development method was used for accident years prior to 2004.

For the workers’ compensation line of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2001 to 2006 and the incurred loss development method for the remaining years. Given the longer tail development of workers’ compensation claims and the fact that the Company’s workers’ compensation book of business is relatively small we placed more reliance on the incurred Bornhuetter-Ferguson method.

Each quarter, we review our loss reviews to ascertain whether new developments have occurred which would require adjustment to our ultimate loss estimates. The quarterly review involves roundtable discussion involving the claims and accounting departments. Discussion is generally focused on claims involving liability and those claims that involve significant judgement. Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Company’s results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at December 31, 2006.

The following table shows the breakdown of our gross loss reserves between reported losses and IBNR losses by segment (in thousands):

	December 31,
	2006	2005
Reported losses
Personal	$6,094	$5,497
Commercial	3,525	2,642
Farm	1,123	1,444
Marine	837	770

	11,579	10,353

IBNR losses
Personal	4,338	3,870
Commercial	3,520	3,775
Farm	486	646
Marine	254	223

	8,598	8,514

Total
Personal	10,432	9,367
Commercial	7,045	6,417
Farm	1,609	2,090
Marine	1,091	993

	$20,177	$18,867

The following table shows the activity in the loss and LAE reserve balances of the Company for the years ended December 31, 2006, 2005 and 2004, prepared in accordance with accounting principles generally accepted in the United States of America.

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Balance, beginning of year	$18,867	$18,973	$13,878
Less reinsurance balance recoverable	5,934	9,187	7,742

Net balance, beginning of year	12,933	9,786	6,136
Incurred related to:
Current year	22,790	23,059	17,705
Prior years	(5,224)	(2,355)	(666)

Total incurred	17,566	20,704	17,039
Paid related to:
Current year	14,463	13,835	11,393
Prior years	2,889	3,722	1,996

Total paid	17,352	17,557	13,389

Net balance, end of year	13,147	12,933	9,786
Plus reinsurance balance recoverable	7,030	5,934	9,187

Balance, end of year	$20,177	$18,867	$18,973

In 2006, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $5,224,000 which represents 40.4% of the net loss and LAE reserves as of the beginning of the year. During 2006, all product lines experienced favorable development as follows: homeowners—$1,340,000, personal auto—$1,329,000, commercial multi-peril—$1,247,000, workers compensation—$715,000, farm— $379,000 while the remaining product lines had redundant development of $214,000. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2006. The favorable development was concentrated in accident years 2003 through 2005 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves.

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

In 2004, the Company experienced favorable development on losses and LAE for prior accident years of $666,000 which represents 10.9% of net loss and LAE reserves as of the beginning of the year. The favorable development was concentrated in the commercial segment’s product lines of commercial multiple peril and workers compensation which experienced favorable development of $1,076,000 primarily in accident years 2000, 2002 and 2003. During 2003, the Company strengthened its reserves in the commercial segment because the Company’s actuarial projections indicated higher ultimate losses on prior accident years driven primarily by the volatility in claim development within the newer product lines within the commercial segment. Throughout 2004 the development on commercial losses was less than what was expected as the settlement of reported cases was favorable. The homeowner and farm product lines experienced adverse development of $344,000 resulting from the normal claims review process, and not from changes in key assumptions or reserving methods.

The following table shows the development of our reserves for unpaid losses and LAE on a GAAP basis for each of the years ended December 31, from 1996 to 2006. The line in the table titled “Net liability for loss and LAE,” shows the initial reserves at the balance sheet date, including losses incurred but not reported. The portion of the table titled “Cumulative net paid as of,” shows the cumulative amounts subsequently paid as of successive years with respect to the reserve shown at the top of the table. The portion of the table titled “Re-estimated net liability as of:” shows the re-estimated amount of the previously reported liability for loss and LAE based on experience as of the end of each succeeding year. The estimates of liability for loss and LAE change as more information becomes available about the frequency and severity of claims for individual years. A redundancy (or deficiency) exists when the re-estimated amount of liability at each December 31 is less (or greater) than the prior liability estimate. The “Net cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years and does not present accident year loss development. The portion of the table titled “Gross liability end of year” shows the impact of reinsurance for the years shown, reconciling the net reserves in the upper portion of the table to gross reserves. In evaluating the re-estimated liability and cumulative redundancy (deficiency), it should be noted that each data point includes the effects of changes in amounts for prior periods. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

	As of and for the years ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(in thousands)
Gross liability end of year	$7,451	$8,810	$7,606	$8,942	$7,830	$11,061	$8,677	$13,878	$18,973	$18,867	$20,177
Reinsurance recoverables	1,164	4,234	3,256	5,175	3,611	5,434	4,302	7,742	9,187	5,934	7,030

Net liability end of year	$6,287	$4,576	$4,350	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933	$13,147

Net liability for loss & LAE	$6,287	$4,576	$4,350	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933	$13,147

Cumulative net paid as of:
One year later	4,772	1,641	2,191	2,085	3,798	3,815	3,000	1,996	3,722	2,889
Two years later	4,933	2,727	2,309	3,068	4,973	5,156	3,807	3,007	2,905
Three years later	5,283	3,261	2,847	3,419	5,778	5,552	4,415	2,617
Four years later	5,400	3,561	3,012	3,862	5,928	5,570	4,373
Five years later	5,541	3,656	3,234	3,867	5,884	5,484
Six years later	5,559	3,782	3,219	3,889	5,819
Seven years later	5,683	3,766	3,241	3,912
Eight years later	5,683	3,807	3,261
Nine years later	5,732	3,807
Ten years later	5,732
Re-estimated net liability as of:
One year later	5,020	3,304	3,758	3,372	5,384	5,315	5,462	5,470	7,431	7,709
Two years later	5,702	3,578	3,099	3,610	5,747	6,083	5,547	4,786	4,910
Three years later	5,539	3,576	3,161	3,835	6,191	6,318	5,385	3,538
Four years later	5,447	3,629	3,296	4,114	6,245	6,233	4,917
Five years later	5,529	3,763	3,450	4,125	6,159	5,909
Six years later	5,606	3,863	3,459	4,135	6,099
Seven years later	5,701	3,872	3,485	4,210
Eight years later	5,699	3,891	3,483
Nine years later	5,751	3,894
Ten years later	5,751

Net cumulative redundancy (deficiency)	$536	$682	$865	$(443)	$(1,880)	$(282)	$(542)	$2,598	$4,876	5,224

Gross re-estimated liability—latest	$8,084	$8,760	$8,638	$8,924	$13,563	$12,008	$11,568	$11,794	$14,416	$13,556
Re-estimated reinsurance recoverables	2,333	4,869	5,153	4,789	7,404	5,775	6,183	7,008	6,985	5,847

Net re-estimated liability—latest	$5,751	$3,891	$3,485	$4,135	$6,159	$6,233	$5,385	$4,786	$7,431	$7,709

Gross cumulative (deficiency) redundancy	$(633)	$50	$(1,032)	$18	$(5,733)	$(947)	$(2,891)	$2,084	$4,557	$5,311

Investments. At December 31, 2006 and 2005, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and any corresponding deferred tax asset valuation allowance, reported as a component of accumulated other comprehensive income or loss until realized.

The Company reviews the status and market value changes of its investment portfolio on at least a quarterly basis during the year, and any provisions for other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to an investment’s market price history and its intent and ability to hold fixed maturity investments until maturity, considers the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations, in their totality to reach its conclusions. When a security in the Company’s investment portfolio has an unrealized loss in value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the statement of operations. Any future increases in the market value of investments written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within stockholders’ equity.

Reinsurance. The Company accounts for reinsurance contracts under the provisions of Statement of Financial Accounting Standards (“SFAS”), No. 113, “Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts.” Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk with respect to the individual reinsurer that participates in its ceded programs to minimize its exposure to significant losses from reinsurer insolvencies. When necessary the Company holds collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Services.

Federal Income Taxes. Deferred federal income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Results Of Operations—Fiscal Years Ended December 31, 2006 and 2005

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our consolidated statements of income for the years ended December 31, 2006 and 2005. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2006	2005	Dollar	Percentage
Underwriting gain (loss)
Personal	$4,129,003	$4,399,461	$(270,458)	(6.1)%
Commercial	2,659,237	791,719	1,867,518	235.9%
Farm	1,011,147	499,411	511,736	102.5%
Marine	285,404	(146,765)	432,169	294.5%

Total underwriting gain	8,084,791	5,543,826	2,540,965	45.8%

Other revenue (expense) items
Net investment income	1,887,719	1,688,853	198,866	11.8%
Net realized gains (losses) on investments	519,835	608,819	(88,984)	(14.6)%
Other income	417,392	397,673	19,719	5.0%
Interest expense	(228,403)	(308,805)	80,402	(26.0)%

Total other revenue (expense) items	2,596,543	2,386,540	210,003	8.8%

Income before federal income taxes	10,681,334	7,930,366	2,750,968	34.7%
Federal income tax benefit (expense)	(3,466,001)	1,151,903	(4,617,904)	400.9%

Net income	$7,215,333	$9,082,269	$(1,866,936)	(20.6)%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the years ended December 31, 2006 and 2005.

	2006	2005	Change	% Change
Direct premiums written	$48,869,232	$45,515,864	$3,353,368	7.4%

Net premiums written	$40,263,135	$39,512,088	$751,047	1.9%

Net premiums earned	$39,249,248	$38,755,853	$493,395	1.3%
Loss and LAE	17,564,611	20,703,929	(3,139,318)	(15.2)%
Policy acquisition and other underwriting expenses	13,599,846	12,508,098	1,091,748	8.7%

Underwriting gain (loss)	$8,084,791	$5,543,826	$2,540,965	45.8%

Loss and LAE ratio	44.8%	53.4%	(8.7)%
Policy acquisition and other underwriting expense ratio	34.6%	32.3%	2.4%
Combined ratio	79.4%	85.7%	(6.3)%

Premiums. Direct premiums written by major business segment for the years ended December 31 was as follows:

	2006	2005	$ Change	% Change
Personal	$32,954,734	$29,754,337	3,200,397	10.8%
Commercial	8,999,194	9,178,470	(179,276)	(2.0)%
Farm	5,013,733	4,813,392	200,341	4.2%
Marine	1,901,571	1,769,665	131,906	7.5%

	$48,869,232	$45,515,864	3,353,368	7.4%

Overall, direct premiums written were up 7.4% with new business premiums increasing 14.0% and renewal premiums up 6.7%. The total in-force policy count continues to grow and is up 7.4%. Direct premiums written for the personal segment increased 10.8% driven by growth in both new and renewal premium volume which increased 34.8% and 8.0%, respectively. Growth in the personal segment is driven by a combination of maintaining a high retention ratio, securing several agent books of business transfers and the roll-out of the Company’s web based rating platform—Fremont Complete for the personal auto line during the third quarter of 2006. The two largest product lines within the personal segment are personal auto and homeowners. Direct premiums written for the personal auto and homeowners product lines increased 24.0% and 4.2%, respectively, during 2006 compared to 2005. The total in-force policy count for the personal segment increased 9.0% driven by personal auto which was up 33.0%.

Direct premiums written for the commercial segment decreased 2.0%. The decline is due to an 8.7% decrease in commercial package (CPP) premium volume which is more susceptible to competitive pricing in the current soft market. Given the Company’s commitment to maintaining its underwriting discipline several larger commercial accounts were lost as a result of competitive pricing that was deemed unacceptable and inappropriately priced given the risk level of the exposure. Despite growth in other commercial products including businessowners (BOP) up 5.4%, commercial auto up 2.3% and workers compensation up 4.4%, these were not enough to offset the decline in the CPP product line. Despite the continued soft market in commercial throughout 2006 our in-force policy count did increase 4.0% and was a result of continued focus on maintaining our renewals and the introduction of our web based rating platform—Fremont Complete for the BOP line in early 2006.

Farm direct premiums written increased 4.2% with both new and renewal premiums up 1.1% and 5.0%, respectively. The premium growth was driven by rate increases of approximately 3.7% in 2005 and 4.9% in 2006. Direct premiums written for the marine segment increased 7.5% driven by renewal premiums which were up 14.3%. New business premium volume was down 14.5% as a result of increased competition for Michigan boat business as well as the stagnant Michigan economy.

Net premiums written by business segment for the years ended December 31 were as follows:

	2006	2005	$ Change	% Change
Personal	$26,715,542	$25,360,953	1,354,589	5.3%
Commercial	7,537,315	8,115,201	(577,886)	(7.1)%
Farm	4,339,772	4,405,291	(65,519)	(1.5)%
Marine	1,670,506	1,630,643	39,863	2.4%

	$40,263,135	$39,512,088	751,047	1.9%

Net premiums written increased $751,000 due to a combination of normal volume growth, offset by an increase in current year ceded premiums written coupled with the impact from the quota share agreement in 2005. Net premiums written in 2005 included $1,400,000 related to the quota share reinsurance agreement which was placed into runoff on December 31, 2003. During 2005 the Company recognized $1,400,000 of profit commission under the quota share reinsurance agreement which reduced both ceded premiums written as well as ceded premiums earned and conversely increased both net premiums written and earned. Net premiums written for 2005 excluding the quota share impact would have been approximately $38,112,000 resulting in an increase of approximately $2,151,000 as compared to 2006. The change in net premiums written was affected by an increase of $3,353,000 due to the overall increase in direct premiums written offset by growth in ceded premiums written under the Company’s ongoing reinsurance agreements of approximately $1,202,000.

Net premiums earned by major business segment for the years ended December 31 was as follows:

	2006	2005	$ Change	% Change
Personal	$25,752,956	$24,758,161	994,795	4.0%
Commercial	7,666,666	8,163,707	(497,041)	(6.1)%
Farm	4,222,485	4,304,745	(82,260)	(1.9)%
Marine	1,607,141	1,529,240	77,901	5.1%

	$39,249,248	$38,755,853	493,395	1.3%

Net premiums earned increased $493,000 due to a combination of normal volume growth, offset by an increase in current year ceded premiums earned coupled with the impact from the quota share agreement which occurred during 2005. Net premiums earned for 2005 included $1,400,000 related to the quota share reinsurance agreement which was placed into runoff on December 31, 2003. As noted above, during 2005 the Company recognized $1,400,000 of profit commission under the quota share reinsurance agreement which reduced both ceded premiums written as well as ceded premiums earned and conversely increased both net premiums written and earned. Net premiums earned for 2005 excluding the quota share impact would have been approximately $37,356,000 resulting in an increase of approximately $1,894,000 as compared to 2006. The change in net premiums earned was affected by an increase of $3,094,000 due to the overall increase in direct premiums earned offset by growth in ceded premiums earned under the Company’s ongoing reinsurance agreements of approximately $1,201,000.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2006	2005	$ Change	% Change
Loss and LAE:
Personal	$12,700,566	$12,368,229	$332,337	2.7%
Commercial	2,350,933	4,737,226	(2,386,293)	(50.4)%
Farm	1,748,249	2,416,018	(667,769)	(27.6)%
Marine	764,863	1,182,456	(417,593)	(35.3)%

	$17,564,611	$20,703,929	$(3,139,318)	(15.2)%

Incurred Claim Count:
Personal	4,880	4,182	698	16.7%
Commercial	454	476	(22)	(4.6)%
Farm	361	332	29	8.7%
Marine	165	172	(7)	(4.1)%

	5,860	5,162	698	13.5%

Average Loss and LAE per Claim:
Personal	$2,603	$2,957	$(355)	(12.0)%
Commercial	5,178	9,952	(4,774)	(48.0)%
Farm	4,843	7,277	(2,434)	(33.5)%
Marine	4,636	6,875	(2,239)	(32.6)%

	$2,997	$4,011	$(1,013)	(25.3)%

Loss and LAE Ratio:
Personal	49.3%	50.0%
Commercial	30.7%	58.0%
Farm	41.4%	56.1%
Marine	47.6%	77.3%

	44.8%	53.4%

Loss and LAE decreased approximately $3,139,000 or 15.2% in 2006 as compared to 2005. The decrease is attributed to favorable development of $5,224,000 experienced during 2006 on prior years’ reserves compared to favorable development of $2,355,000 experienced during 2005. The increase in favorable development during 2006 is a result of downward development of individual case reserves and loss adjustment expense reserves. The loss and LAE ratio declined to 44.8% in 2006 compared to 53.4% in 2005.

The personal segment’s loss and LAE increased $332,000 or 2.7% which included an increase of $1,486,000 in personal auto offset by a $1,082,000 decrease in homeowners while other personal product lines experienced a decrease of $72,000. The increase in loss and LAE for personal auto is driven by continued growth in this product line. During 2006, direct premiums written for personal auto increased 24% while the claim count for personal auto claims increased 20%. The increased claim activity in personal auto was primarily from auto physical damage claims and is consistent with management’s expectations. Offsetting the increased loss and LAE from personal auto volume growth was favorable development of $1,071,000 experienced during 2006 primarily on accident years 2005, 2003 and 2001. The decrease in loss and LAE for homeowners is caused primarily by favorable loss development of $1,340,000 from accident years 2003 through 2005. The increase in the personal segment’s incurred claim count is driven primarily by personal auto which experienced a claim count increase of 510 during 2006 while the remaining claim count increase of 188 is from the homeowner product line. The loss and LAE ratio remained fairly consistent in 2006 at 49.3% compared to 50% in 2005 as a result of higher loss and LAE in personal auto offset by favorable loss development in both personal auto and homeowners.

The commercial segment’s loss and LAE decreased $2,386,000 or 50.4% in 2006 while the loss and LAE ratio dropped from 58% in 2005 to 30.7% in 2006. The improvement was concentrated in the workers’ compensation and commercial multi-peril product lines. Loss and LAE in the workers compensation product line decreased approximately $1,357,000 which included favorable reserve development of approximately $715,000 concentrated in accident years 2002 through 2005. The rest of the decrease was due to higher incurred loss and LAE in 2005 as a result of reserve strengthening which occurred during 2005. During 2005 the Company strengthened its reserves for the workers compensation line so that the ultimate loss estimates were more in line with industry averages resulting in an increase of approximately $904,000 in loss and LAE in 2005. During 2006 as prior years’ claims continued to develop and settle the ultimate losses are settling for less than estimated. Loss and LAE for the commercial multi-peril product lines decreased approximately $977,000 during 2006 which included favorable reserve development of approximately $1,247,000 primarily from accident years 2003 through 2005. The favorable reserve development on prior accident years was offset by an increase in 2006 accident year loss and LAE for the commercial multi-peril product line. The increase is driven by a higher expected loss ratio for the commercial multi-peril product lines as a result of the current soft market conditions and relatively flat rate increases experienced during 2006.

The farm segment experienced a decline in incurred loss and LAE of $668,000 as well as a drop in its loss and LAE ratio from 56.1% in 2005 to 41.4% in 2006. The decrease in incurred loss and LAE was attributed to fewer fire related losses experienced in 2006 compared to 2005 as well as favorable reserve development. The marine segment, the Company’s smallest segment, experienced a decline in incurred loss and LAE of $418,000 and a decrease in its loss and LAE ratio from 77.3% in 2005 to 47.6% in 2006. The decreases are driven by a drop in claim severity.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the years ended December 31 were as follows:

	2006	2005	Change	% Change
Amortization of deferred policy acquisition costs	$6,842,734	$6,382,257	$460,477	7.2%
Other underwriting expenses	6,757,112	6,125,841	631,271	10.3%

Total policy acquisition and other underwriting expenses	$13,599,846	$12,508,098	$1,091,748	8.7%

Net premiums earned	$39,249,248	$38,755,853	$493,395	1.3%

Expense ratio	34.6%	32.3%	2.4%

Amortization of deferred policy acquisition costs increased $460,000 during 2006 due to the increase in premium volume as compared to the prior year. Items affecting the increase in other underwriting expenses include an increase of $144,000 in salaries and benefits, an increase of $179,000 in underwriting survey and inspection costs and an increase of $302,000 in depreciation driven primarily by capitalized costs associated with the Company’s web-based rating platform—Fremont Complete. The expense ratio, defined as the ratio of policy acquisition and other underwriting expenses to net premiums earned, increased to 34.6% from 32.3%. The increase in the ratio is driven by higher depreciation costs as well as higher underwriting survey and inspection costs. The increase in underwriting survey and inspection costs is due to the growth in the personal auto line. As part of the underwriting process the Company obtains motor vehicle records and prior loss history records in order to properly rate an auto policy. The Company utilizes several vendors to obtain this data and pays a transaction fee for obtaining the data. The increase is driven by the premium volume growth in personal auto of 24.0% in 2006.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the years ended December 31 are as follows:

	2006	2005	Change	% Change
Fixed maturities	$1,895,827	$1,658,852	$236,975	14.3%
Equity securities	136,503	183,883	(47,380)	(25.8)%
Cash and cash equivalents	171,428	111,580	59,848	53.6%

Gross investment income	2,203,758	1,954,315	249,443	12.8%
Less: Investment expenses	(316,039)	(265,462)	50,577	19.1%

Net investment income	$1,887,719	$1,688,853	$198,866	11.8%

Average invested assets (amortized cost basis)	$56,642,910	$49,239,808	$7,403,102	15.0%

Rate of return on average invested assets	3.3%	3.4%	(0.1)%

Gross investment income from fixed maturities increased $237,000 due primarily to an increase in invested assets within the fixed portfolio particularly in the area of tax-exempt securities. The Company invests in both taxable and tax-exempt fixed maturity securities. For 2006, the average assets in the taxable portfolio increased about 1% from 2005 levels, to just over $35 million. Income from this portion of the portfolio increased by 4%, however, as a result of higher interest rates which helped to push up the book yield. These effects combined to increase income from the taxable portfolio by about $70,000 over 2005 levels. The tax-exempt portfolio saw a more significant increase in both assets and income in 2006. The tax-exempt portfolio nearly doubled in size, averaging almost $9 million over the year and actually ending the year at over $13 million. Tax-exempt rates were fairly stable over time, but they allow the Company to capture a higher after-tax return than in the taxable portfolio. This increase in assets added over $160,000 in tax-exempt income when compared to 2005 levels.

Gross investment income from the equity portfolio decreased due to a decline in dividend income received on the portfolio. During 2005 and 2006 the Company liquidated its holdings in common and preferred stocks and shifted those investments into mutual funds. As a result of this shift the dividend income went down as the mutual funds held by the Company do not pay the regular dividends that had been traditionally paid by the common and preferred stocks historically held by the Company. The decline in investment income from the equity portfolio has been offset by an increase of $220,000 in net realized gains as a result of an increase in capital gains distribution paid by the mutual funds held by the Company. Gross investment income from cash and cash equivalents increased in 2006 due to a higher invested asset base coupled with increased yields during 2006. The increase in investment expenses is due to higher outside investment management fees as a result of the increase in invested assets coupled with increased internal costs allocated to managing the investment portfolio.

The decline in the rate of return on average invested assets was driven by the aforementioned decrease in gross investment income from the equity portfolio. However, as noted above, the decrease was recouped through an increase in net realized gains from the equity portfolio of approximately $220,000.

Net realized gains from the portfolio for the years ended December 31 are as follows:

	2006	2005	Change	% Change
Net realized gains (losses)—fixed maturities	$(39,670)	$269,186	$(308,856)	(114.7)%
Net realized gains (losses)—equity securities	559,505	339,633	219,872	64.7%

Total net realized gains (losses)	$519,835	$608,819	$(88,984)	(14.6)%

The decrease in net realized gains from the fixed maturity portfolio is due to less activity during 2006. During 2005 the Company focused on reducing the duration in the fixed maturity portfolio in order to temper the fluctuations in the market value of the portfolio. This resulted in a higher volume of selling activity resulting in net realized gains on the sale of fixed maturity securities of $269,000. The increase in net realized gains on the sale of equity securities is driven by an increase in capital gains distributions from mutual funds held by the Company.

Other Income, Net. Other income, net which includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items increased 5.0% to $417,000 in 2006 compared to $398,000 in 2005.

Interest Expense. Interest expense decreased approximately $81,000 to $228,000 in 2006 from $309,000 in 2005. The decrease is due to the decline in the balance of the quota share funds withheld account. The quota share agreement was commuted on March 31, 2006 thereby eliminating any future interest expense associated with this account.

Federal Income Tax. During the year ended December 31, 2006 the Company recorded income tax expense of $3,466,000 resulting in an effective tax rate of 32.4%. Federal income taxes do not bear the usual relationship to pre-tax income primarily as a result of the effects of non-taxable investment income and other provision to return variances as well as the change to the deferred tax asset valuation allowance. During the year ended December 31, 2005 the Company recorded an income tax benefit of approximately $1,152,000 resulting in an effective tax rate of 14.5%. For 2005, federal income taxes did not bear the usual relationship to pre-tax income primarily as a result of the effects of the reduction of the deferred tax asset valuation allowance, non-taxable investment income and other provision to return variances. During the quarter ended September 30, 2005 the Company’s management reassessed the need for a full valuation allowance, and based on all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, concluded that a full valuation allowance was no longer necessary. As a result, the valuation allowance was reduced by approximately $3,855,000 which is reflected in the 2005 income tax benefit. The Company’s federal income tax expense excluding the effect of the change in the valuation allowance was $2,704,000 resulting in an effective tax rate of 34.1% for the year ended December 31, 2005.

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

			Change
	2005	2004	Dollar	Percentage
Underwriting gain (loss)
Personal	$4,399,461	$(1,654,811)	$6,054,272	365.9%
Commercial	791,719	2,424,210	(1,632,491)	(67.3)%
Farm	499,411	(116,021)	615,432	530.4%
Marine	(146,765)	(111,621)	(35,144)	(31.5)%

Total underwriting gain	5,543,826	541,757	5,002,069	923.3%
Other revenue (expense) items
Net investment income	1,688,853	1,176,056	512,797	43.6%
Net realized gains (losses) on investments	608,819	276,520	332,299	120.2%
Other income	397,673	385,670	12,003	3.1%
Interest expense	(308,805)	(486,963)	178,158	(36.6)%
Demutualization expense	—	(302,050)	302,050	(100.0)%

Total other revenue (expense) items	2,386,540	1,049,233	1,337,307	127.5%

Income before federal income taxes	7,930,366	1,590,990	6,339,376	398.5%
Federal income tax benefit (expense)	1,151,903	(78,452)	1,230,355	1568.3%

Net income	$9,082,269	$1,512,538	$7,569,731	500.5%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the years ended December 31:

	2005	2004	Change	% Change
Direct premiums written	$45,515,864	$41,971,058	$3,544,806	8.4%

Net premiums written	$39,512,088	$36,504,193	$3,007,895	8.2%

Net premiums earned	$38,755,853	$27,195,990	$11,559,863	42.5%
Loss and LAE	20,703,929	17,038,693	3,665,236	21.5%
Policy acquisition and other underwriting expenses	12,508,098	9,615,540	2,892,558	30.1%

Underwriting gain (loss)	$5,543,826	$541,757	$5,002,069	923.3%

Loss and LAE ratio	53.4%	62.7%	(9.2)%
Policy acquisition and other underwriting expense ratio	32.3%	35.4%	(3.1)%
Combined ratio	85.7%	98.1%	(12.4)%

Premiums. Direct premiums written by major business segment for the years ended December 31 was as follows:

	2005	2004	$ Change	% Change
Personal	$29,754,337	$26,659,272	3,095,065	11.6%
Commercial	9,178,470	9,221,414	(42,944)	(0.5)%
Farm	4,813,392	4,565,985	247,407	5.4%
Marine	1,769,665	1,524,387	245,278	16.1%

	$45,515,864	$41,971,058	3,544,806	8.4%

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

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2005	2004	$ Change	% Change
Loss and LAE:
Personal	$12,368,229	$12,539,184	$(170,955)	(1.4)%
Commercial	4,737,226	1,747,705	2,989,521	171.1%
Farm	2,416,018	1,998,514	417,504	20.9%
Marine	1,182,456	753,290	429,166	57.0%

	$20,703,929	$17,038,693	$3,665,236	21.5%

Incurred Claim Count:
Personal	4,182	3,694	488	13.2%
Commercial	476	536	(60)	(11.2)%
Farm	332	382	(50)	(13.1)%
Marine	172	154	18	11.7%

	5,162	4,766	396	8.3%

Average Loss and LAE per Claim:
Personal	$2,957	$3,394	$(437)	(12.9)%
Commercial	9,952	3,261	6,692	205.2%
Farm	7,277	5,232	2,045	39.1%
Marine	6,875	4,891	1,983	40.5%

	$4,011	$3,575	$436	12.2%

Loss and LAE Ratio:
Personal	50.0%	74.5%
Commercial	58.0%	27.1%
Farm	56.1%	68.6%
Marine	77.3%	75.9%

	53.4%	62.7%

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

The Company’s net loss and LAE ratio declined to 53.4% in 2005 compared to 62.7% in 2004 as a result of the quota share runoff, overall favorable loss experience during 2005 as compared to 2004 as well as redundant development on prior year reserves. As noted above, the Company’s net premium earned increased $8,589,000 due to the decline in earned premium ceded under the quota share agreement. While at the same time loss and LAE increased only $4,605,000 due to the decline in ceded loss and LAE under the quota share agreement.

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

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the years ended December 31 were as follows:

	2005	2004	Change	% Change
Amortization of deferred policy acquisition costs	$6,382,257	$3,286,328	$3,095,929	94.2%
Other underwriting expenses	6,125,841	6,329,212	(203,371)	(3.2)%

Total policy acquisition and other underwriting expenses	$12,508,098	$9,615,540	$2,892,558	30.1%

Net premiums earned	$38,755,853	$27,195,990	$11,559,863	42.5%

Expense ratio	32.3%	35.4%	(3.1)%

Amortization of deferred policy acquisition costs increased $2,391,000 during 2005 due to the reduction in the quota share reinsurance ceding commission income component of deferred policy acquisition costs. The remaining increase of $705,000 is due to the increase in premium volume as compared to the prior year. Items affecting the decline in other underwriting expenses include a decrease of $490,000 in the net periodic benefit cost related to the post-retirement benefit plan as a result of the plan amendment made at the end of 2004 coupled with a decrease of $128,000 in assessments from state mandated associations and guaranty funds. These decreases were offset by an increase in agent marketing incentives and profit sharing commissions of $219,000 and an increase in salaries and wages of $227,000 as a result of annual merit increases and the accrual of employee profit sharing which is directly tied to the performance and profitability of the Company. The expense ratio, defined as the ratio of policy acquisition and other underwriting expenses to net premiums earned, decreased to 32.3% from 35.4%. The decline in the ratio is due to the previously mentioned decrease in other underwriting expenses coupled with the increase in net premiums earned which is primarily attributable to the effects of the quota share runoff.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the years ended December 31 are as follows:

	2005	2004	Change	% Change
Fixed maturities	$1,658,852	$1,373,166	$285,686	20.8%
Equity securities	183,883	146,637	37,246	25.4%
Cash and cash equivalents	111,580	61,389	50,191	81.8%

Gross investment income	1,954,315	1,581,192	373,123	23.6%
Less: Investment expenses	(265,462)	(405,136)	(139,674)	(34.5)%

Net investment income	$1,688,853	$1,176,056	$512,797	43.6%

Average invested assets (amortized cost basis)	$49,239,808	$39,871,879	$9,367,929	23.5%

Rate of return on average invested assets	3.4%	2.9%	0.5%

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

Net realized gains from the portfolio for the years ended December 31 are as follows:

	2005	2004	Change	% Change
Net realized gains (losses)—fixed maturities	$269,186	$34,247	$234,939	686.0%
Net realized gains (losses)—equity securities	339,633	242,273	97,360	40.2%

Total net realized gains (losses)	$608,819	$276,520	$332,299	120.2%

The increase in net realized gains is due to more selling activity during 2005 compared to 2004. During 2005, the Company continued to shift its equity portfolio from common stocks to mutual funds resulting in net realized gains from the sale of equity securities of $439,000 offset by realized losses of $100,000 related to two equity investments that the Company deemed to be other than temporarily impaired. During the year ended December 31, 2005 the Company focused on reducing the duration in the fixed maturity portfolio in order to temper the fluctuations in the market value of the portfolio. This resulted in net realized gains on the sale of fixed maturity securities of $269,000 during the year ended December 31, 2005.

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

Cash flow provided by operations was $8,303,000 in 2006 compared to $6,745,000 in 2005, an increase of $1,558,000. During the year ended December 31, 2006 as compared to 2005 premiums collected increased $956,000 due to increased premium writings, net loss and LAE paid increased $503,000 while policy acquisition and other underwriting expenses paid decreased $179,000. During the year ended December 31, 2006, net cash used under the quota share funds withheld account was $39,000 while during the same period in 2005 net cash used was $1,827,000, a change of $1,787,000. Cash paid for income taxes increased $975,000 due to an increase in taxable income during 2006 compared to 2005. Other cash provided by operational activities increased $114,000 during the year ended December 31, 2006 compared to 2005.

Cash flow used in investing activities was $5,258,000 and $8,875,000 during the years ended December 31, 2006 and 2005, respectively, a decrease of $3,617,000. During 2006, net cash invested into the Company’s investment portfolio was $3,972,000 compared to $8,372,000 which was placed into the portfolio during 2005. At December 31, 2006, the Company is maintaining a higher cash and cash equivalent balance due to anticipated cash flow requirements during 2007, specifically the maturity of our surplus notes in September 2007 which amount to $2,890,000. As a result, the Company did not place as much cash into the investment portfolio during 2006 as compared to 2005. Despite the decrease in cash placed into the investment portfolio during 2006, the Company invested approximately $1,302,000 in capital expenditures, the majority of which related to Fremont Complete, the Company’s web based rating platform. As of December 31, 2006, product lines that are available through Fremont Complete include personal auto and business owners. During 2007, the Company expects to expand the product lines available through Fremont Complete to include homeowners, mobilowners and marine which will require additional investment.

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

Our debt structure consists of surplus notes which carry a 7 percent interest rate and mature on September 30, 2007. At December 31, 2006 and December 31, 2005, the Company had approximately $2,890,000 of Series B Surplus Notes outstanding. The Company expects to payoff the surplus notes in September 2007 from its existing cash and cash equivalents.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The Holding Company has not paid and does not intend to pay dividends in the foreseeable future and cannot assure our stockholders that dividends will be paid in the future. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The annual future cash requirements of the Holding Company are not foreseen to be significant. They will include director fees and other administrative expenses related to annual filings such as income tax returns and other compliance type filings. As of December 31, 2006 the Holding Company had a cash balance of $132,000.

The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and she does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ending December 31, 2007, the Insurance Company can pay a non-extraordinary dividend of up to $6,725,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the company continue to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

Income Taxes

In accordance with FASB Statement No. 109, Accounting for Income Taxes, we may recognize certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss (NOL) and Alternative Minimum Tax (AMT) credit carry-forwards we have available. At December 31, 2006, the Company has NOL carryforwards of approximately $7,748,000 and an AMT credit carryforward of approximately $358,000. The AMT credit carryforward can be carried forward indefinitely. The NOL carryforward expires as follows:

2010	$1,966,000
2011	1,641,000
2012	1,764,000
2018	13,000
2019	898,000
2021	1,466,000

$7,748,000

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has a contractual obligation with respect to its outstanding surplus notes and loss and LAE reserves which are recorded as liabilities in our financial statements. In addition, the Company is contractually committed to make certain minimum lease payments for the use of equipment under operating lease agreements. The following table summarizes our significant contractual obligations and commitments as of December 31,

2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding surplus notes. Additional information regarding these obligations is provided in Note 9—Surplus Notes and Note 11—Lease Agreements to the financial statements of the Company. The table below does not include contractual obligations with respect to our employee benefit plans, which are described more fully in Note 10—Employee Retirement Plans to the Company’s financial statements.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Loss and LAE reserves	$20,177	$10,979	$5,827	$2,018	$1,353
Surplus notes and interest	3,244	3,244	—	—	—
Operating leases	34	23	11	—	—

Total	$23,455	$14,246	$5,838	$2,018	$1,353

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$41,180	$(3,779)
1%	43,109	(1,850)
0	44,959	—
-1%	46,730	1,771
-2%	48,423	3,464

Credit Risk. The quality of our fixed maturity portfolio is generally good. At December 31, 2006, all of our fixed maturity securities were rated by Moody’s as investment grade.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan InsuraCorp, Inc.

Fremont, MI

We have audited the accompanying consolidated balance sheets of Fremont Michigan InsuraCorp, Inc. and subsidiary (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont Michigan InsuraCorp, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, to adopt Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

BDO Seidman, LLP

Grand Rapids, Michigan

March 20, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Fremont Michigan InsuraCorp, Inc.

In our opinion, the consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Fremont Michigan InsuraCorp, Inc. and its subsidiary (the “Company”) for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 31, 2004 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Grand Rapids, Michigan

February 18, 2005

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Investments:
Fixed maturities available for sale, at fair value	$44,959,266	$41,644,429
Equity securities available for sale, at fair value	11,689,756	9,508,185
Mortgage loans on real estate from related parties	260,808	262,294

Total investments	56,909,830	51,414,908
Cash and cash equivalents	4,598,843	1,542,581
Premiums due from policyholders, net	7,528,683	7,143,537
Amounts due from reinsurers	7,883,153	7,286,936
Prepaid reinsurance premiums	404,016	212,291
Accrued investment income	447,411	402,937
Deferred policy acquisition costs	3,235,383	3,092,618
Deferred federal income taxes	3,070,713	3,774,445
Property and equipment, net of accumulated depreciation	1,771,323	1,082,547
Other assets	28,078	7,827

	$85,877,433	$75,960,627

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$20,176,555	$18,866,814
Unearned premiums	21,463,019	20,437,157
Reinsurance funds withheld and premiums ceded payable	50,313	1,026,340
Accrued expenses and other liabilities	6,867,081	6,903,968
Surplus notes	2,890,288	2,890,288

Total liabilities	51,447,256	50,124,567

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,725,456 and 1,724,256 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,605,096	7,550,304
Retained earnings	25,511,413	18,296,080
Accumulated other comprehensive income (loss)	1,313,668	(10,324)

Total stockholders’ equity	34,430,177	25,836,060

Total liabilities and stockholders’ equity	$85,877,433	$75,960,627

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues:
Net premiums earned	$39,249,248	$38,755,853	$27,195,990
Net investment income	1,887,719	1,688,853	1,176,056
Net realized gains (losses) on investments	519,835	608,819	276,520
Other income, net	417,392	397,673	231,710

Total revenues	42,074,194	41,451,198	28,880,276

Expenses:
Losses and loss adjustment expenses, net	17,564,611	20,703,929	17,038,693
Policy acquisition and other underwriting expenses	13,599,846	12,508,098	9,461,580
Interest expense	228,403	308,805	486,963
Demutualization expenses	—	—	302,050

Total expenses	31,392,860	33,520,832	27,289,286

Income before federal income tax expense (benefit)	10,681,334	7,930,366	1,590,990
Federal income tax expense (benefit)	3,466,001	(1,151,903)	78,452

Net income	$7,215,333	$9,082,269	$1,512,538

			For the Period October 16 through December 31
Net income after conversion			$902,711
Basic income per share	$4.18	$5.27	$0.52
Diluted income per share	$4.10	$5.24	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2006, 2005 and 2004

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance, December 31, 2003	$—	$—	$—	$—	$7,701,273	$545,906	$8,247,179
Comprehensive income:
Net income					1,512,538		1,512,538
Net unrealized gains on investments, net of taxes						32,579	32,579

Total comprehensive income							1,545,117
Stock-based compensation				7,916			7,916
Conversion of surplus notes and accrued interest into common stock and issuance of common stock (Note 1)				7,504,997			7,504,997

Balance, December 31, 2004	—	—	—	7,512,913	9,213,811	578,485	17,305,209
Comprehensive income:
Net income					9,082,269		9,082,269
Net unrealized losses on investments, net of taxes						(588,809)	(588,809)

Total comprehensive income							8,493,460
Stock-based compensation				37,391			37,391

Balance, December 31, 2005	—	—	—	7,550,304	18,296,080	(10,324)	25,836,060

Comprehensive income:
Net income					7,215,333		7,215,333
Net unrealized gains on investments, net of taxes						799,014	799,014

Total comprehensive income							8,014,347
Adjustment to initially apply FASB No. 158, net of taxes						524,978	524,978
Stock-based compensation				43,867			43,867
Stock options exercised				6,000			6,000
Tax benefit from stock options exercised				4,925			4,925

Balance, December 31, 2006	$—	$—	$—	$7,605,096	$25,511,413	$1,313,668	$34,430,177

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$7,215,333	$9,082,269	$1,512,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	602,687	141,665	120,529
Deferred income taxes	21,675	(3,769,126)	—
Interest expense converted into common stock	—	—	123,695
Stock based compensation expense	43,867	37,391	7,916
Net realized (gains) losses on investments	(519,835)	(608,819)	(276,520)
Gain on sale of property and equipment	(3,543)	—	—
Net amortization of premiums on investments	205,764	250,832	199,776
Excess tax benefit from stock options exercised	(4,925)	—	—
Changes in assets and liabilities:
Premiums due from policyholders	(385,146)	(297,251)	(199,110)
Amounts due from reinsurers	(596,217)	3,385,789	(2,068,092)
Prepaid reinsurance premiums	(191,725)	(5,374)	8,174,176
Accrued investment income	(44,474)	(4,729)	(99,610)
Deferred policy acquisition costs	(142,765)	(231,997)	(2,566,091)
Deferred equity offering expenses	—	—	173,710
Other assets	(20,251)	(4,361)	754
Losses and loss adjustment expenses	1,309,741	(105,773)	5,094,524
Unearned premiums	1,025,862	761,609	1,134,026
Reinsurance funds withheld and premiums ceded payable	(976,027)	(1,992,370)	(5,207,917)
Accrued expenses and other liabilities	763,459	105,196	828,670

Net cash provided by operating activities	8,303,480	6,744,951	6,952,974

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	13,130,310	23,869,886	16,138,756
Proceeds from sales of equity investments	3,308,845	1,927,660	2,538,936
Purchases of fixed maturity investments	(16,527,319)	(29,099,962)	(28,457,755)
Purchases of equity investments	(3,883,545)	(5,808,887)	(4,583,690)
Change in receivable from investments	—	738,820	(739,150)
Issuance of note receivable from related party	(5,200)	(130,000)	—
Repayment of mortgage loans from related party	6,686	3,968	3,738
Purchase of property and equipment	(1,287,920)	(376,109)	(166,616)

Net cash used in investing activities	(5,258,143)	(8,874,624)	(15,265,781)

Cash flows from financing activities:
Proceeds from exercised stock options	6,000	—	5,007,257
Tax benefit from exercised stock options	4,925	—	—

Net cash provided by financing activities	10,925	—	5,007,257

Net (decrease) increase in cash and cash equivalents	3,056,262	(2,129,673)	(3,305,550)

Cash and cash equivalents, beginning of year	1,542,581	3,672,254	6,977,804

Cash and cash equivalents, end of year	$4,598,843	$1,542,581	$3,672,254

Supplemental disclosure of cash flow information:
Federal income taxes paid	$3,025,000	$2,050,000	$42,000

Interest paid	$202,320	$202,320	$371,711

Supplemental disclosure of non-cash financing activities:
Conversion of surplus notes and accrued interest to common stock	$—	$—	$2,497,740

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

Conversion and demutualization

On October 12, 2004, FIC, formerly Fremont Mutual Insurance Company, converted from a mutual to a stock form of insurance company and subsequently on October 15, 2004, all of its outstanding capital stock was transferred to FMIC thereby becoming a wholly owned subsidiary of FMIC. Prior to the conversion and since 1876, Fremont Mutual Insurance Company conducted business as a Michigan domiciled mutual property and casualty insurer. FMIC was formed on November 18, 2003 for the purpose of acquiring all of the stock of FIC. On October 15, 2004 FMIC issued and sold 1,724,236 shares of its Common Stock at $5 per share (the “Conversion”). As part of the Conversion, surplus note holders converted approximately $2,498,000 of principal and accrued interest on surplus notes into common stock of FMIC. The following table presents (in thousands) the net value of the common stock issued as well as the net cash proceeds received as a result of the Conversion:

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

Stock Split

On October 17, 2006, the Company’s Board of Directors approved a two-for-one stock split on its common stock which was accomplished through a stock dividend paid on November 17, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.

Investments

At December 31, 2006 and 2005, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and any corresponding deferred tax asset valuation allowance, reported as a component of accumulated other comprehensive income or loss until realized.

The Company reviews the status and market value changes of its investment portfolio on at least a quarterly basis during the year, and any provisions for other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to an investment’s market price history and its intent and ability to hold fixed maturity investments until maturity, considers the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities markets conditions, and analyst expectations, in their totality to reach its conclusions. When a security in the Company’s investment portfolio has an unrealized loss in value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the statement of operations. Any future increases in the market value of investments written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within stockholders’ equity.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid short-term investments. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Revenue recognition

Insurance premium revenue is recognized on a pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in-force. Generally, premiums are collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums due from policyholders are net of an allowance for doubtful accounts of $32,913 and $79,443 at December 31, 2006 and 2005, respectively.

Other income consists of premium installment charges which are recognized when earned and other miscellaneous income.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Other comprehensive income or loss

The Company presents other comprehensive income or loss as a component of stockholders’ equity on the consolidated statements of stockholders’ equity and comprehensive income. For the years ended December 31, 2006, 2005, and 2004 the components of other comprehensive income consisted of the following:

	2006	2005	2004
Unrealized gain on investments arising during the period	$1,730,463	$14,691	$309,099
Deferred income tax (expense) benefit of unrealized gain (loss) on investments arising during the period	(588,357)	(4,995)	(105,094)
Change in deferred tax valuation allowance	—	(196,685)	105,094

Unrealized gain (loss) on investments arising during the period, net of deferred income taxes and valuation allowance	1,142,106	(186,989)	309,099
Adjustment for pretax realized losses (gains) on investments included in income	(519,835)	(608,819)	(276,520)
Deferred income tax (benefit) expense of realized losses (gains) included in income	176,744	206,998	94,017
Change in deferred tax valuation allowance	—	—	(94,017)

Net unrealized gain (loss) on investments	$799,015	$(588,809)	$32,579

Changes, net of tax, in accumulated other comprehensive income (loss) are presented in the table below:

	Net Unrealized Gains (Losses) on Investments	Cumulative Adjustment to Initially Apply FAS 158, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2003	$545,906	$—	$545,906
Period Change	32,579	—	32,579

Balance, December 31, 2004	578,485	—	578,485
Period Change	(588,809)	—	(588,809)

Balance, December 31, 2005	(10,324)	—	(10,324)
Period Change	799,014	524,978	1,323,992

Balance, December 31, 2006	$788,690	$524,978	$1,313,668

Losses and loss adjustment expense reserves

Losses and loss adjustment expense (“LAE”) reserves represent the estimated liability for reported losses and loss adjustment expenses and actuarial estimates for incurred but not reported losses and loss adjustment expenses based upon the Company’s actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. The methods of making estimates and establishing these reserves are reviewed regularly, and resulting adjustments are reflected in income currently. The liability for losses and loss adjustment expenses is necessarily an estimate and while it is believed to be adequate, the ultimate liability could exceed or be less than such estimate. The anticipated recoverable salvage and subrogation at December 31, 2006 and 2005 was approximately $208,000 and $223,000, respectively.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk with respect to the individual reinsurer that participates in its ceded programs to minimize its exposure to significant losses from reinsurer insolvencies. When necessary the Company holds collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Services.

Property, equipment and depreciation

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method. Estimated useful lives are: building—35 years, computer equipment including software—3 to 5 years and furniture, fixtures and equipment—5 to 7 years. Software is capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 3 years. Maintenance, repairs and minor renewals are charged to expense as incurred. Depreciation expense was $602,687, $141,665 and $120,529 for the years ended December 31, 2006, 2005, and 2004, respectively. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts; any resulting gain or loss is reflected in income.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123. This standard became effective for the Company as of January 1, 2006 and applies to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The adoption did not have a material effect on the consolidated financial statements as the Company previously accounted for stock-based compensation using the fair value method, as prescribed by SFAS 123.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

be effective for the Company beginning January 1, 2007. Based on the Company’s initial analysis of FIN 48 management does not believe that FIN 48 will have a material impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of the provisions of SAB 108 on December 31, 2006 had no impact on the consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“Statement 158”). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 was adopted by the Company as of December 31, 2006. The initial recognition of the funded status of the Company’s defined benefit postretirement plan resulted in an increase in stockholders’ equity of $524,978, which was net of tax expense of $270,443. Statement 158 also requires that the funded status of a plan be measured as of the date of the year-end balance sheet date, with limited exceptions. The Company currently measures its funded status as of the date of the Company’s year-end balance sheet.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 will be effective for the quarter ended March 31, 2008. The Company is currently assessing the impact Statement 159 may have on the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

2. Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at December 31, 2006 and 2005 are as follows:

	2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,074,385	$2,756	$87,898	$5,989,243
States and political subdivisions	13,414,841	37,133	47,155	13,404,819
Corporate securities	11,058,724	901	305,359	10,754,266
Mortgage-backed securities	14,965,481	69,226	223,769	14,810,938

	45,513,431	110,016	664,181	44,959,266

Preferred stocks	—	—	—	—
Common stocks	9,940,606	1,756,784	7,634	11,689,756

	9,940,606	1,756,784	7,634	11,689,756

Total	$55,454,037	$1,866,800	$671,815	$56,649,022

	2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,598,104	$2,977	$97,817	$7,503,264
States and political subdivisions	7,645,905	35	97,858	7,548,082
Corporate securities	15,101,502	34,317	323,027	14,812,792
Mortgage-backed securities	12,016,345	3,358	239,412	11,780,291

	42,361,856	40,687	758,114	41,644,429

Preferred stocks	426,200	—	5,600	420,600
Common stocks	8,380,201	761,894	54,510	9,087,585

	8,806,401	761,894	60,110	9,508,185

Total	$51,168,257	$802,581	$818,224	$51,152,614

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The cost or amortized cost and estimated fair value of fixed maturities at December 31, 2006, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$3,895,367	$3,867,271
Due after one year through five years	9,136,950	8,973,527
Due after five years through ten years	14,317,570	14,130,056
Due after ten years	3,198,063	3,177,474
Mortgage-backed securities	14,965,481	14,810,938

	$45,513,431	$44,959,266

Net investment income for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Fixed maturities	$1,895,827	$1,658,852	$1,373,166
Equity securities	136,503	183,883	146,637
Cash and cash equivalents	171,428	111,580	61,389

Gross investment income	2,203,758	1,954,315	1,581,192

Less: Investment expenses	(316,039)	(265,462)	(405,136)

Net investment income	$1,887,719	$1,688,853	$1,176,056

Net realized gains (losses) on investments for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Gross realized investment gains:
Fixed maturities	$20,682	$306,778	$90,800
Equity securities	597,808	439,220	393,393

	618,490	745,998	484,193

Gross realized investment losses:
Fixed maturities	(60,352)	(37,592)	(56,553)
Equity securities	(38,303)	(99,587)	(151,120)

	(98,655)	(137,179)	(207,673)

Net realized gains on investments	$519,835	$608,819	$276,520

During the year ended December 31, 2005 other-than-temporary impairment losses on available-for-sale equity investments amounted to $98,774 which are included in net realized investment gains (losses) on investments in the consolidated statement of operations. There were no other-than-temporary impairment losses in 2006 or 2004.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Sales of available-for-sale fixed maturities resulted in the following during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Proceeds	$7,450,369	$15,412,617	$9,120,916

Gross gains	$20,682	$306,209	$90,790

Gross losses	$60,352	$37,592	$56,063

The Company engages an investment management consultant for the fixed maturity portfolio. Under the guidelines provided to the investment management consultant the fixed maturity portfolio has experienced a rebalancing during 2006, 2005 and 2004. The focus of the Company’s rebalancing is to improve credit quality, liquidity and diversification within the portfolio, to create a more stable income stream and to enhance long-term total return. During 2006, 2005 and 2004, special attention was given to portfolio duration in order to reduce market value fluctuations in a rising interest rate environment. Despite the Company’s intent and ability to hold fixed maturity investments until maturity, proceeds from the sale of fixed maturity investments increased during 2005 as a result of rebalancing the portfolio.

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,004,990	$3,925	$3,632,444	$83,972	$4,637,434	$87,897
States and political subdivisions	6,131,773	41,048	2,116,552	6,107	8,248,325	47,155
Corporate securities	507,298	6,402	9,838,932	298,958	10,346,230	305,360
Mortgage-backed securities	756,813	652	9,347,753	223,117	10,104,566	223,769

	8,400,874	52,027	24,935,681	612,154	33,336,555	664,181

Preferred stocks	—	—	—	—	—	—
Common stocks	242,992	7,634	—	—	242,992	7,634

	242,992	7,634	—	—	242,992	7,634

Total	$8,643,866	$59,661	$24,935,681	$612,154	$33,579,547	$671,815

As of December 31, 2006, the portfolio included 14 fixed maturity investments and 1 equity investment in an unrealized loss position for less than 12 months and 68 fixed maturity investments in an unrealized loss position for more than 12 months, none of which were trading below 90% of cost or amortized cost. All of the fixed maturity investments in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade investments. While all of these investments are monitored for potential

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These investments have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these investments support the view that these investments were not other-than-temporarily impaired.

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

At December 31, 2006, fixed maturities with a carrying value approximating $404,000 were on deposit with regulatory authorities, as required by law.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Cash and cash equivalents

The carrying amount is a reasonable estimate of fair value.

Mortgage receivables

The carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the mortgage notes.

Surplus notes

The carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the notes.

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed maturities	$44,959,266	$44,959,266	$41,644,429	$41,644,429
Equity securities	11,689,756	11,689,756	9,508,185	9,508,185
Mortgage loans	260,808	260,808	262,294	262,294
Cash and cash equivalents	4,598,843	4,598,843	1,542,481	1,542,481
Financial liability:
Surplus notes	2,890,288	2,890,288	2,890,288	2,890,288

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

Multi-line excess of loss coverage

The excess of loss program is the Company’s primary reinsurance coverage. For all lines of business the Company’s retention on any one risk in 2006 and 2005 was $150,000 and in 2004 the retention was $125,000.

During 2006 and 2005 the property excess of loss coverage provided up to $2,850,000 over the $150,000 retention. During 2004 the property excess of loss coverage provided up to $2,375,000 over the $125,000 retention.

During 2006 and 2005 casualty and workers compensation excess of loss coverage provided up to $4,850,000 over the $150,000 retention. During 2004 casualty and workers compensation excess of loss coverage provided up to $4,875,000 over the $125,000 retention.

There is an annual aggregate deductible feature in the amount of $400,000 that applied to the multi-line contract in 2004.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

An additional workers compensation catastrophe excess of loss program provided an additional $5,000,000 in 2006, 2005 and 2004 of coverage to cover a catastrophic event.

Catastrophic coverage

The Company had 3 layers of catastrophic excess of loss reinsurance providing coverage for up to $22,000,000 in 2006 and 2005 and $20,000,000 in 2004 above a $1,000,000 retention. The Company had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would have lapsed after the second event, in which case the Company would have evaluated the need for a new contract for the remainder of a particular year. During 2006, 2005 and 2004 the coverage could be reinstated for a fee of 100% of the original premium.

Quota share coverage

The Company’s boiler and machinery quota share agreement is primarily an equipment breakdown endorsement to commercial policies. The agreement is a 100% quota share contract with Hartford Steam Boiler. The Company receives a 30% commission on the premium ceded.

During 2003, the Company utilized a multi line quota share agreement which provided coverage for virtually all of the Company’s business. The Company ceded 45% of its premiums and losses on all business except boiler and machinery to the reinsurers. The agreement contained a “loss corridor” provision. Reimbursement stops on losses when the loss and LAE ratio on the premium ceded is between 60% and 74% and resumes when the ratio is between 74% and 82.5%. A loss and LAE ratio that exceeds 82.5% will trigger a “drop down coverage” feature that will reimburse the Company for 100% of the losses between the loss ratios of 60% to 65%. Reimbursement stops between the loss ratios of 65% to 74%. Payment resumes again when the loss ratios are 74% to 85%. Losses in excess of 85% are 100% retained by the Company. The Company received a 36% commission on the ceded premium. The agreement is structured on a funds withheld basis and requires the Company to accrue interest at an annual rate of approximately 2.5%. During 2006, 2005 and 2004 the Company recorded interest expense of approximately $26,000, $106,000 and $150,000, respectively, on the funds withheld balance. The agreement provides that a profit commission will be retained by the Company upon commutation equal to the positive balance in the funds withheld account. During 2005 and 2004 the Company accrued profit commission based on the experience of the underlying business ceded under this agreement of $1,400,000 and $945,000, respectively. The profit commission reduced ceded written and earned premiums.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In addition to ceding a significant portion of its risks to the reinsurer, the agreement also allows the Company to reduce its financial leverage and to realize immediate reimbursement for related upfront acquisition costs, thus adding to its financial capacity. The following table illustrates the effects of the multi-line quota share agreement in effect during 2005 and 2004 on selected financial information of the Company (in thousands):

	As Reported	Amounts Excluding the Effects of the Reinsurance Agreement
	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2005
Net premiums written	$39,512	$38,112
Net premiums earned	38,756	37,356
Loss and LAE, net	20,704	19,341
Income before federal income taxes	7,930	7,999

Statutory surplus	$25,994	$26,063
Ratio of net premiums written to statutory surplus	1.52:1	1.46:1

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2004
Net premiums written	$36,504	$35,424
Net premiums earned	27,196	34,385
Loss and LAE, net	17,039	21,207
Income before federal income taxes	1,591	4,690

Statutory surplus	$20,270	$23,369
Ratio of net premiums written to statutory surplus	1.80:1	1.52:1

Effective March 31, 2006, the Company entered into a commutation agreement with respect to the 2003 multi line quota share agreement. As a result of this commutation, the funds withheld account liability was reduced by approximately $1,053,000 offset by an increase to the loss and loss adjustment expense liability of the same amount. No gain or loss was realized as a result of this commutation.

Facultative

The Company utilizes facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. Coverage is determined on each individual risk. In 2006, the Company obtained coverage ranging from $850,000 up to $4,000,000 for certain commercial properties it insured. In 2005, the Company obtained coverage for commercial properties it insured in excess of $1,000,000. During 2005 the range of coverage was from $100,000 up to $3,925,000. In 2004, the Company obtained coverage for commercial properties it insured in excess of $2,500,000. During 2004 the range of coverage was from $500,000 up to $5,000,000.

Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company. The Company remains liable for the ceded amount of reserves for unpaid losses and loss adjustment expenses and ceded unearned premiums in the event the assuming insurance organizations are unable to meet their contractual obligations. As a result, the Company is subject to credit risk with respect to the obligations of its reinsurers. In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. All reinsurers are rated A- or better by A. M. Best Company. The Company has not experienced a collectibility problem with any reinsurer.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The Company receives a ceding commission in conjunction with certain reinsurance activities. These ceding commissions are offset against direct commission expense and were $181,749, $124,274, and $72,302 in 2006, 2005 and 2004, respectively.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. At December 31, 2006, the Company had recoverables of $7,883,000. This balance was comprised of $853,000 for paid losses and $7,030,000 for unpaid losses ceded to the reinsurers. At December 31, 2005, the Company had recoverables of $7,287,000. This balance was comprised of $1,353,000 for paid losses and $5,934,000 for unpaid losses ceded to the reinsurers. The Company holds collateral in the form of letters of credit, trust accounts or funds withheld accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Services. At December 31, 2006, the Company had 5 reinsurance recoverable amounts from reinsurers whose individual recoverable balance exceeded 5% of the total recoverable amount. The amount due from these 5 reinsurers accounts for 92% of the total recoverable.

The effect of reinsurance on premiums written and earned for the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
Direct	$48,869,232	$47,831,449	$45,515,864	$44,737,524	$41,971,058	$40,834,262
Assumed	60,809	72,730	100,197	116,928	160,193	162,963
Ceded	(8,666,906)	(8,654,931)	(6,103,973)	(6,098,599)	(5,627,058)	(13,801,235)

Net premiums	$40,263,135	$39,249,248	$39,512,088	$38,755,853	$36,504,193	$27,195,990

Losses and loss adjustment expenses reported on the statement of operations are net of ceded amounts of approximately $4,780,000, $1,372,000 and $8,935,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2006	2005	2004
Current	$3,444,326	$2,617,224	$78,452
Deferred expense (benefit)	64,874	86,334	604,500
Change in valuation allowance	(43,199)	(3,855,461)	(604,500)

	$3,466,001	$(1,151,903)	$78,452

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes. For the years ended December 31, 2006, 2005 and 2004 the reasons for these differences and the tax effects thereof, are as follows:

	Years Ended December 31,
	2006	2005	2004
Expected tax expense	$3,631,654	$2,696,324	$540,937
Change in valuation allowance	(43,199)	(3,855,461)	(604,500)
Nontaxable investment income	(120,188)	(83,364)	(30,109)
Nondeductible expenses, net	4,322	5,602	127,235
Provision to return variance	(6,588)	85,627	45,138
Other, net	—	(631)	(249)

	$3,466,001	$(1,151,903)	$78,452

Amounts classified as ‘provision to return variance’ reflect adjustments to prior period deferred tax items used in calculating the tax provision so they are consistent with the final amounts reflected on the Company’s income tax return.

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. As of December 31, 2006, the Company has net operating loss carryforwards of approximately $7,748,000, which begin to expire in 2010 and fully expire in 2021, and alternative minimum tax credits of approximately $358,000, which may be carried forward indefinitely. As a result of the Conversion and demutualization discussed in Note 1 the aforementioned net operating losses are subject to certain “change in control” limitations under Section 382. The annual limitation on the utilization of the net operating losses is approximately $400,000. In addition to the net operating loss carryforwards, the Company’s alternative minimum tax credit carryforwards are also subject to the Section 382 limitation however these credit carryforwards have no expiration and can be carried forward indefinitely. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of December 31, 2006 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the recorded net deferred tax asset.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The following table shows the allocation of the change in the deferred tax valuation allowance for the years ended December 31, 2006 and 2005.

	Years Ended December 31,
	2006	2005	2004
Valuation allowance balance, January 1	$(1,053,236)	$(4,712,012)	$(5,327,589)
Change in valuation allowance allocated to:
Federal income tax benefit from operations	43,199	3,855,461	604,500
Unrealized gains/losses on investments allocated to other comprehensive income	—	(196,685)	11,077

Valuation allowance balance, December 31	$(1,010,037)	$(1,053,236)	$(4,712,012)

The tax effects of temporary differences that give rise to deferred federal income tax assets and deferred federal income tax liabilities are as follows:

	As of December 31,
	2006	2005
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$421,360	$436,552
Unearned premium reserves	1,470,987	1,397,087
Realized losses on investments	—	37,323
Unrealized losses on investments	—	5,319
Postretirement benefits accrued	667,021	933,782
Net operating loss carryforward	2,634,446	2,742,271
Capital loss carryfoward	—	28,184
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	186,814	175,195

Total deferred federal income tax assets	5,738,325	6,113,410

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,120,000)	(1,067,663)
Unrealized gains on investments	(406,295)	—
Property and equipment	(107,254)	(202,860)
Other deferred tax liabilities	(24,026)	(15,206)

Total deferred federal income tax liabilities	(1,657,575)	(1,285,729)

Net deferred federal income tax asset	4,080,750	4,827,681
Valuation allowance	(1,010,037)	(1,053,236)

Deferred federal income taxes	$3,070,713	$3,774,445

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment

At December 31, 2006 and 2005, property and equipment consisted of the following:

	As of December 31,
	2006	2005
Building and land	$2,139,027	$1,992,529
Computer equipment, including software	2,115,526	1,119,388
Furniture, fixtures and equipment	789,604	654,165

	5,044,157	3,766,082

Less: Accumulated depreciation	(3,272,834)	(2,683,535)

Total property and equipment, net	$1,771,323	$1,082,547

7. Deferred Policy Acquisition Costs

Deferred policy acquisition costs and the related amortization were as follows:

	Years Ended December 31,
	2006	2005	2004
Balance, beginning of year	$3,092,618	$2,860,621	$294,530

Acquisition costs deferred	6,985,499	6,614,254	5,852,419
Amortization	(6,842,734)	(6,382,257)	(3,286,328)

Balance, end of year	$3,235,383	$3,092,618	$2,860,621

The Company assesses the recoverability of deferred policy acquisition costs against future expected underwriting income and reduces deferred policy acquisition costs if it appears that a premium deficiency may exist. There were no premium deficiencies at December 31, 2006, 2005 and 2004. During 2004, the Company received a 36% ceding commission on the ceded premiums under the multi line quota share reinsurance agreement which reduced the deferred commission costs.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

8. Loss and Loss Adjustment Expense Liability

The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior years’ reserve estimates are reflected in the results of operations in the year such changes are determined. Activity in the liability for loss and loss adjustment expenses is summarized as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Balance, beginning of year	$18,867	$18,973	$13,878
Less reinsurance balance recoverable	5,934	9,187	7,742

Net balance, beginning of year	12,933	9,786	6,136

Incurred related to:
Current year	22,790	23,059	17,705
Prior years	(5,224)	(2,355)	(666)

Total incurred	17,566	20,704	17,039

Paid related to:
Current year	14,463	13,835	11,393
Prior years	2,889	3,722	1,996

Total paid	17,352	17,557	13,389

Net balance, end of year	13,147	12,933	9,786
Plus reinsurance balances recoverable	7,030	5,934	9,187

Balance, end of year	$20,177	$18,867	$18,973

In 2006, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $5,224,000 which represents 40.4% of the net loss and LAE reserves as of the beginning of the year. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2006. The redundant development included $1,340,000 related to homeowners, $1,329,000 related to personal auto, $1,247,000 related to commercial multi-peril, $715,000 related to workers compensation, $379,000 related to farm while the remaining lines of business had redundant development of $214,000. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2006. The favorable development was concentrated in accident years 2003 through 2005 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves.

In 2005, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $2,355,000 which represents 24.1% of the net loss and LAE reserves as of the beginning of the year. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2005. As a result of the adverse development experienced during 2003 the Company has placed an emphasis on the claim reserving process to ensure that we are establishing adequate reserves reflecting our best estimate of the ultimate loss. The favorable development in 2005 was primarily in the homeowner and personal auto product lines. The homeowner’s line, which is the Company’s largest product line, experienced redundant development of approximately $1,904,000 primarily in the accident years of 2004, 2003 and 2002 as a result of lower than expected losses on both incurred but not reported and existing case reserves as of December 31, 2004. The personal auto line experienced redundant development of approximately $426,000 primarily in the 2004 accident year. The Company began writing personal auto policies in 1999. Given that this

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

is a newer product line for the Company our initial ultimate loss estimates on undeveloped years are based more on estimated industry loss ratios as opposed to our actual historical loss ratios. As the 2004 accident year continues to develop the Company has experienced redundant development on settled claims which has resulted in a decrease in the ultimate loss ratio as compared to the ultimate ratio used at December 31, 2004.

During 2005, the commercial segment experienced adverse development of approximately $253,000 driven by the workers compensation product line which had adverse development of $234,000. The Company strengthened its workers compensation reserves for accident years 2001 through 2004 as a result of adjusting the ultimate loss estimates so they are more in line with industry averages. Given the fact that workers’ compensation claims take a much longer time to be reported and settled coupled with the fact that the Company began writing workers’ compensation policies in 1997 the Company deemed industry loss ratios to be a more prudent estimate than loss ratios based on the Company’s historical development patterns since 1997. The remaining redundant development of $278,000 came from the marine segment’s 2004 and 2003 accident years.

In 2004, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $666,000 which represents 10.9% of net loss and LAE reserves as of the beginning of the year. The favorable development was concentrated in the commercial segment’s product lines of commercial multiple peril and workers compensation which experienced favorable development of $1,076,000 primarily in accident years 2000, 2002 and 2003. In 2003 the Company strengthened its reserves in the commercial segment because the Company’s actuarial projections indicated higher ultimate losses on prior accident years driven primarily by the volatility in claim development within the newer product lines in the commercial segment. Throughout 2004 the development on commercial losses was less than what was expected as the settlement of reported cases has been favorable. The homeowner and farm product lines experienced adverse development of $344,000 resulting from the normal claims review process, and not from changes in key assumptions or reserving methods.

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

The outstanding balance at December 31, 2006 and 2005 of $2,890,000 included approximately $1,955,000 of surplus notes held by related parties consisting of non-employee directors, agents of the Company and an investment broker who provided services to the Company. Interest expense on surplus notes held by related parties was approximately $137,000 in 2006, $137,000 in 2005, and $223,000 in 2004.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

As noted in Note 1 the Company adopted the provisions of Statement 158 as of December 31, 2006. The initial recognition of the funded status of the Company’s defined benefit postretirement plan resulted in an increase in shareholders’ equity of $524,978, which was net of tax expense of $270,443. The table below reflects the incremental effect of applying Statement 158 on individual line items in the consolidated balance sheet as of December 31, 2006:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Deferred tax asset	$3,341,156	$(270,443)	$3,070,713
Total assets	86,147,876	(270,443)	85,877,433
Accrued expenses and other liabilities	7,662,502	(795,421)	6,867,081
Total liabilities	52,242,677	(795,421)	51,447,256
Accumulated other comprehensive income	788,690	524,978	1,313,668
Total shareholders’ equity	33,905,199	524,978	34,430,177
Total liabilities and shareholders’ equity	86,147,876	(270,443)	85,877,433

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Changes in the accumulated benefit obligation were:

	Years Ended December 31,
	2006	2005	2004
Change in benefit obligation:
Benefit obligation, beginning of year	$1,879,466	$2,096,649	$3,906,010
Service cost	10,158	20,846	255,624
Interest cost	100,385	117,639	222,938
Plan participants’ contributions	15,382	12,826	13,249
Plan amendment	—	—	(2,003,943)
Actuarial (gain) loss	26,106	(304,913)	(227,794)
Benefits paid	(69,671)	(63,581)	(69,435)

Benefit obligation, end of year	1,961,826	1,879,466	2,096,649

Fair value of plan assets at beginning and end of year	—	—	—

Funded status	$(1,961,826)	(1,879,466)	(2,096,649)

Unrecognized prior service cost (credit)		(1,431,346)	(1,517,028)
Unrecognized net actuarial loss		564,395	873,537

Accrued benefit cost		$(2,746,417)	$(2,740,140)

At December 31, 2006 the funded status of $1,961,826 is recognized in the accompanying balance sheet as accrued expenses and other liabilities. At December 31, 2005 the accrued benefit cost of $2,746,417 is included in accrued expenses and other liabilities in the accompanying balance sheet.

Gross amounts recognized in accumulated other comprehensive income consist of:

	Years Ended December 31,
	2006	2005	2004
Prior service cost (credit)	$(1,345,664)	$—	$—
Net actuarial loss	550,243	—	—

	$(795,421)	$—	$—

Components of net periodic benefit cost and the weighted average discount rate are below:

	Years Ended December 31,
	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$10,158	$20,846	$255,624
Interest cost	100,385	117,639	222,938
Amortization of prior service credit	(85,682)	(85,682)	48,692
Amortization of net actuarial loss	21,162	37,495	51,540

Net periodic benefit cost	$46,023	$90,298	$578,794

Weighted-average assumptions as of December 31:
Discount rate	5.50%	5.50%	5.75%

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The estimated prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $85,682 and $20,293, respectively.

The Company uses a December 31 measurement date for its other postretirement plan. As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. At December 31, 2006, the Company’s expected future benefit payments are as follows:

2007	$54,000
2008	60,000
2009	70,000
2010	77,000
2011	85,000
2012 - 2016	575,000

$921,000

For measurement purposes as of December 31, 2006, 2005 and 2004 the annual rate of increase in the per capita cost of covered health care benefits assumed for the subsequent year was 8.5%, 9.0% and 9.5%, respectively. Each year the rate was assumed to decrease by 0.5% per year until the ultimate rate of 5.5% was reached.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$41,766	$(27,745)
Effect on postretirement benefit obligation	$285,788	$(238,866)

Defined contribution plan

The Company has a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. The 401(k) plan provides for matching contributions and /or profit sharing contributions as defined by the Board of Directors. Company contributions approximated $117,000 in 2006, $103,000 in 2005, and $74,000 in 2004.

11. Lease Agreements

The Company leases various vehicles under non-cancelable operating lease agreements which began to expire in 2006 and continue to expire in 2007. Rental expense was approximately $48,000, $38,000 and $57,000 in 2006, 2005 and 2004, respectively.

Future minimum lease payments required under the vehicle leases as of December 31, 2006 are as follows:

For the year ended December 31,
2007	$23,273
2008	5,910
2009	4,925

$34,108

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

12. Capital and Surplus and Related Restrictions

As of December 31, 2006 and 2005, approximately $85,660,000 and $75,715,000, respectively, of consolidated assets represent assets of FIC that are subject to regulation and may not be transferred to FMIC in the form of dividends, loans or advances without the prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”). Dividends paid by FIC are subject to limitations imposed by the Michigan Insurance Code (“Code”). Under the Code, FIC may pay dividends only from statutory earnings and capital and surplus. In addition, FIC may not declare an “extraordinary” dividend to its shareholders without the prior approval of OFIS. An extraordinary dividend or distribution is defined as a dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of statutory capital and surplus as of December 31, of the preceding year or the statutory net income, excluding net realized investment gains, for the immediately preceding calendar year. Accordingly, FIC may pay dividends of approximately $6,725,000 in 2007 without prior approval. However, the OFIS has the authority to prohibit payment of any dividend.

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

FIC’s statutory capital and surplus at December 31, 2006 and 2005 and statutory net income (loss) for the years ended December 31, 2006, 2005 and 2004 are as follows:

	As of December 31,
	2006	2005
Statutory capital and surplus	$33,669,680	$25,994,369

	Years Ended December 31,
	2006	2005	2004
Statutory net income (loss)	$7,071,075	$5,175,165	$(804,583)

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

14. Related Party Transactions

During 2005, the Company issued a $130,000 mortgage receivable to an agent of the Company. The note requires a monthly payment, including interest at 8%, of $1,097, which is based on a 15 year amortization. The

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

note includes a 5 year balloon payment, which becomes due June 2010. During 2006 and 2005 the agent earned $55,117 and $52,300, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

During 2003, the Company issued a $140,000 mortgage receivable to an agent of the Company. The note requires a monthly payment, including interest at 6%, of $1,003, which is based on a 20 year amortization. The note includes a 5 year balloon payment, which becomes due January 2009. During 2006, 2005 and 2004, the agent earned $73,292, $72,800 and $74,700, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

Three nonemployee directors of the Company are also owners of independent insurance agencies. These individuals are currently appointed as agents with and write insurance for the Company. The terms and conditions of the agency agreements between these agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays all agencies commissions on business produced. All agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. Total regular and profit sharing commissions earned by these agencies approximated $484,000, $487,000 and $458,000 in 2006, 2005 and 2004, respectively. The commission rates, including profit sharing commission opportunity, are the same as other agents of the Company. The agencies are independent agents and also write with regional and national insurers that may be competitors of the Company.

A nonemployee director of the Company is a partner in a law firm. The Company has retained this law firm for certain legal matters in the past and plans to continue to do so in the future. Legal fees paid by the Company to the law firm were approximately $35,000 in 2006, $55,000 in 2005 and $261,000 in 2004.

Various agents of the Company participated in the surplus note offerings and held surplus notes at December 31, 2006 and 2005, as disclosed in Note 9—Surplus Notes. The terms and conditions of the agency agreements between the agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays the agencies commissions on business produced. The agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. For the years ending December 31, 2006, 2005 and 2004 agents holding surplus notes earned regular and profit sharing commissions of approximately $223,000, $236,000 and $1,800,000, respectively.

Non-employee directors of the Company also participated in the surplus note offerings and held surplus notes at December 31, 2006 and 2005, as disclosed in Note 9—Surplus Notes. For the years ending December 31, 2006, 2005 and 2004, non-employee directors holding surplus notes received directors’ fees of $68,400, $54,900 and $47,100, respectively.

The Company also paid investment commissions to a firm controlled by an individual who held surplus notes at December 31, 2006 and 2005. Total investment commissions paid during the years ending December 31, 2006, 2005 and 2004 were approximately $30,000, $20,000 and $13,000, respectively.

15. Segment Information

The Company defines its operations as property and casualty insurance operations. The Company writes four major insurance lines exclusively in the State of Michigan: Personal Lines, Commercial Lines, Farm and Marine. The separate financial information of these four major insurance lines is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing performance. All

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

revenues are generated from external customers and the Company does not have a significant reliance on any single major customer or agent.

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

Segment data for the years ended December 31 are as follows:

	2006	2005	2004
Revenues:
Net premiums earned:
Personal lines	$25,752,956	$24,758,161	$16,837,528
Commercial lines	7,666,666	8,163,707	6,453,723
Farm	4,222,485	4,304,746	2,912,113
Marine	1,607,141	1,529,239	992,626

Total net premiums earned	39,249,248	38,755,853	27,195,990

Expenses:
Loss and loss adjustment expenses:
Personal lines	12,700,566	12,368,229	12,539,184
Commercial lines	2,350,933	4,737,226	1,747,705
Farm	1,748,249	2,416,018	1,998,514
Marine	764,863	1,182,456	753,290

Total loss and loss adjustment expenses	17,564,611	20,703,929	17,038,693

Policy acquisition and other underwriting expenses:
Personal lines	8,923,387	7,990,471	5,857,835
Commercial lines	2,656,496	2,634,762	2,245,273
Farm	1,463,089	1,389,317	1,013,134
Marine	556,874	493,548	345,338

Total policy acquisition and other underwriting expenses	13,599,846	12,508,098	9,461,580

Underwriting gain (loss):
Personal lines	4,129,003	4,399,461	(1,559,491)
Commercial lines	2,659,237	791,719	2,460,745
Farm	1,011,147	499,411	(99,535)
Marine	285,404	(146,765)	(106,002)

Total underwriting gain	8,084,791	5,543,826	695,717

Net investment income	1,887,719	1,688,853	1,176,056
Net realized gains (losses) on investments	519,835	608,819	276,520
Other income	417,392	397,673	231,710
Interest expense	(228,403)	(308,805)	(486,963)
Demutualization expenses	—	—	(302,050)

Income before federal income taxes	$10,681,334	$7,930,366	$1,590,990

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

16. Earnings Per Share

Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average dilutive share equivalents outstanding. The computation of basic and diluted earnings per share is as follows:

	Year ended December 31, 2006	Year ended December 31, 2005	Period from October 16, 2004 through December 31, 2004
Numerator for basic and diluted earnings per share:
Net income	$7,215,333	$9,082,269	$902,711

Denominator for basic earnings per share—weighted average shares outstanding	1,724,634	1,724,256	1,724,256
Dilutive effect of stock-based compensation plan	33,350	10,147	—

Denominator for diluted earnings per share	1,757,984	1,734,403	1,724,256

Basic earnings per share	$4.18	$5.27	$0.52

Diluted earnings per share	$4.10	$5.24	$0.52

Number of shares that are anti-dilutive	15,400	8,200	39,500

17. Stock-based Compensation

The Company has two stock-based compensation plans which are described below. The compensation cost for these plans that has been charged against income for the years ended December 31, 2006, 2005 and 2004 was $43,867, $37,391 and $7,916, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation was $14,915, $12,713 and $2,691 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company adopted the Fremont Michigan InsuraCorp, Inc. Stock-based Compensation Plan (the “2003 Plan”) in November of 2003 and the plan was subsequently approved by shareholders in May 2005. In February 2006 the Company adopted the Fremont Michigan InsuraCorp, Inc. Stock Incentive Plan of 2006 (the “2006 Plan”) and the plan was subsequently approved by shareholders in May 2006. Under both plans awards may include, among others, nonqualified stock options (“NQSOs”), restricted stock and stock appreciation rights.

Pursuant to the 2003 Plan, the Company is authorized to grant up to 86,210 shares. Pursuant to the 2006 Plan, the Company is authorized to grant up to 150,000 shares. Option awards under both plans are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest 20% per year and have a 10 year contractual term. The options may fully vest upon the death or disability of the optionee or a change in control of the Company as defined in the plans. Under both plans if awards should expire, become unexercisable or be forfeited for any reason without having been exercised or without becoming vested in full, the shares of common stock subject to those awards would be available for the grant of additional awards.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004. The expected

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

volatility in 2006 is based on historical volatility of the Company’s stock. The expected volatilities in 2005 and 2004 are based on historical volatility of similar publicly traded entities following a comparable period in their lives subsequent to their initial public offering. The expected term is an estimate based on expected behavior of the group of optionees. The risk free rate for the periods within the contractual life of the option is based on U.S. Treasury Strips in effect at the time of grant.

	Years Ended December 31,
	2006	2005	2004
Expected volatility	35.8%	39.6%	39.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	7	7	7
Risk-free rate	4.7%	4.3%	3.9%

A summary of option activity under the plans as of December 31, 2006 and changes during the year then ended is presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—beginning of year	86,200	$5.57
Granted	15,400	24.88
Exercised	(1,200)	5.00
Forfeited	(3,000)	5.00

Outstanding—end of year	97,400	$8.65	8.3	$1,641,020

Exercisable at end of year	30,140	$5.33	7.9	$607,964

The weighted-average grant-date fair value of options granted in 2006, 2005 and 2004 was $11.72, $5.29 and $2.41, respectively. The total intrinsic value of options exercised in 2006 was $17,370. No options were exercised during 2005 or 2004.

A summary of the status of the Company’s nonvested options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

Nonvested Options	Number of Options	Weighted Average Grant- Date Fair Value
Nonvested—beginning of year	70,900	2.81
Granted	15,400	11.72
Vested	(16,040)	2.76
Forfeited	(3,000)	2.41

Nonvested—end of year	67,260	4.87

As of December 31, 2006, there was $327,802 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under both plans. That cost is expected to be recognized over a weighted average period of 4.1 years.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

18. Quarterly Financial Data (Unaudited)

An unaudited summary of the Company’s 2006 and 2005 quarterly performance is as follows:

	Year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$10,388,079	$10,182,689	$10,475,486	$11,027,940
Net income	1,661,249	1,420,421	781,184	3,352,479
Net income per share:
Basic (1)	0.97	0.83	0.46	1.94
Diluted (1)	0.95	0.81	0.45	1.90

	Year ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$9,648,665	$10,197,068	$10,994,251	$10,611,214
Net income	472,397	939,405	5,384,182	2,286,285
Net income per share:
Basic (1)	0.28	0.55	3.13	1.33
Diluted (1)	0.28	0.55	3.10	1.31

1—	Since the weighted average shares for the quarters are calculated independent of the weighted average shares for the year, quarterly net income per share may not total to annual net income per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Vice President of Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Beginning with our annual report on Form 10-K for 2007, it is expected that we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting. Beginning with our annual report on Form 10-K for 2008, it is expected that in addition to management’s assessment of our internal control over financial reporting we will also be subject to the related attestation by our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the sections of the Registrant’s definitive 2007 Proxy Statement to be filed on or about April 2, 2007 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 10, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended appearing under the headings: “Matter No. 1 Election of Fremont Directors (including biographical information regarding Nominees for Election as Class I Directors, Continuing Directors and Executive Officers Who are not Directors),” “Section 16(a) Beneficial Ownership Reporting Compliance;”and, “Audit Committee Report.”.

The Company’s Code of Ethics, which applies to its principal executive officer and principal financial officer, or persons performing similar functions, was filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005. The Company has posted its Code of Ethics on its website (www.fmic.com) and it is available in print to any stockholder upon request. As of December 31, 2006, no amendments or waivers had been made to our Code of Ethics as previously filed with the Securities and Exchange Commission. The Company intends to post any amendments to or any waivers from a provision of its Code of Ethics that applies to its principal executive officer and principal financial officer, or persons performing similar functions on its website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation (including the tables),” “Potential Payments Upon Termination or Change In Control,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Information” of the Registrant’s definitive 2007 Proxy Statement to be filed on or about April 2, 2007 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 10, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Registrant’s definitive 2007 Proxy Statement to be filed on or about April 2, 2007 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 10, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The Company has two equity compensation plans pursuant to which it has granted stock options to employees and non-employee directors. The Stock-Based Compensation Plan dated November 18, 2003 was approved by the shareholders on May 12, 2005 and the Stock Incentive Plan of 2006 was approved by the shareholders on May 11, 2006. The following table sets forth, with respect to the equity compensation plans, as of December 31, 2005, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance.

	Equity Compensation Plan Information		Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	97,400	$8.65	137,610
Equity compensation plans not approved by security holders	—	—	—

Total	97,400	$8.65	137,610

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the section entitled “Corporate Governance—Director Independence” and “Certain Transactions with Executive Officers and Directors” of the Registrant’s definitive 2007 Proxy Statement to be filed on or about April 2, 2007 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 10, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Public Accountants” of the Registrant’s definitive 2007 Proxy Statement to be filed on or about April 2, 2007 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 10, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firms
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for Each of the Years in the Three-year Period Ended December 31, 2006
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2006
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2006
Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedules for the years 2006, 2005 and 2004 are submitted herewith:

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

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index. Documents not accompanying this report are incorporated by reference as indicated on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

By:	/s/ RICHARD E. DUNNING	March 20, 2007
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

By:	/s/ RICHARD E. DUNNING Richard E. Dunning President, Chief Executive Officer and Director (principal executive officer)	March 20, 2007

By:	/s/ KEVIN G. KAASTRA Kevin G. Kaastra Vice President of Finance (principal financial and accounting officer)	March 20, 2007

By:	/s/ DONALD E. BRADFORD Donald E. Bradford Director	March 20, 2007

By:	/s/ MICHAEL A. DEKUIPER Michael A. DeKuiper Director	March 20, 2007

By:	/s/ JACK G. HENDON Jack G. Hendon Director	March 20, 2007

By:	/s/ MONICA C. HOLMES Monica C. Holmes Director	March 20, 2007

By:	/s/ WILLIAM L. JOHNSON William L. Johnson Director	March 20, 2007

By:	/s/ JACK A. SIEBERS Jack A. Siebers Director	March 20, 2007

By:	/s/ KENNETH J. SCHUITEMAN Kenneth J. Schuiteman Director	March 20, 2007

By:	/s/ DONALD VANSINGEL Donald VanSingel Chairman of the Board of Directors	March 20, 2007

By:	/s/ HAROLD L. WIBERG Harold L. Wiberg Director	March 20, 2007

By:	/s/ DONALD C. WILSON Donald C. Wilson Director	March 20, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan Insuracorp, Inc.

Fremont, Michigan

The audits referred to in our report dated March 20, 2007 relating to the consolidated financial statements of Fremont Michigan InsuraCorp, Inc. and subsidiary for the two years ended December 31, 2006, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Grand Rapids, Michigan

March 20, 2007

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2006

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$6,074,385	5,989,243	5,989,243
States, municipalities and political subdivisions	13,414,841	13,404,819	13,404,819
All other	26,024,205	25,565,204	25,565,204

Total fixed maturities	45,513,431	44,959,266	44,959,266

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust and insurance companies	—	—	—
Industrial, miscellaneous and all other	9,940,606	11,689,756	11,689,756
Nonredeemable preferred stock	—	—	—

Total equity securities	9,940,606	11,689,756	11,689,756

Total investments	$55,454,037	56,649,022	56,649,022

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheet

	December 31,
	2006	2005
Assets
Investment in common stock of subsidiary (equity method)	$34,167,056	$25,572,970
Cash and cash equivalents	131,596	201,021
Other assets	131,525	62,069

Total assets	$34,430,177	$25,836,060

Liabilities and Stockholders’ Equity
Liabilities:	$—	$—

Stockholders’ Equity:
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	$—	$—
Class A common stock, no par value, authorized 5,000,000 shares, 1,725,456 and 1,724,256 shares issued and outstanding at December 31, 2005 and 2005, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,605,096	7,550,304
Retained earnings	25,511,413	18,296,080
Accumulated other comprehensive income (loss)	1,313,668	(10,324)

Total stockholders’ equity	34,430,177	25,836,060

Total liabilities and stockholders’ equity	$34,430,177	$25,836,060

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

	For the years ended December 31,
	2006	2005	2004
Revenue—net investment income	$4,456	$5,255	$742
Expenses:—operating expenses	87,427	55,481	9

Loss before federal income tax benefit	(82,971)	(50,226)	733
Federal income tax benefit	28,210	17,077	—

Loss before equity in income of subsidiary	(54,761)	(33,149)	733
Equity in income of subsidiary	7,270,094	9,115,418	1,511,805

Net income	$7,215,333	$9,082,269	$1,512,538

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Cash Flows

	For the years ended December 31,
	2006	2005	2004
Net cash (used in) provided by operating activities	$(80,350)	$(49,912)	$733

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Proceeds from exercised stock options	6,000	—	—
Tax benefit from exercised stock options	4,925	—	—
Net proceeds from issuance of common stock	—	—	5,007,257
Capital contribution to subsidiary	—	—	(4,757,057)

Net cash provided by financing activities	10,925	—	250,200

Net increase in cash and cash equivalents	(69,425)	(49,912)	250,933
Cash and cash equivalents at beginning of period	201,021	250,933	—

Cash and cash equivalents at end of period	$131,596	$201,021	$250,933

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule III—Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims, and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue
December 31, 2006
Personal lines	$2,018,671	10,431,711	13,391,538	—	25,752,956
Commercial lines	689,446	7,044,987	4,573,678	—	7,666,666
Farm	393,812	1,608,805	2,612,489	—	4,222,485
Marine	133,454	1,091,052	885,314	—	1,607,141

Total	$3,235,383	20,176,555	21,463,019	—	39,249,248

December 31, 2005
Personal lines	$1,880,790	9,366,747	12,428,952	—	24,758,161
Commercial lines	709,866	6,416,920	4,691,054	—	8,163,707
Farm	377,582	2,089,816	2,495,202	—	4,304,746
Marine	124,380	993,331	821,949	—	1,529,239

Total	$3,092,618	18,866,814	20,437,157	—	38,755,853

December 31, 2004
Personal lines	$1,719,401	9,758,951	11,826,160	—	16,837,528
Commercial lines	688,302	6,953,673	4,734,186	—	6,453,723
Farm	348,158	1,771,791	2,394,656	—	2,912,113
Marine	104,760	488,172	720,546	—	992,626

Total	$2,860,621	18,972,587	19,675,548	—	27,195,990

	Column G	Column H	Column I	Column J	Column K
	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of DPAC	Other operating expenses	Premiums written
December 31, 2006
Personal lines		12,700,566	4,489,783	4,433,603	26,715,542
Commercial lines		2,350,933	1,336,611	1,319,886	7,537,315
Farm		1,748,249	736,150	726,939	4,339,772
Marine		764,863	280,190	276,684	1,670,506

Total	$1,887,719	17,564,611	6,842,734	6,757,112	40,263,135

December 31, 2005
Personal lines		12,368,229	4,077,138	3,913,333	25,360,953
Commercial lines		4,737,226	1,344,387	1,290,375	8,115,201
Farm		2,416,018	708,899	680,418	4,405,291
Marine		1,182,456	251,833	241,715	1,630,643

Total	$1,688,853	20,703,929	6,382,257	6,125,841	39,512,088

December 31, 2004
Personal lines		12,539,184	2,034,624	3,823,211	22,813,068
Commercial lines		1,747,705	779,860	1,465,413	8,221,546
Farm		1,998,514	351,896	661,238	4,090,629
Marine		753,290	119,948	225,390	1,378,950

Total	$1,176,056	17,038,693	3,286,328	6,175,252	36,504,193

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31, 2006, 2005 and 2004

Schedule IV—Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
For the year ended December 31, 2006	$47,831,449	8,654,931	72,730	39,249,248	0.2%
For the year ended December 31, 2005	$44,737,524	6,098,599	116,928	38,755,853	0.3%
For the year ended December 31, 2004	$40,834,262	13,801,235	162,963	27,195,990	0.6%

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31, 2006, 2005 and 2004

Schedule V—Allowance for Uncollectible Premiums

Allowance for Uncollectible Premiums	2006	2005	2004
Balance, January 1	$79,443	$63,116	$64,735
Additions	134,712	122,357	128,478
Deletions	(181,242)	(106,030)	(130,097)

Balance, December 31	$32,913	$79,443	$63,116

EXHIBIT INDEX

NUMBER	TITLE
3.1	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1)

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

10.1	Stock-Based Compensation Plan dated November 18, 2003 (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-112414 on Form S-1).

10.2	Employment Agreement between Richard E. Dunning and Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-112414 on Form S-1).

10.3	Form of Employment Agreement for other officers (Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-112414 on Form S-1).

10.4	Form of Series B Surplus Notes (Incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-112414 on Form S-1).

10.5	Form of Indemnity Agreement between Fremont Michigan InsuraCorp, Inc and its directors and officers (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-112414 on Form S-1).

10.6	Form of Agency Agreement and Endorsement to Agency Agreement for Profit Sharing (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-112414 on Form S-1).

10.7	Investment Management Agreement with Prime Advisors, Inc. (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-112414 on Form S-1).

10.8	Stock Incentive Plan of 2006 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2005).

10.9	Form of Change of Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

14	Code of Ethics for Senior Financial Executives (Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005).

21	Subsidiaries of the registrant.

23.1	Consent of BDO Seidman, LLP

23.2	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney (see Signatures of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.