Form 10-Q
period 2007-03-31
FREMONT MICHIGAN INSURACORP INC
filed 2007-05-09
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 3, 2007
COMMON STOCK (No Par Value)	1,727,456
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
Assets
Investments:
Fixed maturities available for sale, at fair value	$45,466,335	$44,959,266
Equity securities available for sale, at fair value	12,079,095	11,689,756
Mortgage loans on real estate from related parties	259,065	260,808

Total investments	57,804,495	56,909,830
Cash and cash equivalents	3,256,846	4,598,843
Premiums due from policyholders, net	7,142,002	7,528,683
Amounts due from reinsurers	7,418,637	7,883,153
Prepaid reinsurance premiums	388,078	404,016
Accrued investment income	504,614	447,411
Deferred policy acquisition costs	2,957,853	3,235,383
Deferred federal income taxes	2,798,832	3,070,713
Property and equipment, net of accumulated depreciation	1,835,048	1,771,323
Other assets	127,166	28,078

	$84,233,571	$85,877,433

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$20,514,928	$20,176,555
Unearned premiums	19,833,960	21,463,019
Reinsurance balances payable	31,957	50,313
Accrued expenses and other liabilities	5,391,100	6,867,081
Surplus notes	2,890,288	2,890,288

Total liabilities	48,662,233	51,447,256

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares,
1,727,456 and 1,725,456 shares issued and outstanding at	—	—
March 31, 2007 and December 31, 2006, respectively
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,660,890	7,605,096
Retained earnings	26,314,888	25,511,413
Accumulated other comprehensive income	1,595,560	1,313,668

Total stockholders’ equity	35,571,338	34,430,177

Total liabilities and stockholders’ equity	$84,233,571	$85,877,433

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Revenues:
Net premiums earned	$10,265,293	$9,553,595
Net investment income	491,407	419,768
Net realized gains on investments	27,979	318,503
Other income, net	104,406	96,213

Total revenues	10,889,085	10,388,079

Expenses:
Losses and loss adjustment expenses, net	5,830,670	4,534,193
Policy acquisition and other underwriting expenses	3,848,134	3,308,146
Interest expense	50,580	76,663

Total expenses	9,729,384	7,919,002

Income before federal income tax expense	1,159,701	2,469,077
Federal income tax expense	356,226	807,828

Net income	$803,475	$1,661,249

Earnings per share
Basic	$.47	$.96
Diluted	$.46	$.95

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2007

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance, December 31, 2006	$—	$—	$—	$7,605,096	$25,511,413	$1,313,668	$34,430,177
Comprehensive income:
Net income					803,475		803,475
Net unrealized gains on investments, net of tax						292,681	292,681
Amortization of prior service credit, net of tax						(14,137)	(14,137)
Amortization of net actuarial loss, net of tax						3,348	3,348

Total comprehensive income							1,085,367
Stock-based compensation				34,238			34,238
Stock options exercised				10,000			10,000
Tax benefit from stock							—
options exercised				11,556			11,556

Balance, March 31, 2007	$—	$—	$—	$7,660,890	$26,314,888	$1,595,560	$35,571,338

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$803,475	$1,661,249
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	246,250	89,250
Deferred federal income taxes	126,664	31,421
Stock based compensation expense	34,238	11,763
Net realized gains on investments	(27,979)	(318,503)
Net amortization of premiums on investments	54,604	55,419
Excess tax benefit from stock options exercised	(11,556)	—
Changes in assets and liabilities:
Premiums due from policyholders	386,681	688,859
Amounts due from reinsurers	464,516	1,021,292
Prepaid reinsurance premiums	15,938	8,337
Accrued investment income	(57,203)	(34,634)
Deferred policy acquisition costs	277,530	266,998
Other assets	(99,088)	(987)
Losses and loss adjustment expenses	338,373	100,174
Unearned premiums	(1,629,059)	(2,017,177)
Reinsurance balances payable	(18,356)	(1,010,642)
Accrued expenses and other liabilities	(1,480,772)	(1,110,487)

Net cash used in operating activities	(575,744)	(557,668)

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	1,197,809	6,025,840
Proceeds from sales of equity investments	74,256	2,521,295
Purchases of fixed maturity investments	(1,666,066)	(6,407,839)
Purchases of equity investments	(85,576)	(1,499,504)
Decrease in receivable from investments	—	(12)
Repayment of mortgage loan on real estate from related party	1,743	—
Issuance of mortgage loan on real estate from related party	—	(3,571)
Purchase of property and equipment, net	(309,975)	(232,130)

Net cash provided by (used in) investing activities	(787,809)	404,079

Cash flows from financing activities:
Proceeds from exercised stock options	10,000	—
Tax benefit from exercised stock options	11,556	—

Net cash provided by financing activities	21,556	—

Net decrease in cash and cash equivalents	(1,341,997)	(153,589)
Cash and cash equivalents, beginning of period	4,598,843	1,542,581

Cash and cash equivalents, end of period	$3,256,846	$1,388,992

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements for the interim periods included herein are unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

2.	New Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. See Note 8 for further discussion of the Company’s adoption of FIN 48.

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Comprehensive Income

The Company’s comprehensive income for the three months ended March 31, are as follows:

	2007	2006
Net income	$803,475	$1,661,249
Other comprehensive income, net of tax:
Unrealized gains on investments	311,147	134,519
Reclassification adjustment for realized gains on investments included in net income	(18,466)	(210,212)
Amortization of prior service credit	(14,137)	—
Amortization of net actuarial loss	3,348	—

Other comprehensive income (loss), net of tax	281,892	(75,693)

Comprehensive income	$1,085,367	$1,585,556

4.	Earnings Per Share

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

	2007	2006
Numerator for basic and diluted earnings per share:
Net income	$803,475	$1,661,249

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,726,612	1,724,256
Effect of dilutive stock options	36,127	23,200

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,762,739	1,747,456

Basic earnings per share	$0.47	$0.96
Diluted earnings per share	$0.46	$0.95

5.	Segment Information

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the three months ended March 31 are as follows:

	2007	2006
Revenues:
Net premiums earned:
Personal lines	$6,955,775	$6,198,978
Commercial lines	1,805,555	1,937,864
Farm	1,079,520	1,024,541
Marine	424,443	392,212

Total net premiums earned	10,265,293	9,553,595

Expenses:
Loss and loss adjustment expenses:
Personal lines	4,165,283	2,938,461
Commercial lines	1,098,391	1,366,839
Farm	512,646	222,396
Marine	54,350	6,497

Total loss and loss adjustment expenses	5,830,670	4,534,193

Policy acquisition and other underwriting expenses:
Personal lines	2,607,501	2,146,535
Commercial lines	676,845	671,029
Farm	404,678	354,770
Marine	159,110	135,812

Total policy acquisition and other underwriting expenses	3,848,134	3,308,146

Underwriting gain (loss):
Personal lines	182,991	1,113,982
Commercial lines	30,319	(100,004)
Farm	162,196	447,375
Marine	210,983	249,903

Total underwriting gain	586,489	1,711,256
Net investment income	491,407	419,768
Net realized gains on investments	27,979	318,503
Other income, net	104,406	96,213
Interest expense	(50,580)	(76,663)

Income before federal income taxes	$1,159,701	$2,469,077

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

6.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three months ended March 31 are as follows:

	2007	2006
Components of net periodic benefit cost:
Service cost	$2,895	$2,540
Interest cost	26,231	25,096
Amortization of unrecognized prior service cost	(21,421)	(21,420)
Amortization of unrecognized net actuarial loss	5,073	5,290

Net periodic benefit cost	$12,778	$11,506

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the three months ended March 31, 2007 the Company has made contributions to the plan of approximately $4,000. During 2007, the Company expects to contribute a total of $54,000 to the plan to cover anticipated benefit payments.

7.	Reinsurance

The effect of reinsurance on premiums written and earned and losses and LAE incurred for the three months ended March 31, 2007 and 2006, was as follows:

	2007		2006
	Written	Earned	Written	Earned
Direct	$10,962,905	$12,588,519	$9,552,875	$11,563,921
Assumed	14,381	17,826	15,698	21,829
Ceded	(2,345,477)	(2,341,052)	(2,023,818)	(2,032,155)

Net premiums	$8,631,809	$10,265,293	$7,544,755	$9,553,595

			2007	2006
Loss and LAE incurred			$6,010,837	$5,014,360
Reinsurance recoveries			(180,167)	(480,167)

Net loss and LAE incurred			$5,830,670	$4,534,193

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. The Company evaluated all tax positions taken on its U.S. federal income tax return. No material uncertainties exist for any tax positions taken by the Company.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S federal income tax examinations for all tax years from 1994 to the current year (with the exception of the 2002 tax year) due to the utilization of its net operating losses in current open tax years. The Company has not recently been examined by the Internal Revenue Service for any open tax year.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.

The provision for income taxes for the three months ended March 31 consists of the following:

	Three Months Ended March 31,
	2007	2006
Current expense	$229,562	$776,407
Deferred expense	126,664	31,421

Total	$356,226	$807,828

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended March 31,
	2007		2006
Income before federal income taxes	$1,159,701		$2,469,077

Tax at statutory rate	394,298	34.0%	839,486	34.0%
Tax effect of :
Nontaxable investment income	(40,342)	(3.5%)	(24,890)	(1.0%)
Nondeductible expenses, net	2,270	0.2%	3,666	0.1%
Other, net	—	—	(10,434)	(0.4%)

	$356,226	30.7%	$807,828	32.7%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of March 31, 2007 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for the deferred tax asset associated with these amounts.

At March 31, 2007 and December 31, 2006 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	March 31, 2007	December 31, 2006
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$442,997	$421,360
Unearned premium reserves	1,377,499	1,470,987
Postretirement benefits accrued	677,186	667,021
Net operating loss carryforward	2,498,439	2,634,446
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	140,609	186,814

Total deferred federal income tax assets	5,494,427	5,738,325

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,038,105)	(1,120,000)
Unrealized gains on investments	(557,070)	(406,295)
Property and equipment	(68,152)	(107,254)
Other deferred tax liabilities	(22,231)	(24,026)

Total deferred federal income tax liabilities	(1,685,558)	(1,657,575)

Net deferred federal income tax asset	3,808,869	4,080,750
Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$2,798,832	$3,070,713

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2006, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 131 years. We market policies through approximately 170 independent insurance agencies. In October 2006, Fremont Insurance Company received an upgrade from A.M. Best with respect to its financial strength rating. The Insurance Company was upgraded to a “B++” rating (Good) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIS”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of March 31, 2007, we had approximately 56,300 policies in force and assets of $84.2 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three months ended March 31, 2007 and 2006. The Company’s fiscal year ends on December 31.

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

We believe the critical accounting policies and estimates discussed below reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. These may be further commented upon in applicable sections on Results of Operations and Liquidity and Capital Resources that follow. These policies are more fully described below as well as in our 2006 Annual Report on Form 10-K. There have been no material changes to these policies during the most recent quarter.

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

Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Each quarter we review, existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. We review our loss reviews to ascertain whether new developments have occurred which would require adjustment to our ultimate loss estimates. The quarterly review also involves roundtable discussion involving the claims and accounting departments. Discussion is generally focused on claims involving liability and those claims that involve significant judgment. Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Company’s results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at March 31, 2007.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Reported losses
Personal	$6,672	$6,094
Commercial	3,134	3,525
Farm	1,321	1,123
Marine	790	837

	11,917	11,579

IBNR losses
Personal	4,338	4,338
Commercial	3,520	3,520
Farm	486	486
Marine	254	254

	8,598	8,598

Total
Personal	11,010	10,432
Commercial	6,654	7,045
Farm	1,807	1,609
Marine	1,044	1,091

	$20,515	$20,177

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of March 31, 2007 and December 31, 2006, was approximately $134,000 and $208,000, respectively.

Investments. All of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and any corresponding deferred tax asset valuation allowance, reported as a component of accumulated other comprehensive income or loss until realized.

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

At March 31, 2007 and December 31, 2006, the Company’s recoverable from reinsurers was comprised of the following:

	March 31, 2007	December 31, 2006
Paid losses and LAE	$809,857	$853,132
Unpaid losses and LAE	6,608,780	7,030,021

Amounts due from reinsurers	$7,418,637	$7,883,153

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

Results of Operations – Three Months Ended March 31, 2007 and 2006

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended March 31, 2007 and 2006. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2007	2006	Dollar	Percentage
Underwriting gain (loss)
Personal	$182,991	$1,113,982	$(930,991)	(83.6%)
Commercial	30,319	(100,004)	130,323	130.3%
Farm	162,196	447,375	(285,179)	(63.7%)
Marine	210,983	249,903	(38,920)	(15.6%)

Total underwriting gain	586,489	1,711,256	(1,124,767)	(65.7%)
Other revenue (expense) items
Net investment income	491,407	419,768	71,639	17.1%
Net realized gains on investments	27,979	318,503	(290,524)	(91.2%)
Other income	104,406	96,213	8,193	8.5%
Interest expense	(50,580)	(76,663)	26,083	(34.0%)

Total other revenue (expense) items	573,212	757,821	(184,609)	(24.4%)

Income before federal income taxes	1,159,701	2,469,077	(1,309,376)	(53.0%)
Federal income tax expense	(356,226)	(807,828)	451,602	(55.9%)

Net income	$803,475	$1,661,249	$(857,774)	(51.6%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended March 31, 2007 and 2006.

	2007	2006	Change	% Change
Direct premiums written	$10,962,905	$9,552,875	$1,410,030	14.8%

Net premiums written	$8,631,809	$7,544,755	$1,087,054	14.4%

Net premiums earned	$10,265,293	$9,553,595	$711,698	7.4%
Loss and LAE	5,830,670	4,534,193	1,296,477	28.6%
Policy acquisition and other underwriting expenses	3,848,134	3,308,146	539,988	16.3%

Underwriting gain (loss)	$586,489	$1,711,256	$(1,124,767)	(65.7%)

Loss and LAE ratio	56.8%	47.5%	9.3%
Policy acquisition and other underwriting expense ratio	37.5%	34.6%	2.9%
Combined ratio	94.3%	82.1%	12.2%

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

Direct premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2007	2006	$ Change	% Change
Direct Premiums Written:
Personal	$7,553,226	$6,097,335	$1,455,891	23.9%
Commercial	2,018,424	2,115,247	(96,823)	(4.6%)
Farm	1,057,575	1,047,755	9,820	0.9%
Marine	333,680	292,538	41,142	14.1%

	$10,962,905	$9,552,875	$1,410,030	14.8%

The Michigan market continues to remain soft in both personal and commercial lines. Except for commercial lines, all other segments were able to increase direct premium written during the first quarter of 2007. Direct premium written for the personal segment increased 23.9%, driven by the personal automobile segment, which was up 36.0% and the homeowner segment which was up 14.1%. The personal segment experienced increases in both new business premiums which were up 66.6% and renewal premiums which were up 14.9%. During the first quarter of 2007, the homeowner product line was added to our web-based rating platform, Fremont Complete, which contributed to the increase in homeowner new business of 61.1%. From a personal lines standpoint, the Company’s independent agents are now able to quote and issue homeowner and personal auto policies through Fremont Complete which is a significant driver behind the premium growth in the personal segment.

The commercial segment’s direct premium written decreased 4.6%. Of the Company’s four segments the commercial segment is most affected by the soft market. Although commercial new business premium was up 13.0% during the first quarter our renewal premiums decreased 7.1%. The drop in renewal premiums is driven by the fact that commercial rates continue to erode in the marketplace which presents a significant challenge to the Company in terms of profitably growing the commercial segment. In addition to the softening rate environment, the decline in commercial premium was also impacted by an audit premium reduction of over $60,000 due to decreased payroll on one of our larger commercial accounts. Farm direct premium written was up .9%, driven by an increase in renewal premiums of 1.2% offset by a reduction in new business premiums of 5.6%. Direct premium written for the marine segment increased 14.1%, with new business premiums up 15.3% and renewal premiums up 14.2%.

Net premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2007	2006	$ Change	% Change
Net Premiums Written:
Personal	$5,836,688	$4,716,637	$1,120,051	23.7%
Commercial	1,626,866	1,716,146	(89,280)	(5.2%)
Farm	884,294	865,590	18,704	2.2%
Marine	283,961	246,382	37,579	15.3%

	$8,631,809	$7,544,755	$1,087,054	14.4%

The increase in net premiums written was impacted by an increase of approximately $1,410,000 due to the overall increase in direct premiums written offset by an increase of $323,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended March 31 are presented in the table below:

	2007	2006	$ Change	% Change
Net Premiums Earned:
Personal	$6,955,775	$6,198,978	$756,797	12.2%
Commercial	1,805,555	1,937,864	(132,309)	(6.8%)
Farm	1,079,520	1,024,541	54,979	5.4%
Marine	424,443	392,212	32,231	8.2%

	$10,265,293	$9,553,595	$711,698	7.4%

The increase in net premiums earned was impacted by an increase of approximately $1,025,000 due to the overall increase in direct premiums earned offset by an increase of $313,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended March 31 are shown in the tables below:

	2007	2006	$ Change	% Change
Loss and LAE:
Personal	$4,165,283	$2,938,461	$1,226,822	41.8%
Commercial	1,098,391	1,366,839	(268,448)	(19.6%)
Farm	512,646	222,396	290,250	130.5%
Marine	54,350	6,497	47,853	736.5%

	$5,830,670	$4,534,193	$1,296,477	28.6%

Incurred Claim Count:
Personal	1,650	1,371	279	20.4%
Commercial	169	163	6	3.7%
Farm	72	91	(19)	(20.9%)
Marine	33	29	4	13.8%

	1,924	1,654	270	16.3%

Average Loss and LAE per Claim:
Personal	$2,524	$2,143	$381	17.8%
Commercial	6,499	8,386	(1,886)	(22.5%)
Farm	7,120	2,444	4,676	191.3%
Marine	1,647	224	1,423	635.1%

	$3,030	$2,741	$289	10.5%

Loss and LAE Ratio:
Personal	59.9%	47.4%
Commercial	60.8%	70.5%
Farm	47.5%	21.7%
Marine	12.8%	1.7%

	56.8%	47.5%

The personal segment experienced an increase in incurred loss and loss adjusting expense as well as the loss and LAE ratio driven by increased severity in the homeowner product line coupled with increased claim frequency in the personal auto line. The homeowner line experienced increased loss severity driven by fire losses, snow and ice damage as well as water damage losses as a result of the colder winter weather. During the first quarter of 2007 Michigan experienced a more normalized winter weather pattern evidenced by consistent below-freezing temperatures and significant snow accumulation. As a result of the colder temperatures the Company experienced increased fire related losses attributable to insured’s increased utilization of home heating systems and candle burning. The colder temperatures also increased the severity of claims resulting from freezing pipes and the associated water damage. Snow and ice damage also increased due to the weather. During the first quarter of 2006 Michigan did not experience the consistent below freezing temperatures as those experienced in 2007 which resulted in lower claim severity in 2006. Fire, ice and snow and water damage related losses account for approximately $660,000 of the increase in loss and LAE for the personal segment. Loss and LAE from personal auto physical damage increased $452,000 due to increased frequency driven by volume growth in this line. The personal auto line’s direct premiums written increased 36% during the first quarter of 2007 as compared to 2006. The vast majority of the increase in the incurred claim count for the personal segment was from increased personal auto claims. The commercial segment experienced a decline in incurred loss and LAE as well as the loss and LAE ratio due to a drop in claim severity primarily in the businessowners product line. The farm segment experienced higher loss and LAE during the quarter due to an increase in losses attributable to the weather conditions experienced in the 2007 quarter.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended March 31 were as follows:

	2007	2006	Change	% Change
Amortization of deferred policy acquisition costs	$1,799,993	$1,674,555	$125,438	7.5%
Other underwriting expenses	2,048,141	1,633,591	414,550	25.4%

Total policy acquisition and other underwriting expenses	$3,848,134	$3,308,146	$539,988	16.3%

Net premiums earned	$10,265,293	$9,553,595	$711,698	7.4%

Expense ratio	37.5%	34.6%	2.9%

Amortization of deferred policy acquisition costs increased during the first quarter of 2007 as compared to the same period in 2006 as a result of increased earned premium volume. The increase in other underwriting expenses was caused by increased compensation expense ($86,000), higher depreciation ($108,000) and increased legal and auditing fees ($90,000). Furthermore, in 2006 other underwriting expenses included approximately $172,000 in premium tax refunds on prior year amended returns. Compensation expense increased due to annual merit increases, an increase in compensation allocated to other underwriting expenses and increased expense associated with the vesting of stock options.

The increase in depreciation is due to the Company’s continued investment in its web-based rating platform – Fremont Complete. Fremont Complete is a significant technological step forward for the Company and provides a strong foundation for future growth. Not only does the rating platform enhance the ‘ease of doing business’ with our agency force it also provides a direct inter-phase between our independent agents’ management systems and the Company’s policy processing system.

As of December 31, 2006, the personal auto and businessowner product lines were available through Fremont Complete. During the first quarter of 2007 we rolled out our homeowner and mobilowner product lines and we are in the testing phase for rolling out our marine product line. Through March 31, 2007, we have invested over $1,386,000 in Fremont Complete. Feedback from our agency force has been very positive and we continue to experience growth in the product lines which are available through Fremont Complete. Moving forward we will continue to evaluate adding additional product lines to the web-based platform. The Company recognizes the fact that the additional depreciation of the development costs puts pressure on our expense ratio over the short term particularly during the current soft market. However, from a longer term perspective Fremont Complete provides a robust processing infrastructure which is necessary for the Company to achieve its long-term growth goals.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended March 31 are as follows:

	2007	2006	Change	% Change
Fixed maturities	$500,693	$449,090	$51,603	11.5%
Equity securities	11,319	20,989	(9,670)	(46.1%)
Cash and cash equivalents	57,579	29,781	27,798	93.3%

Gross investment income	569,591	499,860	69,731	14.0%
Less: Investment expenses	(78,184)	(80,092)	(1,908)	(2.4%)

Net investment income	$491,407	$419,768	$71,639	17.1%

Average invested assets (amortized cost basis)	$59,868,294	$52,644,105	$7,224,189	13.7%

Rate of return on average invested assets	3.3%	3.2%	0.1%

Gross investment income on a pre-tax basis from fixed maturities increased approximately $52,000 in the first quarter as a result of two factors. First, approximately two-thirds of the increase was due to growth in the invested assets from 2006 to 2007. The remainder of the increase was due to higher yields earned by the portfolio. The average portfolio yield increased in the first quarter of 2007 compared to the same period in 2006 as lower yielding securities which had been purchased in prior years matured, and the proceeds were reinvested into securities carrying higher yields. On an after-tax basis, the increase in gross investment income was greater than on a pre-tax basis because a larger portion of the portfolio assets are now invested in tax-exempt securities than in 2006. Yields on the portfolio can be calculated on a tax-equivalent basis to make direct comparisons between time periods with different tax-exempt allocations. The tax-equivalent portfolio yield was 4.93% at the end of the first quarter of 2007 as compared to 4.54% at the end of the first quarter of 2006. This increase is due to two factors mentioned above: maturing securities being reinvested at higher yields, and an increase in tax-exempt security holdings which carry higher tax-equivalent yields than taxable securities. The decrease in investment income from the equity portfolio is largely driven by the shift within the portfolio from holding common and preferred stocks to holding mutual funds. During the quarter ended March 31, 2006 the Company received dividends from common and preferred stocks it held during this time. Whereas during the quarter ended March 31, 2007 the Company only held mutual funds which typically do not pay dividends. Investment income from cash and cash equivalents was higher during the first quarter of 2007 due to higher yields and the fact that the Company increased its holding of shorter term cash equivalents in contemplation of paying off surplus notes in September 2007.

Investment expenses decreased slightly driven by a decline in compensation expense allocated to investment activities. As a result of the items above, the annualized rate of return on average invested assets increased to 3.3% during the first quarter of 2007 from 3.2% during the same period in 2006.

During the three months ended March 31, 2007 the Company recorded net realized gains from the equity portfolio of approximately $28,000. During the three months ended March 31, 2006 the Company realized a net gain on the sale of fixed maturity and equity securities of approximately $13,000 and $305,000, respectively, for a total net realized gain of approximately $318,000. Realized gains were higher during 2006 as a result of increased equity sales due to the Company’s strategy in 2006 to shift the equity portfolio from common and preferred stocks to mutual funds. This shift was substantially completed as of March 31, 2006. During 2007 there has not been significant selling activity within the portfolio.

Interest Expense. Interest expense decreased $26,000 during the three months ended March 31, 2007 as compared to the same period in 2006. The decrease is due to the fact that the Company is no longer incurring interest expense related to the funds withheld account balance associated with the previously commuted quota share reinsurance agreement. The quota share reinsurance contract, which was commuted on March 31, 2006, was structured on a funds withheld basis and required the Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the three months ended March 31, 2007 and 2006 the Company recorded income tax expense of approximately $356,000 and $808,000, respectively. The decrease is due to a decline in pre-tax income in the 2007 period compared to the prior year period. The effective tax rate for the three months ended March 31, 2007 was 30.7% compared to 32.7% in the prior year period. The decrease in the effective tax rate is due increased tax-exempt interest income received during the first quarter of 2007 compared to 2006.

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

Cash flow used in operations was $576,000 and $558,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $18,000. During the three months ended March 31, 2007 as compared to the same period in 2006, net premiums collected increased $699,000, net loss and LAE payments increased $580,000, policy acquisition and other underwriting expenses paid increased $310,000 and federal income taxes paid decreased $175,000. Other cash used in operations increased $2,000 during the three months ended March 31, 2007 compared to the same period in 2006.

During the three months ended March 31, 2007 cash flow used in investing activities was $788,000 while during the same period in 2006 cash flow provided by investing activities was $404,000. The shift in cash flow used in investing activities is due to lower selling activity within the investment portfolio in 2007 compared to 2006. During the 2006 period the Company was shifting the equity portfolio out of common and preferred stocks and into mutual funds.

Our debt structure consists of Series B Surplus Notes which carry a 7 percent interest rate and mature on September 30, 2007. At March 31, 2007 and December 31, 2006, there were $2,890,000 Series B Surplus Notes outstanding. The Company intends to repay the surplus notes at maturity with existing funds held in cash and cash equivalents coupled with cash generated from operations.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,091,167	$2,623	$71,108	$6,022,682
States and political subdivisions	13,385,118	18,444	47,222	13,356,340
Corporate securities	11,539,777	1,428	259,057	11,282,148
Mortgage-backed securities	14,911,022	76,317	182,174	14,805,165

	45,927,084	98,812	559,561	45,466,335

Equity securities - mutual funds	9,979,905	2,099,191	—	12,079,096

Total	$55,906,989	$2,198,003	$559,561	$57,545,431

	December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,074,385	$2,756	$87,898	$5,989,243
States and political subdivisions	13,414,841	37,133	47,155	13,404,819
Corporate securities	11,058,724	901	305,359	10,754,266
Mortgage-backed securities	14,965,481	69,226	223,769	14,810,938

	45,513,431	110,016	664,181	44,959,266

Equity securities - common stocks and mutual funds	9,940,606	1,756,784	7,634	11,689,756

Total	$55,454,037	$1,866,800	$671,815	$56,649,022

At March 31, 2007, corporate securities accounted for 25% of our fixed maturity portfolio, mortgage backed securities were 33%, states and political subdivisions were 29% and U. S. government and government agency bonds were 13%. At March 31, 2007, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap – 22%, mid-cap – 24%, small-cap – 28% and international – 27%.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at March 31, 2007 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at March 31, 2007 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at March 31, 2007 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$5,139,825	$71,108	$5,139,825	$71,108
States and political subdivisions	6,120,408	34,903	2,106,296	12,319	8,226,704	47,222
Corporate securities	496,345	6,350	10,377,496	252,707	10,873,841	259,057
Mortgage-backed securities	1,689,790	8,653	8,457,436	173,521	10,147,226	182,174

	8,306,543	49,906	26,081,053	509,655	34,387,596	559,561

Common stocks and mutual funds	—	—	—	—	—	—

Total	$8,306,543	$49,906	$26,081,053	$509,655	$34,387,596	$559,561

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the three months ended March 31, 2007.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$41,745	$(3,721)
1%	43,647	(1,819)
0	45,466	—
-1%	47,203	1,737
-2%	48,857	3,391

Credit Risk. At March 31, 2007, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA+ and an average duration of 3.8 years.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We do not intend to pay dividends in the foreseeable future and cannot assure our shareholders that dividends will be paid in the future. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and she does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2007, the Insurance Company can pay a non-extraordinary dividend of up to $3,367,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the Company continues to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

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

FREMONT MICHIGAN INSURACORP, INC.

Date: May 9, 2007	By:	/s/ Richard E. Dunning
Richard E. Dunning President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra Vice President of Finance (principal financial and accounting officer)