Form 10-Q
period 2007-06-30
FREMONT MICHIGAN INSURACORP INC
filed 2007-08-13
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 1, 2007
COMMON STOCK (No Par Value)	1,727,456
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
Assets
Investments:
Fixed maturities available for sale, at fair value	$42,547,679	$44,959,266
Equity securities available for sale, at fair value	11,935,345	11,689,756
Mortgage loans on real estate from related parties	257,292	260,808

Total investments	54,740,316	56,909,830
Cash and cash equivalents	7,872,738	4,598,843
Receivable from sale of investments	1,634,107	—
Premiums due from policyholders, net	7,831,013	7,528,683
Amounts due from reinsurers	7,926,126	7,883,153
Prepaid reinsurance premiums	252,782	404,016
Accrued investment income	466,780	447,411
Deferred policy acquisition costs	3,147,918	3,235,383
Deferred federal income taxes	2,939,005	3,070,713
Property and equipment, net of accumulated depreciation	2,006,786	1,771,323
Other assets	6,229	28,078

	$88,823,800	$85,877,433

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$21,445,631	$20,176,555
Unearned premiums	21,277,585	21,463,019
Reinsurance balances payable	125,796	50,313
Accrued expenses and other liabilities	6,425,330	6,867,081
Surplus notes	2,890,288	2,890,288

Total liabilities	52,164,630	51,447,256

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,727,456 and 1,725,456 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,679,736	7,605,096
Retained earnings	27,426,468	25,511,413
Accumulated other comprehensive income	1,552,966	1,313,668

Total stockholders’ equity	36,659,170	34,430,177

Total liabilities and stockholders’ equity	$88,823,800	$85,877,433

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$10,600,198	$9,677,745	$20,865,491	$19,231,340
Net investment income	518,353	425,698	1,009,760	845,466
Net realized gains (losses) on investments	293,993	(22,792)	321,972	295,711
Other income, net	111,298	102,038	215,704	198,251

Total revenues	11,523,842	10,182,689	22,412,927	20,570,768

Expenses:
Losses and loss adjustment expenses, net	6,085,947	4,645,431	11,916,617	9,179,624
Policy acquisition and other underwriting expenses	3,754,452	3,360,114	7,602,586	6,668,260
Interest expense	50,580	50,580	101,160	127,243

Total expenses	9,890,979	8,056,125	19,620,363	15,975,127

Income before federal income tax expense	1,632,863	2,126,564	2,792,564	4,595,641
Federal income tax expense	521,283	706,143	877,509	1,513,971

Net income	$1,111,580	$1,420,421	$1,915,055	$3,081,670

Earnings per share
Basic	$.64	$.82	$1.11	$1.79
Diluted	$.63	$.81	$1.09	$1.76

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Stock	Class A	Class B	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2006	$—	$—	$—	$7,605,096	$25,511,413	$1,313,668	$34,430,177
Comprehensive income:
Net income					1,915,055		1,915,055
Net unrealized gains on investments, net of tax						260,876	260,876
Amortization of prior service credit, net of tax						(28,275)	(28,275)
Amortization of net actuarial loss, net of tax						6,697	6,697

Total comprehensive income							2,154,353
Stock-based compensation				53,084			53,084
Stock options exercised				10,000			10,000
Tax benefit from stock options exercised				11,556			— 11,556

Balance, June 30, 2007	$—	$—	$—	$7,679,736	$27,426,468	$1,552,966	$36,659,170

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,915,055	$3,081,670
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	510,499	178,500
Deferred federal income taxes	8,433	118,470
Stock based compensation expense	53,084	23,527
Net realized gains on investments	(321,972)	(295,711)
Net amortization of premiums on investments	100,813	110,030
Excess tax benefit from stock options exercised	(11,556)	—
Changes in assets and liabilities:
Premiums due from policyholders	(302,330)	(82,994)
Amounts due from reinsurers	(42,973)	1,408,924
Prepaid reinsurance premiums	151,234	(6,659)
Accrued investment income	(19,369)	470
Deferred policy acquisition costs	87,465	73,499
Other assets	21,849	(86,218)
Losses and loss adjustment expenses	1,269,076	1,087,202
Unearned premiums	(185,434)	(635,355)
Reinsurance balances payable	75,483	(981,082)
Accrued expenses and other liabilities	(462,889)	612,006

Net cash provided by operating activities	2,846,468	4,606,279

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	10,545,797	4,435,531
Proceeds from sales of equity investments	1,894,588	2,779,562
Purchases of fixed maturity investments	(8,743,460)	(4,688,657)
Purchases of equity investments	(914,501)	(2,764,682)
Increase in receivable from investments	(1,634,107)	—
Repayment of mortgage loan on real estate from related party	3,516	—
Issuance of mortgage loan on real estate from related party	—	(2,322)
Purchase of property and equipment, net	(745,962)	(441,378)

Net cash provided by (used in) investing activities	405,871	(681,946)

Cash flows from financing activities:
Proceeds from exercised stock options	10,000	—
Tax benefit from exercised stock options	11,556	—

Net cash provided by financing activities	21,556	—

Net decrease in cash and cash equivalents	3,273,895	3,924,333
Cash and cash equivalents, beginning of period	4,598,843	1,542,581

Cash and cash equivalents, end of period	$7,872,738	$5,466,914

The accompanying notes are an integral part of the consolidated financial statements.

F remont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

2.	Recently Issued Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board's (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. See Note 8 for further discussion of the Company’s adoption of FIN 48.

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Comprehensive Income or Loss

The Company’s comprehensive income (loss) for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,111,580	$1,420,421	$1,915,055	$3,081,671
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	162,231	(312,549)	473,378	(178,030)
Reclassification adjustment for realized (gain) loss on investments included in net income	(194,035)	15,043	(212,502)	(195,169)
Amortization of prior service credit	(14,138)	—	(28,275)	—
Amortization of net actuarial loss	3,349	—	6,697	—

Other comprehensive income (loss), net of tax	(42,593)	(297,506)	239,298	(373,199)

Comprehensive income	$1,068,987	$1,122,915	$2,154,353	$2,708,472

4.	Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income	$1,111,580	$1,420,421	$1,915,055	$3,081,670

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,727,456	1,724,256	1,727,036	1,724,256
Effect of dilutive stock options	37,638	33,433	36,706	29,788

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,765,094	1,757,689	1,763,742	1,754,044

Basic earnings per share	$0.64	$0.82	$1.11	$1.79
Diluted earnings per share	$0.63	$0.81	$1.09	$1.76

5.	Segment Information

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

Segment data for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned:
Personal lines	$7,268,573	$6,348,157	$14,224,348	$12,547,135
Commercial lines	1,854,498	1,912,368	3,660,053	3,850,232
Farm	1,096,363	1,064,852	2,175,883	2,089,393
Marine	380,764	352,368	805,207	744,580

Total net premiums earned	10,600,198	9,677,745	20,865,491	19,231,340

Expenses:
Loss and loss adjustment expenses:
Personal lines	4,278,062	3,290,776	8,443,345	6,229,237
Commercial lines	920,531	762,595	2,018,922	2,129,434
Farm	700,911	320,890	1,213,557	543,286
Marine	186,443	271,170	240,793	277,667

Total loss and loss adjustment expenses	6,085,947	4,645,431	11,916,617	9,179,624

Policy acquisition and other underwriting expenses:
Personal lines	2,575,307	2,204,049	5,182,808	4,350,584
Commercial lines	656,738	663,998	1,333,583	1,335,027
Farm	388,130	369,704	792,808	724,474
Marine	134,277	122,363	293,387	258,175

Total policy acquisition and other underwriting expenses	3,754,452	3,360,114	7,602,586	6,668,260

Underwriting gain (loss):
Personal lines	415,204	853,332	598,195	1,967,314
Commercial lines	277,229	485,775	307,548	385,771
Farm	7,322	374,258	169,518	821,633
Marine	60,044	(41,165)	271,027	208,738

Total underwriting gain	759,799	1,672,200	1,346,288	3,383,456
Net investment income	518,353	425,698	1,009,760	845,466
Net realized gains (losses) on investments	293,993	(22,792)	321,972	295,711
Other income, net	111,298	102,038	215,704	198,251
Interest expense	(50,580)	(50,580)	(101,160)	(127,243)

Income before federal income taxes	$1,632,863	$2,126,564	$2,792,564	$4,595,641

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

6.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$2,894	$2,539	$5,789	$5,079
Interest cost	26,231	25,097	52,462	50,193
Amortization of unrecognized prior service cost	(21,420)	(21,421)	(42,841)	(42,841)
Amortization of unrecognized net actuarial loss	5,074	5,291	10,147	10,581

Net periodic benefit cost	$12,779	$11,506	$25,557	$23,012

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the six months ended June 30, 2007 the Company has made contributions to the plan of approximately $52,000. During 2007, the Company expects to contribute a total of $54,000 to the plan to cover anticipated benefit payments.

7.	Reinsurance

The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended
	June 30, 2007		June 30, 2006
	Written	Earned	Written	Earned
Direct	$14,536,048	$13,098,330	$13,221,896	$11,837,374
Assumed	27,774	21,867	10,397	13,097
Ceded	(2,544,090)	(2,519,999)	(2,187,722)	(2,172,726)

Net premiums	$12,019,732	$10,600,198	$11,044,571	$9,677,745

	Six Months Ended
	June 30, 2007		June 30, 2006
	Written	Earned	Written	Earned
Direct	$25,498,953	$25,686,849	$22,774,771	$23,401,295
Assumed	42,155	39,693	26,095	34,926
Ceded	(4,889,567)	(4,861,051)	(4,211,540)	(4,204,881)

Net premiums	$20,651,541	$20,865,491	$18,589,326	$19,231,340

The effect of reinsurance on incurred losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss and LAE incurred	$7,279,341	$5,466,725	$13,288,171	$10,479,079
Reinsurance recoveries	(1,193,394)	(821,294)	(1,371,554)	(1,299,455)

Net loss and LAE incurred	$6,085,947	$4,645,431	$11,916,617	$9,179,624

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.

The provision for income taxes for the three and six months ended June 30 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current expense	$639,514	$619,095	$869,076	$1,395,502
Deferred expense	(118,231)	87,048	8,433	118,469

Total	$521,283	$706,143	$877,509	$1,513,971

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Income before federal income taxes	$1,632,863		$2,126,564		$2,792,564		$4,595,641

Tax at statutory rate	555,173	34.0%	723,032	34.0%	949,472	34.0%	1,562,518	34.0%
Tax effect of :
Nontaxable investment income	(38,169)	(2.3%)	(22,234)	(1.0%)	(78,511)	(2.8%)	(47,124)	(1.0%)
Nondeductible expenses, net	1,005	0.1%	1,774	—	3,274	0.1%	5,440	0.1%
Other, net	3,274	0.2%	3,571	0.2%	3,274	0.1%	(6,863)	(0.2%)

Federal income tax expense	$521,283	31.9%	$706,143	33.2%	$877,509	31.4%	$1,513,971	32.9%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for the deferred tax asset associated with these amounts. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and futureprofitability and the overall prospects of our business, it has been determined that as of June 30, 2007 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the remaining net deferred tax asset.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2007 and December 31, 2006 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	June 30, 2007	December 31, 2006
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$422,559	$421,360
Unearned premium reserves	1,473,336	1,470,987
Postretirement benefits accrued	673,593	667,021
Net operating loss carryforward	2,498,439	2,634,446
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	215,841	186,814

Total deferred federal income tax assets	5,641,465	5,738,325

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,100,912)	(1,120,000)
Unrealized gains on investments	(540,685)	(406,295)
Property and equipment	(23,624)	(107,254)
Other deferred tax liabilities	(27,202)	(24,026)

Total deferred federal income tax liabilities	(1,692,423)	(1,657,575)

Net deferred federal income tax asset	3,949,042	4,080,750
Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$2,939,005	$3,070,713

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 131 years. We market policies through approximately 170 independent insurance agencies. Fremont Insurance Company has a financial strength rating of “B++” (Good) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIS”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of June 30, 2007, we had approximately 57,900 policies in force and assets of $88.8 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and six months ended June 30, 2007 and 2006. The Company’s fiscal year ends on December 31.

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

We maintain incurred but not reported (“IBNR”) reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and unreported claims and then subtracting the case reserves and payments made to date for reported claims.

Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Each quarter we review existing reserves, new claims, changes to existing case reserves and paid losses with respect to the current and prior accident years. In connection with the determination of the reserves we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. We review our loss reserves to ascertain whether new developments have occurred which would require adjustment to our ultimate loss estimates. The quarterly review also involves roundtable discussion involving the claims, underwriting and accounting departments. Discussion is generally focused on claims involving liability and those claims that involve significant judgment. Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Company’s results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at June 30, 2007.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Reported losses
Personal	$6,833	$6,094
Commercial	3,599	3,525
Farm	1,284	1,123
Marine	829	837

	12,545	11,579

IBNR losses
Personal	4,632	4,338
Commercial	3,520	3,520
Farm	486	486
Marine	263	254

	8,901	8,598

Total
Personal	11,465	10,432
Commercial	7,119	7,045
Farm	1,770	1,609
Marine	1,092	1,091

	$21,446	$20,177

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of June 30, 2007 and December 31, 2006, was approximately $165,000 and $208,000, respectively.

Investments. All of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported as a component of accumulated other comprehensive income or loss until realized.

The Company reviews the status and market value changes of its investment portfolio each month, and any provisions for other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing investments for other than temporary impairment, the Company, in addition to an investment’s market price history and its intent and ability to hold fixed maturity investments until maturity, considers the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities market conditions, and analyst expectations, in their totality to reach its conclusions. When a security in the Company’s investment portfolio has an unrealized loss in value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the statement of operations. Any future increases in the market value of investments previously written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within stockholders’ equity.

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

At June 30, 2007 and December 31, 2006, the Company’s recoverable from reinsurers was comprised of the following:

	June 30, 2007	December 31, 2006
Paid losses and LAE	$594,529	$853,132
Unpaid losses and LAE	7,331,597	7,030,021

Amounts due from reinsurers	$7,926,126	$7,883,153

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

Results of Operations – Three Months Ended June 30, 2007 and 2006

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended June 30, 2007 and 2006. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2007	2006	Dollar	Percentage
Underwriting gain (loss)
Personal	$415,204	$853,332	$(438,128)	(51.3%)
Commercial	277,229	485,775	(208,546)	(42.9%)
Farm	7,322	374,258	(366,936)	(98.0%)
Marine	60,044	(41,165)	101,209	245.9%

Total underwriting gain	759,799	1,672,200	(912,401)	(54.6%)
Other revenue (expense) items
Net investment income	518,353	425,698	92,655	21.8%
Net realized gains on investments	293,993	(22,792)	316,785	1389.9%
Other income	111,298	102,038	9,260	9.1%
Interest expense	(50,580)	(50,580)	—	0.0%

Total other revenue (expense) items	873,064	454,364	418,700	92.2%

Income before federal income taxes	1,632,863	2,126,564	(493,701)	(23.2%)
Federal income tax expense	(521,283)	(706,143)	184,860	(26.2%)

Net income	$1,111,580	$1,420,421	$(308,841)	(21.7%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended June 30, 2007 and 2006.

	2007	2006	Change	% Change
Direct premiums written	$14,536,048	$13,221,896	$1,314,152	9.9%

Net premiums written	$12,019,732	$11,044,571	$975,161	8.8%

Net premiums earned	$10,600,198	$9,677,745	$922,453	9.5%
Loss and LAE	6,085,947	4,645,431	1,440,516	31.0%
Policy acquisition and other underwriting expenses	3,754,452	3,360,114	394,338	11.7%

Underwriting gain (loss)	$759,799	$1,672,200	$(912,401)	(54.6%)

Loss and LAE ratio	57.4%	48.0%	9.4%
Policy acquisition and other underwriting expense ratio	35.4%	34.7%	0.7%
Combined ratio	92.8%	82.7%	10.1%

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

Direct premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2007	2006	$ Change	% Change
Direct Premiums Written:
Personal	$9,774,955	$8,582,259	$1,192,696	13.9%
Commercial	2,507,151	2,489,762	17,389	0.7%
Farm	1,371,848	1,293,216	78,632	6.1%
Marine	882,094	856,659	25,435	3.0%

	$14,536,048	$13,221,896	$1,314,152	9.9%

Although the industry is experiencing the soft market we continue to generate solid top line growth in direct premiums written. During the 2007 quarter, we increased direct premiums written 9.9% with new business volume increasing 29.7% and renewal premium volume increasing 6.6%. Since March 31, 2007 our in-force policy count has increased 2.8%. Direct premiums written for the personal segment increased 13.9% over 2006, driven by the continued growth in the personal auto line which was up 27.9%. Personal auto new business was up 22.7% while renewal business increased 29%. Since March 31, 2007, the in-force policy count for personal auto increased 6.5%. The strong growth in personal auto is due to a combination of the ease of obtaining and issuing new policies through Fremont Complete, the Company’s web-based rating platform, along with competitive pricing on target market exposures. Direct premiums written for the homeowner product line was up 4.6%, driven by new business which was up 37.5% while renewal premium increased 0.3%. The increase in new business premium is due to a combination of the growth in personal auto and the associated multi-policy discount when both lines are written with the Company in addition to the enhanced automation of this line through Fremont Complete. Fremont Complete allows our independent agents to quote and issue policies in real-time which saves time for both the agent and the Company.

Direct premiums written for the commercial segment increased 0. 7%. Renewal business premium decreased 8.2% which can be attributed to the soft market and competitive pricing pressure. Despite the decline in renewal premiums new business premium was up 55.5% driven by a combination of additional talent in our commercial department, competitive products and a multi-policy strategy that provides discounts to commercial policyholders where the Company also writes the owner or principal’s personal lines insurance. Farm direct premiums written were up 6.1%, driven by both new and renewal premiums, which were up 32.3% and 4.1%, respectively. Direct premiums written for the marine segment increased 3.0%, driven by renewal premiums which were up 3.9%, with new business down 9.7%.

Net premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2007	2006	$ Change	% Change
Net Premiums Written:
Personal	$7,925,903	$7,046,047	$879,856	12.5%
Commercial	2,114,574	2,104,947	9,627	0.5%
Farm	1,202,595	1,139,553	63,042	5.5%
Marine	776,660	754,024	22,636	3.0%

	$12,019,732	$11,044,571	$975,161	8.8%

The increase in net premiums written is due to the overall increase in direct premiums written of $1,314,000 offset by a net increase of $339,000 in ceded and assumed premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended June 30 are presented in the table below:

	2007	2006	$ Change	% Change
Net Premiums Earned:
Personal	$7,268,573	$6,348,157	$920,416	14.5%
Commercial	1,854,498	1,912,368	(57,870)	(3.0%)
Farm	1,096,363	1,064,852	31,511	3.0%
Marine	380,764	352,368	28,396	8.1%

	$10,600,198	$9,677,745	$922,453	9.5%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $1,261,000 offset by a net increase of $339,000 in ceded and assumed premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended June 30 are shown in the tables below:

	2007	2006	$ Change	% Change
Loss and LAE:
Personal	$4,278,062	$3,290,776	$987,286	30.0%
Commercial	920,531	762,595	157,936	20.7%
Farm	700,911	320,890	380,021	118.4%
Marine	186,443	271,170	(84,727)	(31.2%)

	$6,085,947	$4,645,431	$1,440,516	31.0%

Incurred Claim Count:
Personal	1,759	1,299	460	35.4%
Commercial	182	158	24	15.2%
Farm	107	103	4	3.9%
Marine	63	54	9	16.7%

	2,111	1,614	497	30.8%

Average Loss and LAE per Claim:
Personal	$2,432	$2,533	$(101)	(4.0%)
Commercial	5,058	4,827	231	4.8%
Farm	6,551	3,115	3,435	110.3%
Marine	2,959	5,022	(2,062)	(41.1%)

	$2,883	$2,878	$5	0.2%

Loss and LAE Ratio:
Personal	58.9%	51.8%
Commercial	49.6%	39.9%
Farm	63.9%	30.1%
Marine	49.0%	77.0%

	57.4%	48.0%

The increase in the personal segments loss and LAE was driven by higher losses in the homeowners and personal auto product lines. During the 2007 quarter, homeowners experienced an 11% increase in claim count while the average claim cost incurred increased 53%. The higher losses were driven primarily by more fire and water damage related losses as compared to the activity during the 2006 quarter. Personal auto experienced a 55% increase in claim count during the quarter while the average claim cost incurred dropped 35%. The majority of the personal auto claim activity was focused in auto physical damage which typically results in high frequency and low severity claim activity. The growth in auto physical damage claims is driven by the premium volume growth in personal auto which was up 27.9% during the 2007 quarter. The increase in the personal segments loss and LAE ratio was driven by the increased losses in the homeowner line. The increase in the commercial segments incurred loss and LAE and the loss ratio was driven by higher claim severity primarily from fire related losses experienced during the quarter. The farm segment was also negatively impacted by increased fire losses during the 2007 quarter which increased the incurred losses and LAE as well as the loss ratio. The marine segment experienced a mild quarter from a loss standpoint. Despite the fact that the month of May marks the beginning of the peak boating season in Michigan we did not experience the loss activity that was experienced during the 2006 quarter.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended June 30 were as follows:

	2007	2006	Change	% Change
Amortization of deferred policy acquisition costs	$1,855,441	$1,716,546	$138,895	8.1%
Other underwriting expenses	1,899,011	1,643,568	255,443	15.5%

Total policy acquisition and other underwriting expenses	$3,754,452	$3,360,114	$394,338	11.7%

Net premiums earned	$10,600,198	$9,677,745	$922,453	9.5%

Expense ratio	35.4%	34.7%	0.7%

Amortization of deferred policy acquisition costs increased during the second quarter of 2007 as compared to the same period in 2006 as a result of increased earned premium. The increase in other underwriting expenses was caused by increased compensation expense ($66,000), higher depreciation ($121,000) and increased survey and inspection fees ($42,000) offset by lower marketing and advertising costs ($70,000). Furthermore, in the 2006 quarter, other underwriting expenses included approximately $89,000 in premium tax refunds on prior year amended returns. Compensation expense increased due to annual merit increases, an increase in compensation allocated to other underwriting expenses and increased expense associated with the vesting of stock options. Survey and inspection fees increased as a result of the growth in the personal auto line. The Company obtains various types of underwriting reports including driving records and motor vehicle reports when underwriting a personal auto policy.

The increase in depreciation is driven by the Company’s continued investment in its web-based rating platform – Fremont Complete. Fremont Complete is a significant technological step forward for the Company and provides a strong foundation for future growth. Not only does the rating platform enhance the ‘ease of doing business’ with our agency force it also provides a direct inter-phase between our independent agents’ management systems and the Company’s policy processing system.

At June 30, 2007, the following product lines were available through Fremont Complete: personal auto, businessowners, homeowners and marine. We have invested over $1,673,000 in Fremont Complete since development began in late 2005. We continue to receive positive feedback from our agency force. More importantly, we continue to experience growth in the product lines which are available through Fremont Complete. Moving forward we continue to evaluate adding additional product lines to the web-based platform. The Company recognizes the fact that the additional depreciation of the development costs puts pressure on our expense ratio over the short term particularly during the current soft market. However, from a longer term perspective Fremont Complete provides a robust processing infrastructure which is necessary for the Company to achieve its long-term growth goals.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended June 30 are as follows:

	2007	2006	Change	% Change
Fixed maturities	$517,487	$424,722	$92,765	21.8%
Equity securities	8,770	8,114	656	8.1%
Cash and cash equivalents	68,465	66,926	1,539	2.3%

Gross investment income	594,722	499,762	94,960	19.0%
Less: Investment expenses	(76,369)	(74,064)	2,305	3.1%

Net investment income	$518,353	$425,698	$92,655	21.8%

Average invested assets (amortized cost basis)	$60,322,852	$54,819,896	$5,502,956	10.0%

Rate of return on average invested assets	3.4%	3.1%	0.3%

In the second quarter of 2007, gross investment income from fixed maturities was $93,000 higher than in the same period in 2006. This increase was driven by two factors: growth in invested assets from 2006 to 2007 and reinvestment of cash flows at higher market yields. During the quarter the Company increased its holdings in tax-exempt securities by selling lower yielding taxable and tax exempt securities and reinvesting the proceeds at higher yields. The average tax equivalent book yield on the purchases was 6.36%. The tax equivalent book yield of the fixed maturity portfolio increased 19 basis points from 4.93%, as of March 31, 2007, to 5.12%, as of June 30, 2007, as a result of the bond swap. The tax equivalent book yield at June 30, 2007 has increased 44 basis points over the June 30, 2006 yield of 4.68%.

Investment expenses increased slightly as a result of advisory fees which increased due to an increase in assets under management by the Company’s investment advisors. As a result of the items above, the annualized rate of return on average invested assets increased to 3.4% during the second quarter of 2007 from 3.1% during the same period in 2006.

During the three months ended June 30, 2007 the Company generated net realized gains from the equity portfolio of approximately $507,000 offset by realized losses of $213,000 from the fixed maturity portfolio for a combined net realized gain of $294,000. During the three months ended June 30, 2006 the Company realized a net loss on the sale of equity securities of approximately $23,000. During the 2007 quarter, the Company rebalanced the equity portfolio and took advantage of the unrealized market value appreciation and shifted approximately $1,000,000 from the equity portfolio into cash equivalents to be used for the surplus note repayment on September 30, 2007.

Furthermore, during the 2007 quarter the Company increased its holdings in tax exempt municipals in order to take advantage of the higher tax equivalent yields in that sector. This was accomplished by selling both corporate securities and other tax exempt municipals which had lower yields. The shift resulted in net realized losses of $213,000. At June 30, 2007 the fixed maturity portfolio had an effective duration of 4.34 years and a tax equivalent book yield of 5.12% compared to an effective duration of 3.8 years and a tax equivalent book yield of 4.93% at March 31, 2007.

Interest Expense. Interest expense remained consistent during the three months ended June 30, 2007 as compared to the same period in 2006 as there was no change in the outstanding balance of the Company’s surplus notes.

Income Tax Expense. During the three months ended June 30, 2007 and 2006 the Company recorded income tax expense of approximately $521,000 and $706,000, respectively. The decrease is due to a decline in pre-tax income in the 2007 period compared to the prior year period. The effective tax rate for the three months ended June 30, 2007 was 31.9% compared to 33.2% in the prior year period. The decrease in the effective tax rate is due increased tax-exempt interest income received during the second quarter of 2007 compared to 2006.

Results of Operations – Six Months Ended June 30, 2007 and 2006

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the six months ended June 30, 2007 and 2006. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2007	2006	Dollar	Percentage
Underwriting gain (loss)
Personal	$598,195	$1,967,314	$(1,369,119)	(69.6%)
Commercial	307,548	385,771	(78,223)	(20.3%)
Farm	169,518	821,633	(652,115)	(79.4%)
Marine	271,027	208,738	62,289	29.8%

Total underwriting gain	1,346,288	3,383,456	(2,037,168)	(60.2%)
Other revenue (expense) items
Net investment income	1,009,760	845,466	164,294	19.4%
Net realized gains (losses) on investments	321,972	295,711	26,261	8.9%
Other income	215,704	198,251	17,453	8.8%
Interest expense	(101,160)	(127,243)	26,083	(20.5%)

Total other revenue (expense) items	1,446,276	1,212,185	234,091	19.3%

Income before federal income taxes	2,792,564	4,595,641	(1,803,077)	(39.2%)
Federal income tax benefit (expense)	(877,509)	(1,513,971)	636,462	(42.0%)

Net income	$1,915,055	$3,081,670	$(1,166,615)	(37.9%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the six months ended June 30, 2007 and 2006.

	2007	2006	Change	% Change
Direct premiums written	$25,498,953	$22,774,771	$2,724,182	12.0%

Net premiums written	$20,651,541	$18,589,326	$2,062,215	11.1%

Net premiums earned	$20,865,491	$19,231,340	$1,634,151	8.5%
Loss and LAE	11,916,617	9,179,624	2,736,993	29.8%
Policy acquisition and other underwriting expenses	7,602,586	6,668,260	934,326	14.0%

Underwriting gain (loss)	$1,346,288	$3,383,456	$(2,037,168)	(60.2%)

Loss and LAE ratio	57.1%	47.7%	9.4%
Policy acquisition and other underwriting expense ratio	36.4%	34.7%	1.8%
Combined ratio	93.5%	82.4%	11.1%

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

Direct premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2007	2006	Change	% Change
Direct Premiums Written:
Personal	$17,328,181	$14,679,594	$2,648,587	18.0%
Commercial	4,525,575	4,605,009	(79,434)	(1.7%)
Farm	2,429,423	2,340,971	88,452	3.8%
Marine	1,215,774	1,149,197	66,577	5.8%

	$25,498,953	$22,774,771	$2,724,182	12.0%

Despite the soft market for both personal and commercial lines, we continue to generate solid growth in direct premiums written evidenced by a 12% increase in premium volume for the first six months of 2007. New business volume is up 38.4% while renewal volume grew 7.8%. Except for commercial lines, all lines are showing positive growth for the first half of 2007. While commercial premium volume is down 1.7%, this is a marked improvement over the first quarter results (down 4.6% as of March 31, 2007).

Within the personal segment, personal auto continues to lead the way in terms of growth and is up 31.6% through June 30, 2007. Personal auto new premium volume is up 49.1% and renewal volume is up 28.5%. Homeowner new and renewal business are up 47.5% and 2.4% respectively. One of the main contributing factors to the strong growth in new business for both personal auto and homeowners is the Company’s web-based rating platform – Fremont Complete. From a personal lines standpoint, the Company’s independent agents are now able to quote and issue homeowner and personal auto policies through Fremont Complete which is a significant driver behind the premium growth in the personal segment.

While the commercial segment is down 1.7%, new business was strong with a 35% increase; however, renewals were down 7.7% which is attributed to both the soft market and the slow Michigan economy. As noted in the first quarter, there was a $60,000 audit premium reduction on one of our larger accounts due to decreased payroll which negatively impacted our commercial renewal premiums during the six month period ended June 30, 2007. Farm direct premiums are up 3.8%, driven by an increase of 16.7% in new business premiums and a 2.8% increase in renewal premiums. Direct premiums written for marine business is up 5.8%, driven by renewal premiums which are up 6.5%, with new business down 4.0%. Total in-force policy count continues to grow and is up 5.6% over the in-force policy count as of December 31, 2006.

Net premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2007	2006	Change	% Change
Net Premiums Written:
Personal	$13,762,591	$11,762,684	$1,999,907	17.0%
Commercial	3,741,440	3,821,093	(79,653)	(2.1%)
Farm	2,086,889	2,005,143	81,746	4.1%
Marine	1,060,621	1,000,406	60,215	6.0%

	$20,651,541	$18,589,326	$2,062,215	11.1%

The increase in net premiums written is due to the overall increase in direct premiums written of $2,724,000 offset by an increase of $662,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the six months ended June 30 are presented in the table below:

	2007	2006	Change	% Change
Net Premiums Earned:
Personal	$14,224,348	$12,547,135	$1,677,213	13.4%
Commercial	3,660,053	3,850,232	(190,179)	(4.9%)
Farm	2,175,883	2,089,393	86,490	4.1%
Marine	805,207	744,580	60,627	8.1%

	$20,865,491	$19,231,340	$1,634,151	8.5%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $2,285,000 offset by an increase of $651,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the six months ended June 30 are shown in the tables below:

	2007	2006	Change	% Change
Loss and LAE:
Personal	$8,443,345	$6,229,237	$2,214,108	35.5%
Commercial	2,018,922	2,129,434	(110,512)	(5.2%)
Farm	1,213,557	543,286	670,271	123.4%
Marine	240,793	277,667	(36,874)	(13.3%)

	$11,916,617	$9,179,624	$2,736,993	29.8%

Incurred Claim Count:
Personal	3,058	2,415	643	26.6%
Commercial	290	250	40	16.0%
Farm	149	171	(22)	(12.9%)
Marine	88	77	11	14.3%

	3,585	2,913	672	23.1%

Average Loss and LAE per Claim:
Personal	$2,761	$2,579	$182	7.0%
Commercial	6,962	8,518	(1,556)	(18.3%)
Farm	8,145	3,177	4,968	156.4%
Marine	2,736	3,606	(870)	(24.1%)

	$3,324	$3,151	$173	5.5%

Loss and LAE Ratio:
Personal	59.4%	49.6%
Commercial	55.2%	55.3%
Farm	55.8%	26.0%
Marine	29.9%	37.3%

	57.1%	47.7%

The personal segment experienced an increase in incurred loss and loss adjusting expense as well as the loss and LAE ratio driven by increased severity in the homeowner product line coupled with increased claim frequency in the personal auto line. Incurred losses for homeowners and personal auto increased $1,646,000 and $549,000, respectively, during the six months ended June 30, 2007 compared to 2006. The homeowner line experienced increased loss severity as a result of snow and ice damage as well as water damage losses as a result of the colder winter weather experienced during the first quarter 2007. In addition, the Company experienced an increase in fire related losses during the six month period in 2007 as compared to 2006. During the first quarter of 2007 Michigan experienced a more normalized winter weather pattern evidenced by consistent below-freezing temperatures and significant snow accumulation. During the first quarter of 2006 Michigan did not experience the consistent below freezing temperatures as those experienced in 2007 which resulted in lower claim severity in 2006. Loss and LAE from personal auto increased due to increased frequency driven by volume growth in this line. The personal auto line’s direct premiums written increased 31.6% during the first six months of 2007 as compared to 2006. Furthermore, the majority of the increase in the incurred claim count for the personal segment was from increased personal auto claims particularly auto physical damage. The commercial segment experienced a decline in incurred loss and LAE as well as the loss and LAE ratio due to a drop in claim severity. The farm segment experienced higher loss and LAE during the quarter due to an increase in losses attributable to the weather conditions and fire losses experienced in the 2007 period.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the six months ended June 30 were as follows:

	2007	2006	Change	% Change
Amortization of deferred policy acquisition costs	$3,655,434	$3,391,101	$264,333	7.8%
Other underwriting expenses	3,947,152	3,277,159	669,993	20.4%

Total policy acquisition and other underwriting expenses	$7,602,586	$6,668,260	$934,326	14.0%

Net premiums earned	$20,865,491	$19,231,340	$1,634,151	8.5%

Expense ratio	36.4%	34.7%	1.8%

Amortization of deferred policy acquisition costs increased during the second quarter of 2007 as compared to the same period in 2006 as a result of increased net earned premium volume. The increase in other underwriting expenses was caused by increased compensation expense ($152,000), higher depreciation ($229,000) and increased legal and auditing fees ($121,000) offset by lower marketing and advertising costs ($52,000). Furthermore, in 2006 other underwriting expenses were lower by approximately $257,000 due to premium tax refunds received on prior year amended returns. Compensation expense increased due to annual merit increases, an increase in compensation allocated to other underwriting expenses and increased expense associated with the vesting of stock options.

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

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the six months ended June 30 are as follows:

	2007	2006	Change	% Change
Fixed maturities	$1,040,586	$873,812	$166,774	19.1%
Equity securities	20,089	29,103	(9,014)	(31.0%)
Cash and cash equivalents	103,638	96,707	6,931	7.2%

Gross investment income	1,164,313	999,622	164,691	16.5%
Less: Investment expenses	(154,553)	(154,156)	397	0.3%

Net investment income	$1,009,760	$845,466	$164,294	19.4%

Average invested assets (amortized cost basis)	$60,768,246	$55,147,923	$5,620,323	10.2%

Rate of return on average invested assets	3.3%	3.1%	0.3%

For the six months ended June 30, 2007, gross investment income from fixed maturities increased 19.1% over the same period in 2006. The increase is driven by higher average invested assets in the fixed maturity portfolio which were 9% higher in 2007 coupled with higher investment yields. The decrease in investment income from the equity portfolio is largely driven by the shift within the portfolio from holding common and preferred stocks to holding mutual funds. During the six months ended June 30, 2006 the Company received dividends from common and preferred stocks it held during this time. Whereas during the six months ended June 30, 2007 the Company only held mutual funds which typically do not pay dividends. Investment income from cash and cash equivalents was higher during 2007 due to higher yields and the fact that the Company increased its holding of shorter term cash equivalents in contemplation of paying off the surplus notes in September 2007. As a result of the items above, the annualized rate of return on average invested assets increased to 3.3% during 2007 from 3.1% during the same period in 2006.

During the six months ended June 30, 2007 the Company recorded net realized gains from the equity portfolio of approximately $535,000 and net realized losses for the fixed maturity portfolio of $213,000. During the six months ended June 30, 2006 the Company realized a net gain on the sale of equity and fixed maturity and securities of approximately $283,000 and $13,000, respectively. Realized gains from equity securities were higher during 2007 as a result of the Company rebalancing the equity portfolio and taking advantage of the unrealized market value appreciation. During the 2007 period the Company shifted approximately $1,000,000 from the equity portfolio into cash equivalents to be used for the surplus note repayment on September 30, 2007. The equity sales generated approximately $535,000 in realized gains.

During 2007, the Company increased its holdings in tax exempt municipals in order to take advantage of the higher tax equivalent yields in that sector. This was accomplished by selling both corporate securities and other tax exempt municipals which had lower yields. The shift resulted in net realized losses of $213,000. At June 30, 2007 the fixed maturity portfolio had an effective duration of 4.34 years and a tax equivalent book yield of 5.12% compared to an effective duration of 3.96 years and a tax equivalent book yield of 4.87% at December 31, 2007.

Interest Expense. Interest expense decreased $26,000 during the six months ended June 30, 2007 as compared to the same period in 2006. The decrease is due to the fact that the Company is no longer incurring interest expense related to the funds withheld account balance associated with the previously commuted quota share reinsurance agreement. The quota share reinsurance contract, which was commuted on March 31, 2006, was structured on a funds withheld basis and required the Company to accrue interest at an annual rate of 2.5%.

Income Tax Expense. During the six months ended June 30, 2007 and 2006 the Company recorded income tax expense of approximately $878,000 and $1,514,000 respectively. The decrease is due to a decline in pre-tax income in the 2007 period compared to the prior year period. The effective tax rate for the six months ended June 30, 2007 was 31.4% compared to 32.9% in the prior year period. The decrease in the effective tax rate is due increased tax-exempt interest income received during the second quarter of 2007 compared to 2006.

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

Cash flow provided by operations was $2,846,000 and $4,606,000 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $1,760,000. During the six months ended June 30, 2007 as compared to the same period in 2006, net premiums collected increased $1,944,000, net loss and LAE payments increased $2,904,000, policy acquisition and other underwriting expenses paid increased $1,461,000 and federal income taxes paid decreased $400,000. Other cash provided by operations increased $261,000 during the six months ended June 30, 2007 compared to the same period in 2006.

During the six months ended June 30, 2007 cash flow provided by investing activities was $406,000 while during the same period in 2006 cash flow used in investing activities was $682,000. The shift in cash flow provided by investing activities is due to the increased selling activity within the investment portfolio in 2007 compared to 2006 offset by increased expenditures for equipment and software.

Our debt structure consists of Series B Surplus Notes which carry a 7 percent interest rate and mature on September 30, 2007. At June 30, 2007 and December 31, 2006, there were $2,890,000 Series B Surplus Notes outstanding. The Company intends to repay the surplus notes at maturity with existing funds held in cash and cash equivalents coupled with cash generated from operations.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,562,339	$445	$95,177	$4,467,607
States and political subdivisions	15,692,373	25,744	206,572	15,511,545
Corporate securities	8,853,625	—	241,477	8,612,148
Mortgage-backed securities	14,289,240	5,329	338,190	13,956,379

	43,397,577	31,518	881,416	42,547,679

Equity securities - mutual funds	9,495,196	2,440,330	181	11,935,345

Total	$52,892,773	$2,471,848	$881,597	$54,483,024

	December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,074,385	$2,756	$87,898	$5,989,243
States and political subdivisions	13,414,841	37,133	47,155	13,404,819
Corporate securities	11,058,724	901	305,359	10,754,266
Mortgage-backed securities	14,965,481	69,226	223,769	14,810,938

	45,513,431	110,016	664,181	44,959,266

Equity securities - common stocks and mutual funds	9,940,606	1,756,784	7,634	11,689,756

Total	$55,454,037	$1,866,800	$671,815	$56,649,022

At June 30, 2007, corporate securities accounted for 20% of our fixed maturity portfolio, mortgage backed securities were 33%, states and political subdivisions (tax-exempt municipal) were 36% and U. S. government and government agency bonds were 11%. At June 30, 2007, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap – 24%, mid-cap – 26%, small-cap – 25% and international – 25%.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at June 30, 2007 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at June 30, 2007 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at June 30, 2007 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$4,105,568	$95,177	$4,105,568	$95,177
States and political subdivisions	5,254,468	104,409	3,893,858	102,163	9,148,326	206,572
Corporate securities	—	—	8,612,150	241,477	8,612,150	241,477
Mortgage-backed securities	3,072,780	36,524	9,555,082	301,666	12,627,862	338,190

	8,327,248	140,933	26,166,658	740,483	34,493,906	881,416

Common stocks and mutual funds	—	—	—	—	—	—

Total	$8,327,248	$140,933	$26,166,658	$740,483	$34,493,906	$881,416

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the six months ended June 30, 2007.

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

	Portfolio Value	Change in Value
Change in Rate
	(In thousands)
2%	$38,479	$(4,069)
1%	40,525	(2,023)
0	42,548	—
-1%	44,546	1,998
-2%	46,521	3,973

Credit Risk. At June 30, 2007, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA+ and an effective duration of 4.34 years.

While sub-prime mortgage headlines continue to be a top story in the news, it is important to stress that these loans make up less than 15% of the mortgage-backed market. Sub-prime loans are made to borrowers with extremely low credit scores (FICO <620) and high loan-to-value ratios. These loans typically have rates well above “prime” rates (+200-300 basis points over current conventional mortgage loans). Compounding the problem, many sub-prime loans originated off of floating rate indices and are being reset at levels significantly higher than their original rates.

Given the Company’s propensity for high credit quality, our portfolio does not hold any investments in this lower-tier sub-set of the mortgage-backed market. Instead, we hold higher-quality pools that are well-diversified, avoiding any regional concentrations. As added protection, the majority of the securities held within the portfolio are agency-backed issues.

Equity Risk. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices is a result of our holdings of mutual funds. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of Shareholders held on May 10, 2007, the following proposals were adopted by the margins indicated.

			Number of Shares
			Voted For	Withheld
Proposal 1:	Election of four Class I directors for a term of three years and until their successors have been elected and qualified.
	Michael A. DeKuiper		1,591,621	11,112
	Moncia C. Holmes		1,592,731	10,002
	Kenneth J. Schuiteman		1,593,331	9,402
	Jack A. Siebers		1,588,822	13,911

		Number of Shares
		Voted For	Against	Abstain
Proposal 2:	Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2007.	1,595,103	5,480	2,150
Proposal 3:	Approval of the amendments to Fremont Michigan InsuraCorp, Inc.’s Articles of Incorporation regarding matters to be considered by the Board of Directors in evaluation of certain offers.	816,082	158,903	4,117

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE

3.1 (a)	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.1 (b)	Certificate of Amendment to the Articles of Incorporation of Fremont Michigan InsuraCorp, Inc.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: August 13, 2007	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)