Form 10-Q
period 2007-09-30
FREMONT MICHIGAN INSURACORP INC
filed 2007-11-13
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 31, 2007
COMMON STOCK (No Par Value)	1,727,456
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006
Assets

Investments:
Fixed maturities available for sale, at fair value	$46,602,694	$44,959,266
Equity securities available for sale, at fair value	8,346,773	11,689,756
Mortgage loans on real estate from related parties	255,490	260,808

Total investments	55,204,957	56,909,830
Cash and cash equivalents	6,852,937	4,598,843
Premiums due from policyholders, net	8,186,900	7,528,683
Amounts due from reinsurers	8,164,790	7,883,153
Prepaid reinsurance premiums	1,619,975	404,016
Accrued investment income	518,490	447,411
Deferred policy acquisition costs	3,356,690	3,235,383
Deferred federal income taxes	3,097,493	3,070,713
Property and equipment, net of accumulated depreciation	1,993,249	1,771,323
Other assets	5,525	28,078

	$89,001,006	$85,877,433

Liabilities and Stockholders’ Equity

Liabilities:
Losses and loss adjustment expenses	$22,015,170	$20,176,555
Unearned premiums	22,794,870	21,463,019
Reinsurance balances payable	48,060	50,313
Accrued expenses and other liabilities	7,144,756	6,867,081
Surplus notes	—	2,890,288

Total liabilities	52,002,856	51,447,256

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,727,456 and 1,725,456 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,700,209	7,605,096
Retained earnings	27,995,958	25,511,413
Accumulated other comprehensive income	1,301,983	1,313,668

Total stockholders’ equity	36,998,150	34,430,177

Total liabilities and stockholders’ equity	$89,001,006	$85,877,433

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$10,874,446	$9,908,832	$31,739,937	$29,140,172
Net investment income	527,002	459,670	1,536,762	1,305,136
Net realized gains (losses) on investments	1,124,059	(217)	1,446,031	295,494
Other income, net	122,449	107,201	338,153	305,452

Total revenues	12,647,956	10,475,486	35,060,883	31,046,254

Expenses:
Losses and loss adjustment expenses, net	7,768,458	5,804,215	19,685,075	14,983,839
Policy acquisition and other underwriting expenses	4,058,431	3,463,918	11,661,017	10,132,178
Interest expense	45,010	50,580	146,170	177,823

Total expenses	11,871,899	9,318,713	31,492,262	25,293,840

Income before federal income tax expense	776,057	1,156,773	3,568,621	5,752,414
Federal income tax expense	206,567	375,589	1,084,076	1,889,560

Net income	$569,490	$781,184	$2,484,545	$3,862,854

Earnings per share
Basic	$.33	$0.45	$1.44	$2.24
Diluted	$.32	$0.44	$1.41	$2.20

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Class A	Class B
Balance, December 31, 2006	$—	$—	$—	$7,605,096	$25,511,413	$1,313,668	$34,430,177
Comprehensive income:
Net income					2,484,545		2,484,545
Net unrealized gains on investments, net of tax						20,683	20,683
Amortization of prior service credit, net of tax						(42,413)	(42,413)
Amortization of net actuarial loss, net of tax						10,045	10,045

Total comprehensive income							2,472,860
Stock-based compensation				73,557			73,557
Stock options exercised				10,000			10,000
Tax benefit from stock options exercised				11,556			11,556

Balance, September 30, 2007	$—	$—	$—	$7,700,209	$27,995,958	$1,301,983	$36,998,150

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,484,545	$3,862,854
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	756,748	273,750
Deferred federal income taxes	(20,761)	87,175
Stock based compensation expense	73,557	35,290
Net realized gains on investments	(1,443,197)	(295,494)
Gain on sale of property and equipment	(2,834)	(145)
Net amortization of premiums on investments	146,090	157,319
Excess tax benefit from stock options exercised	(11,556)	—
Changes in assets and liabilities:
Premiums due from policyholders	(658,217)	(476,214)
Amounts due from reinsurers	(281,637)	1,230,687
Prepaid reinsurance premiums	(1,215,959)	10,667
Accrued investment income	(71,079)	(50,678)
Deferred policy acquisition costs	(121,307)	(150,657)
Other assets	22,553	(143,288)
Losses and loss adjustment expenses	1,838,615	2,383,873
Unearned premiums	1,331,851	828,177
Reinsurance balances payable	(2,253)	(1,006,610)
Accrued expenses and other liabilities	240,189	441,218

Net cash provided by operating activities	3,065,348	7,187,924

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	14,305,490	6,424,750
Proceeds from sales of equity investments	6,459,229	2,779,562
Purchases of fixed maturity investments	(16,034,218)	(8,312,859)
Purchases of equity investments	(1,702,501)	(3,259,482)
Increase in receivable from investments	—	(997,249)
Repayment of mortgage loan on real estate from related party	5,318	4,763
Issuance of mortgage loan on real estate from related party	—	(5,200)
Proceeds from sale of property and equipment	3,601	3,400
Purchase of property and equipment, net	(979,441)	(903,705)

Net cash provided by (used in) investing activities	2,057,478	(4,266,020)

Cash flows from financing activities:
Proceeds from exercised stock options	10,000	6,000
Tax benefit from exercised stock options	11,556	4,925
Repayment of surplus notes	(2,890,288)	—

Net cash (used in) provided by financing activities	(2,868,732)	10,925

Net increase in cash and cash equivalents	2,254,094	2,932,829
Cash and cash equivalents, beginning of period	4,598,843	1,542,581

Cash and cash equivalents, end of period	$6,852,937	$4,475,410

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Comprehensive Income

The Company’s comprehensive income for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$569,490	$781,184	$2,484,545	$3,862,854
Other comprehensive income, net of tax:
Unrealized gain on investments	501,685	786,010	975,063	607,980
Reclassification adjustment for realized (gain) loss on investments included in net income	(741,878)	143	(954,380)	(195,026)
Amortization of prior service credit	(14,138)	—	(42,413)	—
Amortization of net actuarial loss	3,348	—	10,045	—

Other comprehensive income (loss), net of tax	(250,983)	786,153	(11,685)	412,954

Comprehensive income	$318,507	$1,567,337	$2,472,860	$4,275,808

4.	Earnings per Share

Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding. The computation of basic and diluted earnings per share for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income	$569,490	$781,184	$2,484,545	$3,862,854

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,727,456	1,724,556	1,727,177	1,724,358
Effect of dilutive stock options	38,895	36,086	40,601	31,764

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,766,351	1,760,642	1,767,778	1,756,122

Basic earnings per share	$0.33	$0.45	$1.44	$2.24
Diluted earnings per share	$0.32	$0.44	$1.41	$2.20

5.	Segment Information

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

Segment data for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned:
Personal lines	$7,417,850	$6,474,806	$21,642,198	$19,021,941
Commercial lines	1,936,517	1,953,861	5,596,570	5,804,093
Farm	1,081,548	1,063,356	3,257,431	3,152,749
Marine	438,531	416,809	1,243,738	1,161,389

Total net premiums earned	10,874,446	9,908,832	31,739,937	29,140,172

Expenses:
Loss and loss adjustment expenses:
Personal lines	6,315,228	4,102,573	14,758,573	10,331,810
Commercial lines	712,555	561,754	2,731,477	2,691,188
Farm	460,589	841,854	1,674,146	1,385,140
Marine	280,086	298,034	520,879	575,701

Total loss and loss adjustment expenses	7,768,458	5,804,215	19,685,075	14,983,839

Policy acquisition and other underwriting expenses:
Personal lines	2,768,375	2,263,437	7,951,183	6,614,021
Commercial lines	722,555	683,084	2,056,138	2,018,111
Farm	403,948	371,752	1,196,756	1,096,226
Marine	163,553	145,645	456,940	403,820

Total policy acquisition and other underwriting expenses	4,058,431	3,463,918	11,661,017	10,132,178

Underwriting gain (loss):
Personal lines	(1,665,753)	108,796	(1,067,558)	2,076,110
Commercial lines	501,407	709,023	808,955	1,094,794
Farm	217,011	(150,250)	386,529	671,383
Marine	(5,108)	(26,870)	265,919	181,868

Total underwriting gain	(952,443)	640,699	393,845	4,024,155

Net investment income	527,002	459,670	1,536,762	1,305,136
Net realized gains (losses) on investments	1,124,059	(217)	1,446,031	295,494
Other income, net	122,449	107,201	338,153	305,452
Interest expense	(45,010)	(50,580)	(146,170)	(177,823)

Income before federal income taxes	$776,057	$1,156,773	$3,568,621	$5,752,414

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

6.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$2,895	$2,540	$8,684	$7,619
Interest cost	26,230	25,096	78,692	75,289
Amortization of unrecognized prior service cost	(21,421)	(21,421)	(64,262)	(64,262)
Amortization of unrecognized net actuarial loss	5,073	5,291	15,220	15,872

Net periodic benefit cost	$12,777	$11,506	$38,334	$34,518

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the nine months ended September 30, 2007 the Company has made contributions to the plan of approximately $57,000. During 2007, the Company expects to contribute approximately $60,000 to the plan to cover anticipated benefit payments.

7.	Reinsurance

The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended
	September 30, 2007		September 30, 2006
	Written	Earned	Written	Earned
Direct	$14,892,593	$13,374,527	$13,539,226	$12,074,769
Assumed	16,001	16,782	18,140	19,065
Ceded	(2,509,107)	(2,516,863)	(2,167,676)	(2,185,002)

Net premiums	$12,399,487	$10,874,446	$11,389,690	$9,908,832

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Written	Earned	Written	Earned
Direct	$40,391,546	$39,061,376	$36,313,997	$35,476,064
Assumed	58,156	56,475	44,235	53,991
Ceded	(7,398,674)	(7,377,914)	(6,379,216)	(6,389,883)

Net premiums	$33,051,028	$31,739,937	$29,979,016	$29,140,172

The effect of reinsurance on incurred losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loss and LAE incurred	$8,638,736	$6,706,167	$21,926,907	$17,185,246
Reinsurance recoveries	(870,278)	(901,952)	(2,241,832)	(2,201,407)

Net loss and LAE incurred	$7,768,458	$5,804,215	$19,685,075	$14,983,839

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

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.

The provision for income taxes for the three and nine months ended September 30 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current expense (benefit)	$235,760	$406,883	$1,104,836	$1,802,385
Deferred expense (benefit)	(29,193)	(31,294)	(20,760)	87,175

Total	$206,567	$375,589	$1,084,076	$1,889,560

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Income before federal income taxes	$776,057		$1,156,773		$3,568,621		$5,752,414

Tax at statutory rate	263,859	34.0%	393,303	34.0%	1,213,331	34.0%	1,955,821	34.0%
Tax effect of :
Nontaxable investment income	(58,485)	(7.5)%	(21,538)	(1.9)%	(136,996)	(3.8)%	(68,662)	(1.2)%
Nondeductible expenses, net	1,453	0.2%	(2,501)	(0.2)%	4,727	0.1%	2,939	0.1%
Provision to return variance	3,275	0.4%	(969)	0.0%	3,275	0.1%	(969)	(0.0)%
Other, net	(3,535)	(0.5)%	7,294	0.6%	(261)	(0.0)%	431	0.0%

Federal income tax expense	$206,567	26.6%	$375,589	32.5%	$1,084,076	30.4%	$1,889,560	32.8%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a full valuation allowance will be maintained for the deferred tax asset associated with these amounts. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of September 30, 2007 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the remaining net deferred tax asset.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2007 and December 31, 2006 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	September 30, 2007	December 31, 2006
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$440,503	$421,360
Unearned premium reserves	1,584,834	1,470,987
Postretirement benefits accrued	682,026	667,021
Net operating loss carryforward	2,498,439	2,634,446
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	166,074	186,814

Total deferred federal income tax assets	5,729,573	5,738,325

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,177,774)	(1,120,000)
Unrealized gains on investments	(416,950)	(406,295)
Property and equipment	—	(107,254)
Other deferred tax liabilities	(27,319)	(24,026)

Total deferred federal income tax liabilities	(1,622,043)	(1,657,575)

Net deferred federal income tax asset	4,107,530	4,080,750
Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$3,097,493	$3,070,713

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 131 years. We market policies through approximately 170 independent insurance agencies. Fremont Insurance Company has a financial strength rating of “B++” (Good) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIS”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of September 30, 2007, we had approximately 59,300 policies in force and assets of $89.0 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and nine months ended September 30, 2007 and 2006. The Company’s fiscal year ends on December 31.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at September 30, 2007.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Reported losses
Personal	$7,680	$6,094
Commercial	3,179	3,525
Farm	1,107	1,123
Marine	845	837

	12,811	11,579

IBNR losses
Personal	4,926	4,338
Commercial	3,520	3,520
Farm	486	486
Marine	272	254

	9,204	8,598

Total
Personal	12,606	10,432
Commercial	6,699	7,045
Farm	1,593	1,609
Marine	1,117	1,091

	$22,015	$20,177

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of September 30, 2007 and December 31, 2006, was approximately $167,000 and $208,000, respectively.

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

At September 30, 2007 and December 31, 2006, the Company’s recoverable from reinsurers was comprised of the following:

	September 30, 2007	December 31, 2006
Paid losses and LAE	$867,615	$853,132
Unpaid losses and LAE	7,297,175	7,030,021

Amounts due from reinsurers	$8,164,790	$7,883,153

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

Results of Operations – Three Months Ended September 30, 2007 and 2006

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended September 30, 2007 and 2006. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2007	2006	Dollar	Percentage
Underwriting gain (loss)
Personal	$(1,665,753)	$108,796	$(1,774,549)	(1631.1)%
Commercial	501,407	709,023	(207,616)	(29.3)%
Farm	217,011	(150,250)	367,261	244.4%
Marine	(5,108)	(26,870)	21,762	81.0%

Total underwriting gain	(952,443)	640,699	(1,593,142)	(248.7)%
Other revenue (expense) items
Net investment income	527,002	459,670	67,332	14.6%
Net realized gains on investments	1,124,059	(217)	1,124,276	NM
Other income	122,449	107,201	15,248	14.2%
Interest expense	(45,010)	(50,580)	5,570	(11.0)%

Total other revenue (expense) items	1,728,500	516,074	1,212,426	234.9%

Income before federal income taxes	776,057	1,156,773	(380,716)	(32.9)%
Federal income tax expense	206,567	375,589	(169,022)	(45.0)%

Net income	$569,490	$781,184	$(211,694)	(27.1)%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended September 30, 2007 and 2006.

	2007	2006	Change	% Change
Direct premiums written	$14,892,593	$13,539,226	$1,353,367	10.0%

Net premiums written	$12,399,487	$11,389,690	$1,009,797	8.9%

Net premiums earned	$10,874,446	$9,908,832	$965,614	9.7%
Loss and LAE	7,768,458	5,804,215	1,964,243	33.8%
Policy acquisition and other underwriting expenses	4,058,431	3,463,918	594,513	17.2%

Underwriting gain (loss)	$(952,443)	$640,699	$(1,593,142)	(248.7)%

Loss and LAE ratio	71.4%	58.5%	12.9%
Policy acquisition and other underwriting expense ratio	37.3%	35.0%	2.3%
Combined ratio	108.7%	93.5%	15.2%

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

Direct premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2007	2006	$ Change	% Change
Direct Premiums Written:
Personal	$10,739,136	$9,561,859	$1,177,277	12.3%
Commercial	2,256,858	2,083,655	173,203	8.3%
Farm	1,343,949	1,367,364	(23,415)	(1.7)%
Marine	552,650	526,348	26,302	5.0%

	$14,892,593	$13,539,226	$1,353,367	10.0%

Although the industry continues to experience soft market conditions we continue to generate solid top line growth in direct premiums written. During the three months ended September 30, 2007, we increased direct premiums written 10% with new business volume increasing 11.3% and renewal premium volume increasing 8.9%. Since June 30, 2007 our in-force policy count has increased 2.5%. Direct premiums written for the personal segment increased 12.3%, driven by personal auto which was up 29% coupled with a 2.7% increase in the homeowner’s line. New business growth for personal auto and home were up 3.8% and 14% respectively. Renewal premium growth for personal auto remained strong at 35.3% while home renewal premiums were flat for the quarter. Policy count continues to grow in both personal auto and home. During the three months ended September 30, 2007, the in-force policy count for personal auto increased 6.8% while homeowners increased 1.5%. The growth in personal auto is driven by increased utilization of the Company’s web-based rating platform—Fremont Complete, focus on our multi-policy strategy of identifying for our agents current target market homes to solicit the companion personal auto policy, agent incentive programs for new target market personal auto production as well as rate stability within the personal auto product line. Growth in the homeowner’s line was positively impacted by the ease of doing business within Fremont Complete.

The commercial segment was up 8.3% for the quarter driven by new business production which was up 15.4%. New commercial business growth is up primarily in the Company complementary products including commercial auto and workers compensation. Growth in these lines is driven by increased marketing efforts in soliciting low hazard monoline policies as well as offering multi policy discounts. Renewal premium was down 1.7%, however this was a dramatic improvement over the 8.2% decrease experienced during the previous quarter ended June 30, 2007. Much of the improvement in renewal premiums can be attributed to various underwriting initiatives focusing on reviewing the renewal with the agent and making any adjustments prior to issuing the renewal. Farm direct premiums written were down 1.7%, with new business up 9.6% and renewal premiums down 0.3%. Marine saw premiums increase 5%, driven by new business up 5.2% and renewal premiums up 3.7%. The marine product line was rolled out in Fremont Complete during the second quarter and as agents have become more familiar with the automation they are looking more to Fremont to place their marine business.

Net premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2007	2006	$ Change	% Change
Net Premiums Written:
Personal	$8,840,604	$7,911,482	$929,122	11.7%
Commercial	1,882,879	1,802,478	80,401	4.5%
Farm	1,182,472	1,204,251	(21,779)	(1.8)%
Marine	493,532	471,479	22,053	4.7%

	$12,399,487	$11,389,690	$1,009,797	8.9%

The increase in net premiums written is due to the overall increase in direct premiums written of $1,353,000 offset by a net increase of $344,000 in ceded and assumed premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended September 30 are presented in the table below:

	2007	2006	$ Change	% Change
Net Premiums Earned:
Personal	$7,417,850	$6,474,806	$943,044	14.6%
Commercial	1,936,517	1,953,861	(17,344)	(0.9)%
Farm	1,081,548	1,063,356	18,192	1.7%

Marine	438,531	416,809	21,722	5.2%

	$10,874,446	$9,908,832	$965,614	9.7%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $1,300,000 offset by a net increase of $334,000 in ceded and assumed premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended September 30 are shown in the tables below:

	2007	2006	$ Change	% Change
Loss and LAE:
Personal	$6,315,228	$4,102,573	$2,212,655	53.9%
Commercial	712,555	561,754	150,801	26.8%
Farm	460,589	841,854	(381,265)	(45.3)%
Marine	280,086	298,034	(17,948)	(6.0)%

	$7,768,458	$5,804,215	$1,964,243	33.8%

Incurred Claim Count:
Personal	2,084	1,635	449	27.5%
Commercial	207	158	49	31.0%
Farm	149	173	(24)	(13.9)%
Marine	103	96	7	7.3%

	2,543	2,062	481	23.3%

Average Loss and LAE per Claim:
Personal	$3,030	$2,509	$521	20.8%
Commercial	3,442	3,555	(113)	(3.2)%
Farm	3,091	4,866	(1,775)	(36.5)%
Marine	2,719	3,105	(386)	(12.4)%

	$3,055	$2,815	$240	8.5%

Loss and LAE Ratio:
Personal	85.1%	63.4%
Commercial	36.8%	28.8%
Farm	42.6%	79.2%
Marine	63.9%	71.5%

	71.4%	58.5%

The increase in the personal segments loss and LAE was driven by higher losses in the homeowners and personal auto product lines. During the 2007 quarter, the Company experienced volatile weather activity in Michigan which included strong thunderstorms resulting in increased losses from wind, hail and lightening damage. Weather related losses increased approximately $803,000 during the three months ended September 30, 2007 as compared to the same period in 2006. The losses were concentrated in the personal segment product lines of homeowners and mobilowners. The Company also experienced increased losses in the personal auto line from both liability and personal injury protection claims as well as auto physical damage claims. The number of claims in the personal auto line is up 44%. The majority of the increase in personal auto claims is in auto physical damage which is typically a higher frequency but lower severity type of loss. The increase in the commercial segments incurred loss and LAE and the loss ratio was driven by higher claim severity primarily from fire related losses experienced during the quarter. The decline in losses and LAE in the farm segment is due to drop in both severity and frequency during the 2007 period as compared to 2006. The marine segment’s loss and LAE remained relatively constant as compared to the 2006 quarter. Typically, marine losses are at their highest levels during the quarter ended September 30 due to the increased boating activity during the summer months in Michigan.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended September 30 were as follows:

	2007	2006	Change	% Change
Amortization of deferred policy acquisition costs	$1,830,693	$1,704,538	$126,155	7.4%
Other underwriting expenses	2,227,738	1,759,380	468,358	26.6%

Total policy acquisition and other underwriting expenses	$4,058,431	$3,463,918	$594,513	17.2%

Net premiums earned	$10,874,446	$9,908,832	$965,614	9.7%

Expense ratio	37.3%	35.0%	2.3%

Amortization of deferred policy acquisition costs increased during the third quarter of 2007 as compared to the same period in 2006 as a result of increased earned premium. The increase in other underwriting expenses was caused by increased compensation expense as a result of increased headcount ($73,000), higher depreciation associated with the Company’s web-based rating platform ($108,000), increased assessments from state mandated pools and associations ($173,000), increased survey and inspection fees driven by the growth in the personal auto line ($81,000) and higher marketing and advertising costs ($26,000).

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

At September 30, 2007, the following product lines were available through Fremont Complete: personal auto, businessowners, homeowners, mobilowners and marine. The Company has invested over $1,850,000 in Fremont Complete since development began in late 2005. We continue to receive positive feedback from our agency force. More importantly, we continue to experience growth in the product lines which are available through Fremont Complete. Moving forward we continue to evaluate adding additional product lines to the web-based platform. The Company anticipates adding commercial auto and workers compensation to Fremont Complete in early 2008. The Company recognizes the fact that the additional depreciation of the development costs puts pressure on our expense ratio over the short term particularly during the current soft market. However, from a longer term perspective Fremont Complete provides a robust processing infrastructure which is necessary for the Company to achieve its long-term growth goals.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended September 30 are as follows:

	2007	2006	Change	% Change
Fixed maturities	$477,490	$485,931	$(8,441)	(1.7)%
Equity securities	—	870	(870)	(100.0)%
Cash and cash equivalents	131,181	48,567	82,614	170.1%

Gross investment income	608,671	535,368	73,303	13.7%
Less: Investment expenses	(81,669)	(75,698)	5,971	7.9%

Net investment income	$527,002	$459,670	$67,332	14.6%

Average invested assets (amortized cost basis)	$61,027,187	$57,868,158	$3,159,029	5.5%

Rate of return on average invested assets	3.5%	3.2%	0.3%

In the third quarter of 2007, gross investment income from fixed maturities was approximately $8,000 lower than in the same period in 2006. However, income from cash and cash equivalents was approximately $83,000 higher in 2007. The increase in income from cash and cash equivalents was due to the fact that the Company had a larger portion of its invested assets placed in short-term securities over this time period. When income from cash and cash equivalents and fixed maturities are combined, gross investment income was 13.9% higher in the third quarter of 2007 as compared to the third quarter of 2006. The growth in invested assets, along with higher investment yields, has been responsible for the increase in gross investment income. At September 30, 2007 the fixed maturity portfolio had an effective duration of 4.86 years and a tax equivalent book yield of 5.31% compared to an effective duration of 4.34 years and a tax equivalent book yield of 5.12% at June 30, 2007.

Investment expenses increased 7.9% driven by increased advisory fees which are based on assets under management by the Company’s investment advisors. As a result of the items above, the annualized rate of return on average invested assets increased to 3.5% during the third quarter of 2007 from 3.2% during the same period in 2006.

The Company’s net realized gains (losses) for the three months ended September 30, 2007 and 2006 are as follows:

	2007	2006	Change	% Change
Fixed maturities	$(22,284)	$(217)	$(22,067)	NM
Equity securities	1,146,343	—	1,146,343	NM

Total net realized gains	$1,124,059	$(217)	$1,124,276	NM

During the three months ended September 30, 2007 the Company generated net realized gains from the equity portfolio of approximately $1,146,000 offset by realized losses of $22,000 from the fixed maturity portfolio for a combined net realized gain of $1,124,000. During the three months ended September 30, 2007, the Company sold approximately $4.6 million in equity securities which generated approximately $1.1 million in realized gains as noted in the table above. The sales were generated in order to reduce the level of equity risk in the portfolio, rebalance the equity portfolio and take advantage of the unrealized market value appreciation in the equity portfolio. The majority of the cash generated from the equity sales will be placed into the fixed portfolio.

Interest Expense. Interest expense decreased approximately $5,600 during the three months ended September 30, 2007 as compared to the same period in 2006. The decrease is due to the repayment of the surplus notes during September 2007.

Income Tax Expense. During the three months ended September 30, 2007 and 2006 the Company recorded income tax expense of approximately $207,000 and $376,000, respectively. The decrease is due to a decline in pre-tax income in the 2007 period compared to the prior year period. The effective tax rate for the three months ended September 30, 2007 was 26.6% compared to 32.5% in the prior year period. The decrease in the effective tax rate is due to increased tax-exempt interest income received during the third quarter of 2007 compared to 2006.

Results of Operations – Nine Months Ended September 30, 2007 and 2006

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the nine months ended September 30, 2007 and 2006. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2007	2006	Dollar	Percentage
Underwriting gain (loss)
Personal	$(1,067,558)	$2,076,110	$(3,143,668)	(151.4)%
Commercial	808,955	1,094,794	(285,839)	(26.1)%
Farm	386,529	671,383	(284,854)	(42.4)%
Marine	265,919	181,868	84,051	46.2%

Total underwriting gain	393,845	4,024,155	(3,630,310)	(90.2)%
Other revenue (expense) items
Net investment income	1,536,762	1,305,136	231,626	17.7%
Net realized gains (losses) on investments	1,446,031	295,494	1,150,537	389.4%
Other income	338,153	305,452	32,701	10.7%
Interest expense	(146,170)	(177,823)	31,653	(17.8)%

Total other revenue (expense) items	3,174,776	1,728,259	1,446,517	83.7%

Income before federal income taxes	3,568,621	5,752,414	(2,183,793)	(38.0)%
Federal income tax expense	1,084,076	1,889,560	(805,484)	(42.6)%

Net income	$2,484,545	$3,862,854	$(1,378,309)	(35.7)%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the nine months ended September 30, 2007 and 2006.

	2007	2006	Change	% Change
Direct premiums written	$40,391,546	$36,313,997	$4,077,549	11.2%

Net premiums written	$33,051,028	$29,979,016	$3,072,012	10.2%

Net premiums earned	$31,739,937	$29,140,172	$2,599,765	8.9%
Loss and LAE	19,685,075	14,983,839	4,701,236	31.4%
Policy acquisition and other underwriting expenses	11,661,017	10,132,178	1,528,839	15.1%

Underwriting gain (loss)	$393,845	$4,024,155	$(3,630,310)	(90.2)%

Loss and LAE ratio	62.0%	51.4%	10.6%
Policy acquisition and other underwriting expense ratio	36.7%	34.8%	1.9%
Combined ratio	98.7%	86.2%	12.5%

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

Direct premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2007	2006	Change	% Change
Direct Premiums Written:
Personal	$28,067,317	$24,241,453	$3,825,864	15.8%
Commercial	6,782,433	6,688,664	93,769	1.4%
Farm	3,773,372	3,708,335	65,037	1.8%
Marine	1,768,424	1,675,545	92,879	5.5%

	$40,391,546	$36,313,997	$4,077,549	11.2%

Despite the soft market, we continue to generate solid growth in direct premiums written evidenced by an 11.2% increase in premium volume for the first nine months of 2007. New business volume is up 27.7% while renewal volume grew 8.2%. All segments are showing positive growth year to date. The growth is driven by the relationships we have cultivated with our agency force and our ability to provide them with a consistent and stable market for their preferred business. Total in-force policy count continues to grow and is up 8.2% over the in-force policy count as of December 31, 2006.

Within the personal segment, personal auto continues to lead the way in terms of growth and is up 30.7% through September 30, 2007. Personal auto new premium volume is up 30.1% while renewal volume is up 30.8%. Homeowner new and renewal business are up 33.9% and 1.9%, respectively. One of the main contributing factors to the strong growth in new business for both personal auto and homeowners is the Company’s web-based rating platform – Fremont Complete. From a personal lines standpoint, the Company’s independent agents are now able to quote and issue personal auto and homeowner policies through Fremont Complete which is a significant driver behind the premium growth in the personal segment.

The commercial segment, which is most affected by soft market conditions, experienced growth of 1.4%. New business increased 27.5%; however, renewal business was down 5.9% which is a reflection of the competitiveness of the soft market, especially on property driven accounts which is the majority of the Company’s commercial business. In addition, as noted in the first quarter, there was a $60,000 audit premium reduction on one of our larger accounts due to decreased payroll which negatively impacted our commercial renewal premiums during the nine month period ended September 30, 2007.

Farm direct premiums are up 1.8%, driven by an increase of 14.3% in new business premiums and a 1.7% increase in renewal premiums. Direct premiums written for marine business are up 5.5%, driven by renewal premiums which are up 5.7%, with new business down 0.8%. New business growth in the marine segment remains a challenge given the lagging Michigan economy and the impact that has on individuals’ discretionary spending on larger ticket items such as boats.

Net premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2007	2006	Change	% Change
Net Premiums Written:
Personal	$22,603,195	$19,674,166	$2,929,029	14.9%
Commercial	5,624,319	5,623,571	748	0.0%
Farm	3,269,361	3,209,394	59,967	1.9%
Marine	1,554,153	1,471,885	82,268	5.6%

	$33,051,028	$29,979,016	$3,072,012	10.2%

The increase in net premiums written is due to the overall increase in direct premiums written of 4,078,000 offset by an increase of $1,006,000 in ceded and assumed premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the nine months ended September 30 are presented in the table below:

	2007	2006	Change	% Change
Net Premiums Earned:
Personal	$21,642,198	$19,021,941	$2,620,257	13.8%
Commercial	5,596,570	5,804,093	(207,523)	(3.6)%
Farm	3,257,431	3,152,749	104,682	3.3%
Marine	1,243,738	1,161,389	82,349	7.1%

	$31,739,937	$29,140,172	$2,599,765	8.9%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $3,585,000 offset by an increase of $986,000 in ceded and assumed premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the nine months ended September 30 are shown in the tables below:

	2007	2006	Change	% Change
Loss and LAE:
Personal	$14,758,573	$10,331,810	$4,426,763	42.8%
Commercial	2,731,477	2,691,188	40,289	1.5%
Farm	1,674,146	1,385,140	289,006	20.9%
Marine	520,879	575,701	(54,822)	(9.5)%

	$19,685,075	$14,983,839	$4,701,236	31.4%

Incurred Claim Count:
Personal	4,752	3,752	1,000	26.7%
Commercial	420	351	69	19.7%
Farm	262	302	(40)	(13.2)%
Marine	165	142	23	16.2%

	5,599	4,547	1,052	23.1%

Average Loss and LAE per Claim:
Personal	$3,106	$2,754	$352	12.8%
Commercial	6,504	7,667	(1,163)	(15.2)%
Farm	6,390	4,587	1,803	39.3%
Marine	3,157	4,054	(897)	(22.1)%

	$3,516	$3,295	$221	6.7%

Loss and LAE Ratio:
Personal	68.2%	54.3%
Commercial	48.8%	46.4%
Farm	51.4%	43.9%
Marine	41.9%	49.6%

	62.0%	51.4%

The personal segment experienced an increase in incurred loss and loss adjusting expense as well as the loss and LAE ratio driven by increased severity in the homeowner product line coupled with increased claim frequency in the personal auto line. Incurred losses for homeowners and personal auto increased $2,601,000 and $1,344,000, respectively, during the nine months ended September 30, 2007 compared to 2006. The homeowner line experienced increased loss severity as a result of weather related losses including wind, hail and lightening damages sustained during the second and third quarters as well as snow, ice and water damage losses as a result of the colder winter weather experienced during the first quarter 2007. Weather related losses increased approximately $1,794,000 during the nine months ended September 30, 2007 as compared to the same period in 2006. In addition, the Company experienced an increase in fire related losses during the nine month period in 2007 as compared to 2006. Weather patterns experienced during the first nine months of 2007 reflected more traditional weather activity typically experienced in Michigan. Although the Company did experience summer storm activity in 2006 it was not near the extent of storm activity experienced in 2007. Furthermore, during the first quarter of 2007 Michigan experienced a more normalized winter weather pattern evidenced by consistent below-freezing temperatures and significant snow accumulation. During the first quarter of 2006 Michigan did not experience the consistent below freezing temperatures as those experienced in 2007 which resulted in lower claim severity in 2006. Loss and LAE from personal auto increased due to increased frequency driven by volume growth in this line. The personal auto line’s direct premiums written increased 30.7% during the first nine months of 2007 as compared to 2006. Furthermore, the majority of the increase in the incurred claim count for the personal segment was from increased personal auto claims particularly auto physical damage.

The commercial segment experienced a small increase in incurred loss and LAE as well as the loss and LAE ratio. Despite experiencing an increase in the number of claims as well as fire related losses during the nine months ended September 30, 2007 claim severity actually declined. Contributing to the drop in claim severity was a decrease in incurred loss and LAE in the workers compensation line of approximately $254,000 during the 2007 period compared to 2006. The farm segment experienced higher loss and LAE during the nine month period due to an increase in losses attributable to the previously mentioned weather conditions and fire losses experienced in the 2007 period. The marine segment experienced a slight drop in loss and LAE as well as the loss and LAE ratio. Despite an increase in the number of marine claims incurred during the nine months ended September 30, 2007 the severity of the claims reported actually declined in 2007.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the nine months ended September 30 were as follows:

	2007	2006	Change	% Change
Amortization of deferred policy acquisition costs	$5,463,897	$5,095,639	$368,258	7.2%
Other underwriting expenses	6,197,120	5,036,539	1,160,581	23.0%

Total policy acquisition and other underwriting expenses	$11,661,017	$10,132,178	$1,528,839	15.1%

Net premiums earned	$31,739,937	$29,140,172	$2,599,765	8.9%

Expense ratio	36.7%	34.8%	1.9%

Amortization of deferred policy acquisition costs increased during the nine months ended September 30, 2007 as compared to the same period in 2006 as a result of increased net earned premium volume. The increase in other underwriting expenses was caused by increased compensation expense ($225,000), higher depreciation associated with the Company’s web-based rating platform ($337,000), increased assessments from state mandated pools and associations ($195,000), increased survey and inspection fees driven by the growth in the personal auto line ($123,000). Furthermore, in 2006 other underwriting expenses were lower by approximately $272,000 due to premium tax refunds received on prior year amended returns.

Compensation expense increased due to an increase in headcount, annual merit increases, an increase in compensation allocated to other underwriting expenses and increased expense associated with the vesting of stock options. The increase in depreciation is due to the Company’s continued investment in its web-based rating platform – Fremont Complete. Fremont Complete is a significant technological step forward for the Company and provides a strong foundation for future growth. Not only does the rating platform enhance the ‘ease of doing business’ with our agency force it also provides a direct interface between our independent agents’ management systems and the Company’s policy processing system. Expenses associated with surveys and inspections, which are up 29%, are increasing due to the growth in the personal auto line which is up 30.7% through September 30, 2007. The increase in the overall expense ratio from 34.8% to 36.7% is driven primarily by increased depreciation which added 1.0 percentage point and increase in assessments from state mandated pools and associations which added 0.6 percentage points to the 2007 expense ratio.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the nine months ended September 30 are as follows:

	2007	2006	Change	% Change
Fixed maturities	$1,518,076	$1,388,199	$129,877	9.4%
Equity securities	20,089	29,973	(9,884)	(33.0)%
Cash and cash equivalents	234,819	116,818	118,001	101.0%

Gross investment income	1,772,984	1,534,990	237,994	15.5%
Less: Investment expenses	(236,222)	(229,854)	6,368	2.8%

Net investment income	$1,536,762	$1,305,136	$231,626	17.7%

Average invested assets (amortized cost basis)	$60,572,630	$55,692,367	$4,880,263	8.8%

Rate of return on average invested assets	3.4%	3.1%	0.3%

For the nine months ended September 30, 2007, gross investment income from fixed maturities increased 9.4% over 2006, while income from cash and cash equivalents increased 101%. The increase in income from cash and cash equivalents was due to the fact that the Company had a larger portion of its invested assets placed in short-term securities over this time period. When income from cash and cash equivalents are combined with fixed maturities, gross investment income was 16.5% higher in the 2007 period as compared to 2006. Growth in invested assets, along with higher investment yields, has been responsible for the increase in gross investment income. At September 30, 2007 the fixed maturity portfolio had an effective duration of 4.86 years and a tax equivalent book yield of 5.31% compared to an effective duration of 3.96 years and a tax equivalent book yield of 4.87% at December 31, 2006.

Investment income from equity securities decreased approximately $9,800. The decrease in investment income from the equity portfolio is largely driven by the shift within the portfolio from holding common and preferred stocks to holding mutual funds. During the nine months ended September 30, 2006 the Company received dividends from common and preferred stocks it held during this time. During the nine months ended September 30, 2007 the Company only held mutual funds which typically do not pay dividends in the same manner as common and preferred stock. As a result of the items above, the annualized rate of return on average invested assets increased to 3.4% during 2007 from 3.1% during the same period in 2006.

The Company’s net realized gains (losses) for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006	Change	% Change
Fixed maturities	$(234,988)	$12,749	$(247,737)	(1943.2)%
Equity securities	1,681,019	282,745	1,398,274	494.5%

Total net realized gains	$1,446,031	$295,494	$1,150,537	389.4%

During the nine months ended September 30, 2007 the Company generated net realized gains from the equity portfolio of approximately $1,681,000 offset by realized losses of $235,000 from the fixed maturity portfolio for a combined net realized gain of $1,446,000. During the nine months ended September 30, 2007, the Company sold approximately $6.4 million in equity securities which generated the $1,681,000 in realized gains. The sales were generated in order to reduce the level of equity risk in the portfolio, rebalance the equity portfolio and take advantage of the unrealized market value appreciation in the equity portfolio. The majority of the cash generated from the equity sales will be placed into the fixed portfolio.

During 2007, the Company increased its holdings in tax exempt municipals in order to take advantage of the higher tax equivalent yields in that sector. This was accomplished by selling both corporate securities and other tax exempt municipals which had lower yields. The shift resulted in net realized losses of $235,000. At September 30, 2007 the fixed maturity portfolio had an effective duration of 4.86 years and a tax equivalent book yield of 5.31% compared to an effective duration of 4.34 years and a tax equivalent book yield of 5.12% at June 30, 2007.

Interest Expense. Interest expense decreased $32,000 during the nine months ended September 30, 2007 as compared to the same period in 2006. Approximately $26,000 of the decrease is due to the fact that the Company is no longer incurring interest expense related to the funds withheld account balance associated with the previously commuted quota share reinsurance agreement. The quota share reinsurance contract, which was commuted on March 31, 2006, was structured on a funds withheld basis and required the Company to accrue interest at an annual rate of 2.5%. The remaining decline is due to the payoff of the surplus notes which occurred during September 2007.

Income Tax Expense. During the nine months ended September 30, 2007 and 2006 the Company recorded income tax expense of approximately $1,084,000 and $1,890,000 respectively. The decrease is due to a decline in pre-tax income in the 2007 period compared to the prior year period. The effective tax rate for the nine months ended September 30, 2007 was 30.4% compared to 32.8% in the prior year period. The decrease in the effective tax rate is due to increased tax-exempt interest income received during the second quarter of 2007 compared to 2006.

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

Cash flow provided by operations was $3,065,000 and $7,188,000 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $4,123,000. During the nine months ended September 30, 2007 as compared to the same period in 2006, net premiums collected increased $1,819,000, net loss and LAE payments increased $5,639,000, policy acquisition and other underwriting expenses paid increased $965,000 and federal income taxes paid decreased $554,000. Other cash provided by operations increased $108,000 during the nine months ended September 30, 2007 compared to the same period in 2006.

During the nine months ended September 30, 2007 cash flow provided by investing activities was $2,057,000 while during the same period in 2006 cash flow used in investing activities was $4,266,000. The shift in cash flow provided by investing activities is due to the increased selling activity within the investment portfolio in 2007 compared to 2006 offset by increased expenditures for equipment and software.

Our debt structure consisted of approximately $2,890,000 of Series B Surplus Notes which carried a 7 percent interest rate. The notes matured and were repaid in September 2007.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,175,860	$3,132	$35,765	$4,143,227
States and political subdivisions	22,552,763	201,607	68,181	22,686,189
Corporate securities	7,944,186	—	186,763	7,757,423
Mortgage-backed securities	12,188,271	35,394	207,810	12,015,855

	46,861,080	240,133	498,519	46,602,694

Equity securities – mutual funds	6,862,064	1,484,709	—	8,346,773

Total	$53,723,144	$1,724,842	$498,519	$54,949,467

	December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,074,385	$2,756	$87,898	$5,989,243
States and political subdivisions	13,414,841	37,133	47,155	13,404,819
Corporate securities	11,058,724	901	305,359	10,754,266
Mortgage-backed securities	14,965,481	69,226	223,769	14,810,938

	45,513,431	110,016	664,181	44,959,266

Equity securities – common stocks and mutual funds	9,940,606	1,756,784	7,634	11,689,756

Total	$55,454,037	$1,866,800	$671,815	$56,649,022

At September 30, 2007, corporate securities accounted for 17% of our fixed maturity portfolio, mortgage backed securities were 26%, states and political subdivisions (tax-exempt municipals) were 49% and U. S. government and government agency bonds were 8%. At September 30, 2007, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap – 30%, mid-cap – 28%, small-cap – 18%, specialty – 4% and international – 20%.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at September 30, 2007 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at September 30, 2007 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value. Furthermore, the Company has both the intent and ability to hold such securities until maturity.

The following table summarizes the length of time securities with unrealized losses at September 30, 2007 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,360,564	$765	$2,370,779	$35,000	$3,731,343	$35,765
States and political subdivisions	6,626,150	43,803	2,086,272	24,378	8,712,422	68,181
Corporate securities	404,989	1,371	7,352,434	185,392	7,757,423	186,763
Mortgage-backed securities	1,733,575	12,750	6,728,753	195,060	8,462,328	207,810

	10,125,278	58,689	18,538,238	439,830	28,663,516	498,519

Common stocks and mutual funds	—	—	—	—	—	—

Total	$10,125,278	$58,689	$18,538,238	$439,830	$28,663,516	$498,519

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the nine months ended September 30, 2007. In September 2007 the Company’s surplus notes which totaled approximately $2,890,000 matured and were repaid.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$41,686	$(4,917)
1%	44,162	(2,441)
0	46,603	—
-1%	49,008	2,405
-2%	51,378	4,775

Credit Risk. At September 30, 2007, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA+ and an effective duration of 4.86 years.

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

Equity Risk. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. The Company believes that by holding mutual funds as opposed to common or preferred stocks it has mitigated its equity risk exposure due to the diversification of the mutual funds. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE
3.1 (a)	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.1 (b)	Certificate of Amendment to the Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1(b) to the Company’s Form 10-Q for the period ending June 20, 2007).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: November 13, 2007	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)