Form 10-K
period 2007-12-31
FREMONT MICHIGAN INSURACORP INC
filed 2008-03-24
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrants voting common stock held by non-affiliates was $42,076,726 based on the closing sales price of $24.40 per share on June 30, 2007 as reported by the OTC Bulletin Board.

The number of shares outstanding of the registrant’s common stock, no par value, was 1,729,236 shares as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held May 8, 2008 are incorporated by reference in Part III of this report.

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

PART I

ITEM 1. BUSINESS

OVERVIEW OF BUSINESS

The Insurance Company is a property and casualty insurance company that provides insurance to individuals, farms and small businesses in Michigan. We were founded in 1876 and have served Michigan policyholders for over 130 years. We market our policies through approximately 175 independent insurance agencies. We have four business segments: personal, commercial, farm and marine. As of December 31, 2007, we had approximately 60,100 policies in force and assets of $87.2 million.

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

BUSINESS STRATEGIES

Our principal strategies for the future are to:

•	Increase operating efficiencies both internally and externally using web-based rating and automation in order to increase overall productivity;

•

Manage our product lines and mix of business by continuing to increase personal auto insurance and commercial lines insurance in order to enhance profitability and better balance the impact of property losses on overall results; and

•

Maintain profitable agency relationships having a business philosophy consistent with the Company’s and having diversification of customer risk bases located within our targeted growth markets within Michigan.

Web-based Rating and Automation. During 2007, the Company continued to develop and deliver increased technological capabilities for the benefit of our agency force, our policyholders and the Company. The most significant project has been Fremont Complete. Fremont Complete, which was first rolled out to our agency force in the first quarter of 2006, is the Company’s proprietary web-based rating platform. Agents can access Fremont Complete 24 hours a day, seven days a week through the Company’s website. Within Fremont Complete, agents can quote, bind and issue policies in a real time environment. During 2006, agents were able to quote, bind and issue policies for the business owner and personal auto product lines. During 2007, the Company expanded the product lines available through Fremont Complete to include homeowners, mobilowners and marine. In addition, the Company also provided endorsement capabilities for business owners, personal auto and homeowner products within the platform. The Company expects to expand the product offerings to include commercial auto and workers compensation in 2008. The Company has received strong support from its agent force in terms of their use of Fremont Complete.

We also continue to expand the functionality and integration of our website to allow for online payment processing for our customers. During 2008 we expect to rollout online payment capabilities for personal auto, homeowner, mobilowner and marine policies. Internally, the Company continues to develop and rollout digital dashboards which provide a significant amount of business intelligence data used on a daily basis by all employees.

Management of Lines of Business. A primary strategy is to closely monitor and manage the profitability of each of our lines of business which include personal, commercial, farm and marine. The allocation of resources and capital to each of these categories is much like an asset allocation strategy within an investment portfolio. The growth and profit opportunity of each line shifts with time and often do not move together. Strength in one category offsets weakness in another to assist in maintaining good operating results. Our product categories are broad enough to meet the overall property and casualty needs of our agents.

During 2007, the strongest growth line of business was personal automobile. Direct premiums written for personal auto grew 26.3% in 2007. The Company expects this rate of growth to continue during 2008 due to the fact that we still have a significant number of policyholders with which we only write the homeowner policy. As a result, we continue to target those policyholders through our agency force in order to solicit the personal auto policy and provide a multi-policy discount. Unlike homeowner exposures, automobile exposures are less susceptible to loss from weather related events. The growth in personal auto is viewed favorably by the Company as a risk balancing mechanism.

During 2007, we increased our focus on growing our commercial segment which includes coverages for small to medium size business. By expanding our commercial book of business we are able to balance our risk and diversify our exposure to weather related losses. In May 2007, the Company brought in a new and experienced Vice President of Commercial Lines. The Company has focused on the following areas in order to expand our commercial volume:

•	Marketing to and communicating with our agency force, encouraging them to look to Fremont first when quoting commercial coverages;

•	Revising and enhancing our commercial products in order to provide our agents with competitive commercial products;

•	Improving agents’ ease of doing business with Fremont by providing an efficient quoting and underwriting process through Fremont Complete;

•	Establishing and communicating our expectations of our agency force as it relates to commercial production; and

•	Cultivating relationships with agents who have the greatest potential and interest in growing their commercial book of business with Fremont.

Profitable Agencies. We actively monitor our agencies with a focus on identifying potential problems early and maintaining profitable relationships. The need to submit profitable target market business has been reinforced through direct communication with our agents and their participation in Insurance Company sponsored meetings. A direct benefit to agents has been an enhanced profit sharing commission program that has been well received by agents. Through this new program, many agencies submitting profitable business have increased their commission over their regular base commission. Emphasis to reward profitable agencies continues through special awards and incentive initiatives.

SEGMENT INFORMATION

The Company defines its operations as property and casualty insurance operations. The Company writes four major insurance lines exclusively in the State of Michigan: Personal Lines, Commercial Lines, Farm and Marine. All revenues are generated from external customers and the Company does not have a significant reliance on any single major customer or agency.

The Company evaluates product line profitability based on underwriting gain (loss). Certain expenses are allocated based on net premiums earned and net losses incurred. Underwriting gain (loss) by product line would change if different methods were applied. The Company does not allocate assets, net investment income, net realized gains (losses) on investments, other income (expense), or interest expense to its product lines.

Segment data for the years ended December 31, 2007, 2006 and 2005 is included in the footnotes to the financial statements which are included herein under Part II, Item 8—Financial Statements and Supplementary Data.

PRODUCTS

We offer a variety of property and casualty insurance products primarily designed to meet the insurance needs of property owners and small businesses located in Michigan. The four primary segments of our business are personal, commercial, farm and marine. The following table presents the direct written premiums by major product line within each segment for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Direct premiums written:
Personal lines:
Homeowners	$16,828	$15,976	$15,389
Mobilowners	1,477	1,482	1,513
Personal auto	17,972	14,066	11,418
Dwelling	1,387	1,427	1,428
Other	4	4	6

	37,668	32,955	29,754
Commercial lines:
Business owners	2,655	2,710	2,570
Commercial package	4,260	4,312	4,723
Commercial auto	817	680	665
Workers compensation	1,257	1,160	1,111
Other	180	137	109

	9,169	8,999	9,178
Farm	5,103	5,014	4,813
Marine	2,016	1,901	1,771

Total	$53,956	$48,869	$45,516

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

•	Dwelling. This is a fire and wind coverage for owner occupied residences that do not qualify for a Homeowner policy or for residences that are non-owner occupied and rented to others. To be written, a residence must have no more than four units and be owned by individuals. Liability coverage for the owner is not included but may be added by endorsement.

•

Other. Other includes primarily the personal umbrella product. Personal umbrella is a form of excess liability insurance available to individuals protecting them against claims in excess of their limits on their primary policies or for claims not covered by their underlying policies. In order to be eligible, both an individual’s personal auto and home must be written with Fremont.

Commercial Lines. Commercial lines consist of products designed to serve primarily small to medium business operations. They are:

•

Business Owners (BOP). The policy is a multiple line insurance contract providing protection for both property and liability exposures for business owners. BOP risks are classified by the five categories listed below with each class having its own eligibility criteria primarily based on sales volume and property values.

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

•

Commercial Package (CPP). The CPP policy is designed to insure a broader range of commercial operations with more specialized business coverage needs than the BOP provides. Examples of these types of businesses are manufacturing risks, contractors and restaurants. The policies are usually larger and generate higher premiums.

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

MARKETING

We market our property and casualty insurance products exclusively in Michigan through approximately 175 independent agencies. The company has maintained it strategic plans to expand in the northern and western regions of the state, but maintains a respectable presence in other areas. Our agency force has been selected from over 1,200 independent agencies within the State of Michigan. One of our keys to success is our selectivity of our agents. Our company standards are clearly communicated to our agents; they include a strong commitment to ethics, professionalism, honesty and accountability. The company is fortunate to have a top rated agency force. Each year the Company receives in excess of 50 appointment requests from agencies in Michigan and less than 10% are provided contracts. Our team work philosophy has produced relationships focused on the common good of the Company, agency and policyholder. This commitment, in addition to product enhancements and pricing adjustments should solidify our position in the Michigan market.

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

CLAIMS

As of December 31, 2007, the Insurance Company’s claims department included the Senior Vice President of Administration, two managers, an attorney, ten adjusters and two support staff. Claims are normally received from our independent agencies. Typically, claims are assigned to an in-house adjuster who investigates and settles the claim. To a lesser extent, we assign claims to independent adjusters if, as in the case of a catastrophe, our in-house adjusters cannot promptly adjust such a large volume of claims, or if because of the location of the claim it is more economical to use an independent adjuster. Remote and independent adjusters report all information to the home office electronically. The majority of paper claim files are imaged and maintained electronically at the home office.

Claims settlement authority levels are established for each claims adjuster based upon his or her level of experience. We have multi-line teams to handle all claims. The claims department is responsible for investigating all claims, obtaining necessary documentation, estimating the loss reserves, and resolving the claims. The Company takes a proactive approach to liability and defense cost management. The Company’s in-house counsel is responsible for subrogation recovery, coverage-related issues and litigation, supervision of outside defense counsel and special projects. With the assistance of in-house counsel, the Insurance Company’s expeditious claims investigation creates the opportunity for exploration of an early negotiated resolution, where warranted, thereby avoiding protracted litigation and unnecessary legal expense. Additionally, in-house counsel provides valuable instruction for claims adjusters, as well as legal advice in connection with the drafting and revision of our policy and application forms.

The Company’s claims department completed several technology initiatives during 2007. First, the Company implemented an electronic first notice of loss so that agents can submit a notice of loss to the Company and inquire about the status of a claim electronically from their agency management system. This new feature allows the agent to notify the Company quicker in the event of a loss and allows our adjusters to get in touch with the policyholder in a shorter time frame. The Company also enhanced and added other time saving features to its claims processing system. The Company continues to focus on eliminating paper and enhancing inquiry capabilities which are expected to yield increased operating efficiency for the Company and it agency force. The Claims department instituted a policy to contact the insured on the same day we are notified of a loss. This is a customer service enhancement.

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

Our Reinsurance Coverage. We have utilized three primary categories of treaty reinsurance coverage to reduce the impact of major losses. These include multi-lines excess of loss coverage, catastrophe excess of loss coverage, and quota share coverage. We determine the amount and scope of reinsurance coverage to purchase each year based on our evaluation of the risks accepted, consultation with reinsurance professionals and a review of market conditions, including availability and cost. During the years ended December 31, 2007, 2006 and 2005 we ceded to reinsurers $10.0 million, $8.7 million and $6.1 million of earned premiums, respectively.

Multi-Lines Excess of Loss Coverage. The multi-lines excess of loss program is the Company’s primary reinsurance coverage. The excess of loss program is designed to help stabilize financial results, limit exposure on larger risks, and increase capacity. The largest exposure retained by us on any one risk in 2007 was $150,000. The 2007 property coverage for this program provided up to $2,850,000 over the $150,000 retention per risk. The 2007 casualty coverage for this program provided up to $4,850,000 over the $150,000 retention. Our 2007 workers compensation reinsurance provided up to $9,850,000 coverage above the $150,000 retention.

Catastrophic Excess of Loss Coverage. Catastrophic reinsurance protects us from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, blizzard, freezing temperatures, and other extraordinary events. The contract is designed to help stabilize underwriting results and to mitigate the effect of individual loss occurrences. In 2007, we had three layers of catastrophic excess of loss reinsurance providing coverage for up to $21,750,000 above the $1,250,000 retention. We had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would lapse after the second event, in which case we would evaluate the need for a new contract for the remainder of the year. The 2007 reinstatement fees were 100% of the initial premium.

Quota Share Coverage. The Company utilizes quota share reinsurance for its boiler and machinery coverage which is primarily an equipment breakdown endorsement to commercial and farm policies. The contracts are 100% quota share and the Company receives a ceding commission ranging from 32% to 35% on the premiums ceded. The agreements also include profit sharing provisions based on the profitability of the underlying underwriting performance of the business ceded.

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

Facultative. We utilize facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. Coverage is determined on each individual risk. In 2007, the Company obtained coverage ranging from $1,200,000 up to $5,600,000 for certain commercial properties it insured.

Michigan Catastrophic Claim Association. The Insurance Company is a member of the Michigan Catastrophic Claim Association, or MCCA, a statutorily created non-profit association which provides mandatory reinsurance to its members. Michigan is the only state that offers unlimited personal injury protection benefits which are offered through no-fault auto insurance policies. The reinsurance provided by the MCCA indemnifies its members for 100% of the losses sustained under personal injury protection policies issued by the members in excess of specified amounts. The MCCA must provide this reinsurance and the Insurance Company, like all insurance companies that write automobile insurance in Michigan, must accept and pay for the reinsurance.

2008 Coverages. Our coverage under the Multi-Line Excess of Loss program remained consistent with the coverage in 2007. The Catastrophic Excess of Loss coverage increased to $24,750,000 over a retention of $1,250,000. Beginning February 1, 2008, the Company has available facultative coverage on property risks from $3,000,000 up to $10,000,000.

Our Reinsurers. The financial stability of our reinsurers is an important consideration. The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2007 our largest reinsurers based on a percentage of ceded written premiums are set forth in the following table. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total ceded premiums written.

Reinsurer	Ceded Premiums Written	Percentage of Total	A.M. Best Rating
	(000’s)
Michigan Catastrophic Claims Association	$3,462	34.5%	(1)
Swiss Re America Corporation	1,757	17.5%	A+
TOA Re Insurance Company of America	1,098	11.0%	A
Aspen Insurance UK Ltd	549	5.5%	A
Hannover Ruckversicherungs—AG	549	5.5%	A
Other	2,611	26.0%	A-or better

Total	$10,026	100.0%

(1)	The MCCA does not receive an A.M. Best rating.

The following table sets forth individual balances of loss and loss adjustment expenses recoverable from reinsurers on both paid and unpaid claims as of December 31, 2007. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total loss and LAE recoverable from reinsurers.

Reinsurer	Loss and loss adjustment expenses recoverable	Percentage of Total Recoverable	A.M. Best Rating
	(000's)
Swiss Re America Corporation	$2,047	31.1%	A+
Michigan Catastrophic Claims Association	1,590	24.1%	(1)
TOA Re Insurance Company of America	589	8.9%	A
Platinum Underwriters Reinsurance, Inc.	492	7.5%	A
Dorinco Reinsurance Co.	482	7.3%	A-
Hannover Ruckversicherungs—AG	478	7.3%	A
Other	911	13.8%	A-or better

Total	$6,589	100.0%

(1)	The MCCA does not receive an A.M. Best rating.

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

The investment committee, appointed by the Insurance Company’s board of directors, sets our investment policy. The investment committee meets twice each year to review the investment portfolio, asset allocation, performance, and liquidity. The Company utilizes an outside professional investment management firm for its fixed maturity securities. The firm specializes in management of insurance company investment portfolios and manages over $8.3 billion in assets. Professional asset management was deemed practical to allow for constant review of the portfolio and specialized focus.

The following table sets forth information concerning the composition of the Company’s investment portfolio at December 31:

	December 31, 2007
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$3,172,509	3,198,181	$3,198,181	5.4%
States and political subdivisions	25,421,294	25,761,183	25,761,183	43.8%
Corporate securities	6,928,699	6,833,902	6,833,902	11.6%
Mortgage-backed securities	14,710,728	14,735,608	14,735,608	25.1%
Equity securities—mutual funds:	7,485,046	8,305,133	8,305,133	14.1%

Total investments	$57,718,276	$58,834,007	$58,834,007	100.0%

At December 31, 2007 our fixed maturity portfolio had a fair value of approximately $50.5 million. All of the fixed maturity investments are rated by Moody’s as investment grade with an average credit quality rating of AA+ and an average duration of 5.06 years. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments. At December 31, 2007, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap—30%, mid-cap—21%, small-cap—25%, specialty—4% and international 20%.

	December 31, 2006
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$6,074,385	$5,989,243	$5,989,243	10.6%
States and political subdivisions	13,414,841	13,404,819	13,404,819	23.7%
Corporate securities	11,058,724	10,754,266	10,754,266	19.0%
Mortgage-backed securities	14,965,481	14,810,938	14,810,938	26.1%
Equity securities—mutual funds:	9,940,606	11,689,756	11,689,756	20.6%

Total investments	$55,454,037	$56,649,022	$56,649,022	100.0%

At December 31, 2006, our fixed maturity portfolio had a fair value of approximately $44.9 million. All of the fixed maturity investments are rated by Moody’s as investment grade with an average credit quality rating of AA and an average duration of 3.96 years. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments. At December 31, 2006, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap—25%, mid-cap—27%, small-cap—22%, and international 26%.

The following two tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$363,659	$27	$318,447	$1,799	$682,106	$1,826
States and political subdivisions	2,894,945	30,825	1,829,980	9,086	4,724,925	39,911
Corporate securities	—	—	5,925,361	100,328	5,925,361	100,328
Mortgage-backed securities	—	—	6,381,930	94,824	6,381,930	94,824

	3,258,604	30,852	14,455,718	206,037	17,714,322	236,889

Equity securities—mutual funds	2,081,160	203,544	—	—	2,081,160	203,544

Total	$5,339,764	$234,396	$14,455,718	$206,037	$19,795,482	$440,433

As of December 31, 2007, the portfolio included 6 fixed maturity securities and 4 equity securities in an unrealized loss position for less than 12 months and 45 fixed maturity securities in an unrealized loss position for more than 12 months. None of the fixed maturity securities were trading below 90% of cost or amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade securities. Of the 4 equity securities in an unrealized loss position, 1 was trading at 85% of cost while the remaining 3 were trading at or above 90% of cost. While all of these securities are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities supports the view that these securities were not other-than-temporarily impaired.

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,004,990	$3,925	$3,632,444	$83,972	$4,637,434	$87,897
States and political subdivisions	6,131,773	41,048	2,116,552	6,107	8,248,325	47,155
Corporate securities	507,298	6,402	9,838,932	298,958	10,346,230	305,360
Mortgage-backed securities	756,813	652	9,347,753	223,117	10,104,566	223,769

	8,400,874	52,027	24,935,681	612,154	33,336,555	664,181

Equity securities—mutual funds	242,992	7,634	—	—	242,992	7,634

Total	$8,643,866	$59,661	$24,935,681	$612,154	$33,579,547	$671,815

As of December 31, 2006, the portfolio included 14 fixed maturity investments and 1 equity investments in an unrealized loss position for less than 12 months and 68 fixed maturity investments in an unrealized loss position for more than 12 months, none of which were trading below 90% of cost or amortized cost. All of the fixed maturity investments in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade investments. While all of these investments are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These investments have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities support the view that these investments were not other-than-temporarily impaired.

The following table presents the maturity profile of our fixed maturity investments as of December 31, 2007 and 2006. As noted above the average duration of the portfolio at December 31, 2007 was 5.1 years compared to 3.96 years at December 31, 2006. Actual maturities of mortgaged-backed securities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment.

	December 31, 2007
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$2,921,943	$2,916,466	5.8%
Due after one year through five years	8,165,030	8,194,183	16.2%
Due after five years through 10 years	19,025,889	19,276,699	38.1%
Due after 10 years	5,409,641	5,405,918	10.7%
Mortgage-backed securities	14,710,727	14,735,608	29.2%

Total	$50,233,230	$50,528,874	100.0%

	December 31, 2006
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$3,895,367	$3,867,271	8.6%
Due after one year through five years	9,136,950	8,973,527	20.0%
Due after five years through 10 years	14,317,570	14,130,056	31.4%
Due after 10 years	3,198,063	3,177,474	7.1%
Mortgage-backed securities	14,965,481	14,810,938	32.9%

Total	$45,513,431	$44,959,266	100.0%

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

A.M. BEST RATING

In January 2008, A.M. Best, which rates insurance companies based on factors of concern to policyholders, reaffirmed Fremont Insurance Company’s rating of “B++” (Good) rating. A.M. Best assigns “B++” ratings to companies that, in its opinion, have demonstrated very good overall performance when compared to the standards established by A.M. Best. In evaluating our financial and operating performance, A.M. Best reviews our profitability, leverage and liquidity, as well as our book of business, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our loss reserves, the adequacy of our surplus, our capital structure, the experience and competency of our management, and our market presence. We have no assurance that A.M. Best will not reduce our current rating in the future. A.M. Best ratings are not directed toward the protection of investors. As such, our A.M. Best rating should not be relied upon as a basis for an investment decision to buy our common stock.

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

Examinations. Examinations are regularly conducted by the OFIS every three to five years. OFIS is currently completing an examination of the Insurance Company as of December 31, 2006. The examination is not expected to result in any material adjustments to the Insurance Company’s financial position. In addition, there have been no substantive qualitative matters indicated that would have had an adverse impact on the Insurance Company’s operations.

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

The Insurance Company has always exceeded the required levels of capital for compliance and has always been in compliance. There can be no assurance, however, that the capital requirements applicable to our business will not increase in the future. As of December 31, 2007, our risk-based capital authorized control level was $3,689,497 and our total adjusted capital was $33,777,280, yielding a ratio of 9.2.

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

NAIC values

		IRIS Ratios		Our Results
		Over	Under	2007
1	Gross Premiums Written to Surplus	900	—	160
2	Net Premiums Written to Surplus	300	—	130
3	Change in Net Premiums Written	33	(33)	9
4	Surplus Aid to Surplus	15	—	0
5	Two-Year Overall Operating Ratio	100	—	81
6	Investment Yield	6.5	3	2.7 *
7	Gross Change in Surplus	50	(10)	0
8	Net Change in Adjusted Surplus	25	(10)	0
9	Liabilities to Liquid Assets	105	—	54
10	Gross Agents’ Balances to Surplus	40	—	2
11	One-Year Reserve Development to Surplus	20	—	(10)
12	Two-Year Reserve Development to Surplus	20	—	(23)
13	Estimated Current Reserve Deficiency to Surplus	25	—	(10)

(1)	“*” denotes results outside of the usual range
(2)	“—” denotes no lower limit on the range

As of December 31, 2007, all ratios were within the usual range except ratio 6. The IRIS ratio “Investment yield” at a range between 3% and 6.5% was slightly higher than our calculated yield of 2.7%. The Company’s IRIS Investment Yield is below the minimum in part due to interest expense on the Company’s surplus notes.

Guaranty Fund. We participate in the Property and Casualty Guaranty Association of the State of Michigan (“PGCA”), which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. We recognize a liability for insurance related assessments when an assessment has been imposed or information available indicates it is probable that an assessment will be imposed, or an event obligating us to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated. We incurred approximately $12,000, $11,000 and $12,000 in assessments related to the PCGA in 2007, 2006 and 2005, respectively.

Michigan Catastrophic Claim Association. Michigan’s no-fault law requires insurers to provide unlimited medical coverage to automobile accident victims. The cost of providing the unlimited medical coverage has somewhat offset the savings typically associated with a non-monetary threshold. In response, the Michigan Catastrophic Claim Association (“MCCA”), which is an unincorporated nonprofit association created by Michigan law, was established to spread the costs of medical coverage to all policyholders. The MCCA essentially acts as a reinsurer for all Michigan automobile insurers, reimbursing them for amounts paid on personal injury protection claims above a retention level. The current MCCA retention is $420,000. This limit will increase incrementally to $500,000 by July 1, 2011. Every insurer engaged in writing automobile personal injury protection insurance coverage in Michigan is required to be a member of MCCA. Personal injury protection is included in automobile insurance. Member companies cede premiums which are based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and is not rated by A.M. Best.

Michigan Basic Property Insurance Association. The Michigan Basic Property Insurance Association (“MBPIA”) provides basic insurance to property-owners who cannot obtain insurance through insurance carriers in the normal course of business due to a high-risk exposure. The MBPIA assesses insurance carriers in Michigan a fee for continuation of the association based on the amount of losses incurred by the association and the amount of net written premium of the carrier related to property insurance. The 2007 assessment was approximately $107,000. There were no assessments in 2006 or 2005.

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

On January 12, 2005, the Governor of Michigan and the Commissioner of the Office of Financial and Insurance Services issued proposed rules to reduce base insurance rates and ban the use of insurance credit scores as a rating factor or as a basis to refuse to insure or limit coverage on personal insurance. Personal insurance includes private passenger automobile, homeowners, motorcycle, boat, personal watercraft, snowmobile, recreational vehicle, mobile-homeowners and non-commercial dwelling fire lines. The proposed ban was to be effective on July 1, 2005. The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit on March 25, 2005 seeking relief from the proposed ban. On April 25, 2005 the presiding judge issued a final order in the matter of IIM et al v. OFIS, pertaining to insurers’ use of insurance credit scores to provide discounts on personal lines of insurance. In his final order the judge ruled in favor of IIM, stating that, “It is ordered that Plaintiff’s request for declaratory relief is granted, and the OFIS rules, R 500.2151-2155 are declared illegal, invalid and unenforceable. It is further ordered that Defendant is permanently enjoined from enforcing these rules against any Plaintiff in this action.” The Company was pleased with the outcome of the legal challenge and intends to continue to utilize insurance scoring as a pricing tool. The Commissioner of the OFIS filed an appeal to this ruling in the Michigan Court of Appeals. The appeal was heard before the appellate court on October 10, 2006. No decision has been rendered and the appellate court is under no time constraint to render a decision. The Company and the industry continue to monitor the courts activity and any future action will depend on the outcome of the appeal.

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

Under the current rules beginning with our annual report on Form 10-K for the year ended December 31, 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting. For the year ended December 31, 2008, we will be subject to both the management assessment of our internal controls over financial reporting as well as the related attestation by our independent registered public accounting firm.

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

Ratings assigned by A.M. Best Company, Inc. influence the competitive position of insurance companies. Their ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. Our current rating is “B++” (Good). Our business is sensitive to those ratings. If we were to experience a rating downgrade, our independent agents could be inclined to place their customers with higher-rated insurance carriers, which could result in a loss of premium volume and could have a material adverse effect on us. In addition, a downgrade in our A.M. Best rating could make it more difficult or costly to obtain reinsurance.

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

The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit on March 25, 2005 seeking relief from the proposed ban. On April 25, 2005 the presiding judge issued a final order in the matter of IIM et al v. OFIS, pertaining to insurers’ use of insurance credit scores to provide discounts on personal lines of insurance. In his final order the judge ruled in favor of IIM, stating that, “It is ordered that Plaintiff’s request for declaratory relief is granted, and the OFIS rules, R 500.2151-2155 are declared illegal, invalid and unenforceable. It is further ordered that Defendant is permanently enjoined from enforcing these rules against any Plaintiff in this action.” The Commissioner of the OFIS has filed an appeal to this ruling in the Michigan Court of Appeals. The appeal was heard before the appellate court on October 10, 2006. No decision has been rendered and the appellate court is under no time constraint to render a decision. The Company and the industry continue to monitor the courts activity and any future action will depend on the outcome of the appeal. Even if an appeal is rejected by the Michigan judiciary other reform legislation or regulatory action by OFIS could limit the effective use of this underwriting measure.

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

	High	Low

December 31, 2007
First Quarter	$29.25	$22.50
Second Quarter	$28.40	$24.05
Third Quarter	$24.50	$19.25
Fourth Quarter	$23.00	$17.65

December 31, 2006
First Quarter	$14.95	$10.75
Second Quarter	$19.88	$14.13
Third Quarter	$21.25	$18.75
Fourth Quarter	$29.45	$22.30

As of March 14, 2008, the Company had 2 shareholders of record. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company is treated as one holder.

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

Stock Performance Graph

The following line graph compares the cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, if any, assuming dividend reinvestment, divided by the beginning of the year share price, expressed as a percentage) on a $100 investment in the Company’s Class A Common Stock, with the same investment in the NASDAQ Stock Market and an industry peer group (the “Peer Group”) for the period commencing on October 15, 2004, the closing date of the Company’s initial public offering, through December 31, 2007. The Peer Group is the Hemscott Industry Group 432 comprised of 99 property and casualty insurance companies.

	Fiscal Year Ending
Company/Index/Market	10/15/04	12/31/04	12/31/05	12/31/06	12/31/07
Fremont Michigan InsuraCorp, Inc.	100.00	120.50	220.38	510.00	384.00
Hemscott Industry Group 432—Property/Casualty Insurance	100.00	109.24	120.38	137.00	140.25
NASDAQ Market Index	100.00	110.06	112.47	124.02	136.33

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company. The financial data for 2003 reflects the results of operations and financial position of the Insurance Company. The financial data for 2007, 2006, 2005 and 2004 reflects the consolidated results of operations and financial position of the Holding Company and the Insurance Company including the effects of the Conversion which occurred on October 15, 2004. You should read this data in conjunction with the Company’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Income Statement Data:
Direct premium written	$53,956	$48,869	$45,516	$41,971	$38,323
Net premium written (1)	44,004	40,263	39,512	36,504	18,891
Net premium earned (1)	42,774	39,249	38,756	27,196	18,099
Net investment income	2,165	1,888	1,689	1,176	815
Net realized investment gain (loss)	1,978	520	609	276	(32)
Other income, net	471	417	397	386	388

Total revenue	47,388	42,074	41,451	29,034	19,270

Net loss and loss adjustment expense	24,424	17,565	20,704	17,039	11,370
Policy acquisition and other underwriting expense	15,897	13,600	12,508	9,615	6,887
Interest expense	146	228	309	487	577
Demutualization expenses	—	—	—	302	175

Total expenses	40,467	31,393	33,521	27,443	19,009

Income (loss) before federal income tax expense (benefit)	6,921	10,681	7,930	1,591	261
Federal income tax expense (benefit) (7)	2,037	3,466	(1,152)	78	35

Net income (loss)	$4,884	$7,215	$9,082	$1,513	$226

Selected Balance Sheet Data:
Total investments	$59,088	$56,910	$51,415	$42,414	$27,804
Total assets	$87,155	$85,877	$75,961	$68,661	$60,128
Total liabilities	$47,729	$51,447	$50,125	$51,356	$51,881
Stockholders’ equity	$39,426	$34,430	$25,836	$17,305	$8,247
Other Data:
Net loss and LAE ratio (2)	57.1	44.8	53.4	62.7	62.8
Expense ratio (3)	37.2	34.6	32.3	35.4	38.1
GAAP combined ratio (4)	94.3	79.4	85.7	98.1	100.9
Statutory surplus	$33,777	$33,670	$25,994	$20,270	$15,658
Statutory premiums to surplus ratio (5)	1.30	1.20	1.52	1.80	1.21
Per Share Data: (6)
Basic earnings per share	$2.83	$4.18	$5.27	0.52	N/A
Diluted earnings per share	$2.77	$4.10	$5.24	0.52	N/A

(1)	The increase in net premiums written and earned in 2004 as compared to 2003 is due to the fact that as of January 1, 2004 the Insurance Company placed the quota share agreement into runoff.
(2)	The net loss and loss adjustment expense (LAE) ratio is the net loss and LAE in relation to net premium earned.
(3)	The expense ratio is the policy acquisition and other underwriting expenses in relation to net premium earned.

(4)	The sum of net losses, loss adjustment expenses and policy acquisition and other underwriting expenses divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.
(5)	The ratio of net premiums written divided by ending statutory surplus.
(6)	Earnings per share data for 2004 reflects only net income for the period from October 16, 2004 through December 31, 2004, the period after the Conversion. Net income during this period was $902,711.
(7)	In 2005, the Company recorded a federal income tax benefit of $1,152,000 despite having pre-tax income of $7,930,000. The federal income tax benefit was due to the Company recognizing a $3,855,000 reduction in its deferred tax valuation allowance in 2005. See Note 5 to the consolidated financial statements, included elsewhere in this report, for further information regarding federal income taxes.

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

Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on a quarterly basis, we review existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premium to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Some of our business relates to coverage for short-term risks, and for these risks loss development is comparatively rapid and historical paid losses, adjusted for known variables, have been a reliable predictive measure of future losses for purposes of our reserving. Some of our business relates to longer-term risks, where the claims are slower to emerge and the estimate of damage is more difficult to predict. For these lines of business, more sophisticated actuarial methods, such as the Bornhuetter-Ferguson loss development methods (see “Methods” below) must be employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

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

In estimating our loss reserves for the multi-peril lines of business (homeowners, farmowners and commercial) and the general liability line of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2004 to 2007 and the incurred loss development for accident years prior to 2004.

For the property lines of business including special property and personal and commercial auto physical damage as well as the personal and commercial auto liability lines of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2005 to 2007 while the incurred loss development method was used for accident years prior to 2005.

For the workers’ compensation line of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2002 to 2007 and the incurred loss development method for all prior years. Given the longer tail development of workers’ compensation claims and the fact that the Company’s workers’ compensation book of business is relatively small we placed more reliance on the incurred Bornhuetter-Ferguson method.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at December 31, 2007.

The following table shows the breakdown of our gross loss reserves between reported losses and IBNR losses by segment (in thousands):

	December 31,
	2007	2006
Reported losses
Personal	$6,211	$6,094
Commercial	2,690	3,525
Farm	656	1,123
Marine	883	837

	10,440	11,579

IBNR losses
Personal	3,830	4,338
Commercial	3,121	3,520
Farm	329	486
Marine	339	254

	7,619	8,598

Total
Personal	10,041	10,432
Commercial	5,811	7,045
Farm	985	1,609
Marine	1,222	1,091

	$18,059	$20,177

The following table shows the activity in the loss and LAE reserve balances of the Company for the years ended December 31, 2007, 2006 and 2005, prepared in accordance with accounting principles generally accepted in the United States of America.

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Balance, beginning of year	$20,177	$18,867	$18,973
Less reinsurance balance recoverable	7,030	5,934	9,187

Net balance, beginning of year	13,147	12,933	9,786
Incurred related to:
Current year	28,556	22,790	23,059
Prior years	(4,132)	(5,224)	(2,355)

Total incurred	24,424	17,566	20,704
Paid related to:
Current year	20,968	14,463	13,835
Prior years	4,145	2,889	3,722

Total paid	25,113	17,352	17,557

Net balance, end of year	12,458	13,147	12,933
Plus reinsurance balance recoverable	5,601	7,030	5,934

Balance, end of year	$18,059	$20,177	$18,867

In 2007, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $4,132,000 which represents 31.4% of the net loss and LAE reserves as of the beginning of the year. The redundant development included $1,334,000 related to homeowners, $939,000 related to personal auto, $873,000 related to commercial multi-peril, $280,000 related to workers compensation, $281,000 related to farm while the remaining lines of business had redundant development of $425,000. The favorable development was concentrated in accident years 2004 through 2006 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2007.

In 2006, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $5,224,000 which represents 40.4% of the net loss and LAE reserves as of the beginning of the year. During 2006, all product lines experienced favorable development as follows: homeowners—$1,340,000, personal auto—$1,329,000, commercial multi-peril—$1,247,000, workers compensation—$715,000, farm—$379,000 while the remaining product lines had redundant development of $214,000. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2006. The favorable development was concentrated in accident years 2003 through 2005 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves.

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

The following table shows the development of our reserves for unpaid losses and LAE on a GAAP basis for each of the years ended December 31, from 1997 to 2007. The line in the table titled “Net liability for loss and LAE,” shows the initial reserves at the balance sheet date, including losses incurred but not reported. The portion of the table titled “Cumulative net paid as of,” shows the cumulative amounts subsequently paid as of successive years with respect to the reserve shown at the top of the table. The portion of the table titled “Re-estimated net liability as of:” shows the re-estimated amount of the previously reported liability for loss and LAE based on experience as of the end of each succeeding year. The estimates of liability for loss and LAE change as more information becomes available about the frequency and severity of claims for individual years. A redundancy (or deficiency) exists when the re-estimated amount of liability at each December 31 is less (or greater) than the prior liability estimate. The “Net cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years and does not present accident year loss development. The portion of the table titled “Gross liability end of year” shows the impact of reinsurance for the years shown, reconciling the net reserves in the upper portion of the table to gross reserves. In evaluating the re-estimated liability and cumulative redundancy (deficiency), it should be noted that each data point includes the effects of changes in amounts for prior periods. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Gross liability end of year	$8,810	$7,606	$8,942	$7,830	$11,061	$8,677	$13,878	$18,973	$18,867	$20,177	$18,059
Reinsurance recoverables	4,234	3,256	5,175	3,611	5,434	4,302	7,742	9,187	5,934	7,030	5,601

Net liability end of year	$4,576	$4,350	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933	$13,147	$12,458

Net liability for loss & LAE	$4,576	$4,350	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933	$13,147	$12,458

Cumulative net paid as of:
One year later	1,641	2,191	2,085	3,798	3,815	3,000	1,996	3,722	2,889	4,145
Two years later	2,727	2,309	3,068	4,973	5,156	3,807	3,007	2,905	3,895
Three years later	3,261	2,847	3,419	5,778	5,552	4,415	2,617	3,295
Four years later	3,561	3,012	3,862	5,928	5,570	4,373	2,796
Five years later	3,656	3,234	3,867	5,884	5,484	4,595
Six years later	3,782	3,219	3,889	5,819	5,705
Seven years later	3,766	3,241	3,912	5,860
Eight years later	3,807	3,261	3,952
Nine years later	3,807	3,261
Ten years later	3,807

Re-estimated net liability as of:
One year later	3,304	3,758	3,372	5,384	5,315	5,462	5,470	7,431	7,709	9,015
Two years later	3,578	3,099	3,610	5,747	6,083	5,547	4,786	4,910	6,349
Three years later	3,576	3,161	3,835	6,191	6,318	5,385	3,538	4,189
Four years later	3,629	3,296	4,114	6,245	6,233	4,917	3,371
Five years later	3,763	3,450	4,125	6,159	5,909	4,852
Six years later	3,863	3,459	4,135	6,099	5,883
Seven years later	3,872	3,485	4,210	6,062
Eight years later	3,891	3,483	4,174
Nine years later	3,894	3,484
Ten years later	3,894

Net cumulative redundancy (deficiency)	$682	$866	$(407)	$(1,843)	$(256)	$(477)	$2,765	$5,597	6,584	4,132

Gross re-estimated liability—latest	$8,763	$8,637	$8,959	$13,458	$11,663	$10,994	$10,270	$10,326	$10,988	$13,411
Re-estimated reinsurance recoverables	4,869	5,153	4,785	7,396	5,780	6,142	6,899	6,137	4,639	4,396

Net re-estimated liability—latest	$3,894	$3,484	$4,174	$6,062	$5,883	$4,852	$3,371	$4,189	$6,349	9,015

Gross cumulative (deficiency) redundancy	$47	$(1,031)	$(17)	$(5,628)	$(602)	$(2,317)	$3,608	$8,647	$7,879	$6,766

Investments. At December 31, 2007 and 2006, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and any corresponding deferred tax asset valuation allowance, reported as a component of accumulated other comprehensive income or loss until realized.

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

Results Of Operations—Fiscal Years Ended December 31, 2007 and 2006

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our consolidated statements of income for the years ended December 31, 2007 and 2006. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2007	2006	Dollar	Percentage
Underwriting gain
Personal	$2,687	$4,129,003	$(4,126,316)	(99.9%)
Commercial	1,278,883	2,659,237	(1,380,354)	(51.9%)
Farm	816,289	1,011,147	(194,858)	(19.3%)
Marine	354,690	285,404	69,286	24.3%

Total underwriting gain	2,452,549	8,084,791	(5,632,242)	(69.7%)
Other revenue (expense) items
Net investment income	2,165,070	1,887,719	277,351	14.7%
Net realized gains (losses) on investments	1,977,742	519,835	1,457,907	280.5%
Other income	471,601	417,392	54,209	13.0%
Interest expense	(146,170)	(228,403)	82,233	(36.0%)

Total other revenue (expense) items	4,468,243	2,596,543	1,871,700	72.1%

Income before federal income taxes	6,920,792	10,681,334	(3,760,542)	(35.2%)
Federal income tax benefit (expense)	(2,036,434)	(3,466,001)	1,429,567	(41.2%)

Net income	$4,884,358	$7,215,333	$(2,330,975)	(32.3%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the years ended December 31, 2007 and 2006.

	2007	2006	Change	% Change
Direct premiums written	$53,956,318	$48,869,232	$5,087,086	10.4%

Net premiums written	$44,003,623	$40,263,135	$3,740,488	9.3%

Net premiums earned	$42,773,737	$39,249,248	$3,524,489	9.0%
Loss and LAE	24,424,346	17,564,611	6,859,735	39.1%
Policy acquisition and other underwriting expenses	15,896,842	13,599,846	2,296,996	16.9%

Underwriting gain (loss)	$2,452,549	$8,084,791	$(5,632,242)	(69.7%)

Loss and LAE ratio	57.1%	44.8%	12.3%
Policy acquisition and other underwriting expense ratio	37.2%	34.6%	2.6%
Combined ratio	94.3%	79.4%	14.9%

Premiums. Direct premiums written by major business segment for the years ended December 31 was as follows:

	2007	2006	$ Change	% Change
Personal	$37,666,972	$32,954,734	4,712,238	14.3%
Commercial	9,169,369	8,999,194	170,175	1.9%
Farm	5,103,479	5,013,733	89,746	1.8%
Marine	2,016,498	1,901,571	114,927	6.0%

	$53,956,318	$48,869,232	5,087,086	10.4%

While the market remained soft and very competitive in 2007, the relationships we have cultivated with our independent agents coupled with our ability to provide them a consistent, competitive and stable market for their preferred business led to the solid growth in direct premiums written during 2007. Direct premiums written grew 10.4%, with new business up 17.9% and renewal business up 8.5%. Personal auto continues to lead the growth in personal lines. Direct premiums written for personal auto increased 26.3% with new business up 15.2% and renewal business up 28.8%. Results were driven by the ease of placing personal auto business with Fremont through Fremont Complete—our web based rating system, several book of business transfers, a renewal retention ratio in the low nineties and an emphasis on agent cross-selling to current Fremont homeowner policyholders. Homeowners, which is the other major personal line of business, was up 5.0% with new business increasing 18.9% and renewal business increasing 2.9%. In 2007, the homeowner’s product line was added to Fremont Complete which made it easier to quote and issue new business for our agents. Overall, personal lines direct premium written was up 14.3%, with new business up 16.0% and renewals up 13.1%. In-force policy count increased 11.4% for the personal lines segment.

Despite soft market conditions in the industry, Fremont was able to generate growth of 1.9% in its commercial segment. The commercial growth was driven by commercial auto and workers compensation. New business grew 26.5%, with renewals down 4.3%, which is consistent with soft market conditions as companies look to retain profitable renewal business which in many instances means lower premiums on renewals. Commercial auto was up 20.2% while workers compensation was up 8.4%. Growth in these two lines was mitigated by a reduction in businessowners of 2.0% and a decrease in commercial package of 2.7%. Commercial in-force policy count was up 6.8%. The growth in commercial auto and workers compensation was due to a concerted effort by the commercial department to encourage agents to round out commercial accounts by adding commercial auto and workers compensation coverages. Furthermore, the commercial department focused on expanding it writings of low hazard mono-line workers compensation policies.

Farm direct premiums written were up 1.8% with both new and renewal premiums up 19.6% and 1.6% respectively. Direct premiums written for the marine business increased 6.0% driven by renewal premiums which were up 6.5%. New business premium was down 0.9% driven by increased competition for Michigan boat business as well as the Michigan economy. In-force count for farm was flat while marine was up 4.3%.

Net premiums written by business segment for the years ended December 31 were as follows:

	2007	2006	$ Change	% Change
Personal	$30,260,447	$26,715,542	3,544,905	13.3%
Commercial	7,559,621	7,537,315	22,306	0.3%
Farm	4,414,615	4,339,772	74,843	1.7%
Marine	1,768,940	1,670,506	98,434	5.9%

	$44,003,623	$40,263,135	3,740,488	9.3%

The increase in net premiums written is due to the overall increase in direct premiums written of $5,087,000 offset by an increase of $1,347,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the years ended December 31 was as follows:

	2007	2006	$ Change	% Change
Personal	$29,225,270	$25,752,956	3,472,314	13.5%
Commercial	7,497,696	7,666,666	(168,970)	(2.2%)
Farm	4,337,542	4,222,485	115,057	2.7%
Marine	1,713,229	1,607,141	106,088	6.6%

	$42,773,737	$39,249,248	3,524,489	9.0%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $4,860,000 offset by an increase of $1,336,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2007	2006	$ Change	% Change
Loss and LAE:
Personal	$18,361,023	$12,700,566	$5,660,457	44.6%
Commercial	3,432,297	2,350,933	1,081,364	46.0%
Farm	1,909,207	1,748,249	160,958	9.2%
Marine	721,819	764,863	(43,044)	(5.6%)

	$24,424,346	$17,564,611	$6,859,735	39.1%

Incurred Claim Count:
Personal	6,326	4,880	1,446	29.6%
Commercial	527	454	73	16.1%
Farm	341	361	(20)	(5.5%)
Marine	194	165	29	17.6%

	7,388	5,860	1,528	26.1%

Average Loss and LAE per Claim:
Personal	$2,902	$2,603	$299	11.5%
Commercial	6,513	5,178	1,335	25.8%
Farm	5,599	4,843	756	15.6%
Marine	3,721	4,636	(915)	(19.7%)

	$3,306	$2,997	$309	10.3%

Loss and LAE Ratio:
Personal	62.8%	49.3%
Commercial	45.8%	30.7%
Farm	44.0%	41.4%
Marine	42.1%	47.6%

	57.1%	44.8%

The personal segment experienced an increase in incurred loss and loss adjusting expense as well as the loss and LAE ratio driven by increased severity in the homeowner product line coupled with increased claim frequency in the personal auto line. Incurred losses for homeowners and personal auto increased $3,169,000 and $2,017,000, respectively, during 2007 compared to 2006. The homeowner line experienced increased loss severity as a result of snow, ice and water damage losses caused by the colder winter weather experienced during the first quarter 2007 and wind, hail and lightening damages sustained during the second and third quarters. Weather related losses increased approximately $2,245,000 during 2007 as compared to 2006. During the first quarter of 2007 Michigan experienced a more normalized winter weather pattern evidenced by consistent below-freezing temperatures and significant snow accumulation. During the first quarter of 2006 Michigan did not experience the consistent below freezing temperatures as those experienced in 2007 which resulted in lower claim severity in 2006. Weather patterns experienced during 2007 reflected more traditional weather activity typically experienced in Michigan. Although the Company did experience summer storm activity in 2006 it was not near the extent of storm activity experienced in 2007. Loss and LAE from personal auto increased due to increased claim frequency driven by volume growth in this line. The personal auto line’s direct premiums written increased 26.3% in 2007 compared to 2006. Furthermore, the majority of the increase in the incurred claim count for the personal segment was from increased personal auto claims particularly auto physical damage.

The increase in the commercial segment incurred loss and LAE and the related ratio was focused in the following product lines: businessowners ($647,000), workers compensation ($329,000) and commercial auto ($82,000). The increase in losses for the businessowners line was driven by weather related losses sustained during the first three quarters of 2007, several larger fire losses in 2007 as well as favorable development recorded in 2006. The increase in incurred losses and LAE in the workers compensation line was driven by favorable reserve development recorded in 2006.

The farm segment experienced higher loss and LAE during 2007 as compared to 2006 due to an increase in losses attributable to the previously mentioned weather conditions as well as fire related losses. The marine segment experienced a slight drop in loss and LAE as well as the loss and LAE ratio. Despite an increase in the number of marine claims incurred during 2007 the severity of the claims reported actually declined in 2007.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the years ended December 31 were as follows:

	2007	2006	Change	% Change
Amortization of deferred policy acquisition costs	$7,323,488	$6,842,734	$480,754	7.0%
Other underwriting expenses	8,573,354	6,757,112	1,816,242	26.9%

Total policy acquisition and other underwriting expenses	$15,896,842	$13,599,846	$2,296,996	16.9%

Net premiums earned	$42,773,737	$39,249,248	$3,524,489	9.0%

Expense ratio	37.2%	34.6%	2.6%

The expense ratio increased 2.6 percentage points in 2007 compared to 2006. The significant items and the related impact on the expense ratio include: non-recurring assessments from state mandated pools and associations in which the Company is required to participate (1.6 percentage points), increased depreciation (0.3 percentage points) and premium tax refunds received in 2006 (which reduced the 2006 expense ratio by 0.7 percentage points).

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the years ended December 31 are as follows:

	2007	2006	Change	% Change
Fixed maturities	$2,067,273	$1,895,827	$171,446	9.0%
Equity securities	102,722	136,503	(33,781)	(24.7%)
Cash and cash equivalents	309,333	171,428	137,905	80.4%

Gross investment income	2,479,328	2,203,758	275,570	12.5%
Less: Investment expenses	(314,258)	(316,039)	(1,781)	(0.6%)

Net investment income	$2,165,070	$1,887,719	$277,351	14.7%

Average invested assets (amortized cost basis)	$61,159,390	$56,642,910	$4,516,480	8.0%

Rate of return on average invested assets	3.5%	3.3%	0.2%

Gross investment income from fixed maturities increased 9.0% over 2006, while income from cash and cash equivalents increased 80.4%. The increase in income from cash and cash equivalents was due to the fact that the Company had a larger portion of its invested assets placed in short-term securities over this time period compared to 2006 in contemplation of the surplus note repayment which occurred in September 2007. When income from cash and cash equivalents are combined with fixed maturities, gross investment income was 15.0%

higher in 2007 compared to 2006. Growth in invested assets, along with higher investment yields, were the main reasons for the increase in gross investment income.

To accurately compare between time periods with different tax-exempt allocations, yields on the portfolio need to be calculated on a tax-equivalent basis. The tax-equivalent portfolio yield on fixed maturities ended 2007 at 5.33%, versus 4.87% at the end of 2006. Over the course of the year, a greater portion of the fixed maturity portfolio was invested into tax-exempt municipal securities carrying higher tax-equivalent yields than similar taxable securities. The portfolio duration was also increased from 3.96 at December 31, 2006 to 5.06 at December 31, 2007. These factors led to the significant increase in tax-equivalent yield.

Gross investment income from the equity portfolio decreased due to a decline in dividend paying securities in the portfolio. During 2006, the Company received approximately $23,000 in dividends on common and preferred stocks held by the Company. As of December 31, 2006, the Company had liquidated its holdings in common and preferred stocks and shifted those investments into mutual funds. As a result of this shift the dividend income went down as the mutual funds held by the Company do not pay the regular dividends that had been traditionally paid by the common and preferred stocks historically held by the Company. The decline in investment income from the equity portfolio was also affected by a decrease in funds invested in equity securities during 2007.

Net realized gains from the portfolio for the years ended December 31 are as follows:

	2007	2006	Change	% Change
Net realized gains (losses)—fixed maturities	$(233,220)	$(39,670)	$(193,550)	(487.9%)
Net realized gains (losses)—equity securities	2,210,962	559,505	1,651,457	295.2%

Total net realized gains (losses)	$1,977,742	$519,835	$1,457,907	280.5%

During 2007, the Company increased its holdings in tax exempt municipals in order to take advantage of the higher tax equivalent yields in that sector. This was accomplished by selling both corporate securities and other tax exempt municipals which had lower yields. The shift resulted in net realized losses of $233,000.

During 2007, the Company sold approximately $8.4 million in equity securities which generated $2,211,000 in realized gains. The sales were generated in order to reduce the level of equity risk in the portfolio, rebalance the equity portfolio and take advantage of the unrealized market value appreciation in the equity portfolio. The cash generated from the equity sales was placed into the fixed portfolio.

Other Income, Net. Other income, net which includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items increased 13.0% to $471,000 in 2007 compared to $417,000 in 2006. The increase was driven by premium volume growth in 2007 and a decline in miscellaneous expenses experienced during 2007.

Interest Expense. Interest expense decreased approximately $82,000 to $146,000 in 2007 from $228,000 in 2006. The decrease is due to the September 2007 payoff of the surplus notes.

Federal Income Tax. During the year ended December 31, 2007 and 2006 the Company recorded income tax expense of approximately $2,036,000 and $3,466,000 respectively. The decrease is due to a decline in pre-tax income in 2007 compared to 2006. The effective tax rate for 2007 was 29.4% compared to 32.4% for 2006. The decrease in the effective tax rate is due to increased tax-exempt interest income received during 2007 compared to 2006 coupled with an increase in the provision to return variance recorded in 2007.

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

			Change
	2006	2005	Dollar	Percentage
Underwriting gain (loss)
Personal	$4,129,003	$4,399,461	$(270,458)	(6.1%)
Commercial	2,659,237	791,719	1,867,518	235.9%
Farm	1,011,147	499,411	511,736	102.5%
Marine	285,404	(146,765)	432,169	294.5%

Total underwriting gain	8,084,791	5,543,826	2,540,965	45.8%
Other revenue (expense) items
Net investment income	1,887,719	1,688,853	198,866	11.8%
Net realized gains (losses) on investments	519,835	608,819	(88,984)	(14.6%)
Other income	417,392	397,673	19,719	5.0%
Interest expense	(228,403)	(308,805)	80,402	(26.0%)

Total other revenue (expense) items	2,596,543	2,386,540	210,003	8.8%

Income before federal income taxes	10,681,334	7,930,366	2,750,968	34.7%
Federal income tax benefit (expense)	(3,466,001)	1,151,903	(4,617,904)	400.9%

Net income	$7,215,333	$9,082,269	$(1,866,936)	(20.6%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the years ended December 31:

	2006	2005	Change	% Change
Direct premiums written	$48,869,232	$45,515,864	$3,353,368	7.4%

Net premiums written	$40,263,135	$39,512,088	$751,047	1.9%

Net premiums earned	$39,249,248	$38,755,853	$493,395	1.3%
Loss and LAE	17,564,611	20,703,929	(3,139,318)	(15.2%)
Policy acquisition and other underwriting expenses	13,599,846	12,508,098	1,091,748	8.7%

Underwriting gain (loss)	$8,084,791	$5,543,826	$2,540,965	45.8%

Loss and LAE ratio	44.8%	53.4%	(8.7%)
Policy acquisition and other underwriting expense ratio	34.6%	32.3%	2.4%
Combined ratio	79.4%	85.7%	(6.3%)

Premiums. Direct premiums written by major business segment for the years ended December 31 was as follows:

	2006	2005	$ Change	% Change
Personal	$32,954,734	$29,754,337	3,200,397	10.8%
Commercial	8,999,194	9,178,470	(179,276)	(2.0%)
Farm	5,013,733	4,813,392	200,341	4.2%
Marine	1,901,571	1,769,665	131,906	7.5%

	$48,869,232	$45,515,864	3,353,368	7.4%

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

Net premiums written by business segment for the years ended December 31 were as follows:

	2006	2005	$ Change	% Change
Personal	$26,715,542	$25,360,953	1,354,589	5.3%
Commercial	7,537,315	8,115,201	(577,886)	(7.1%)
Farm	4,339,772	4,405,291	(65,519)	(1.5%)
Marine	1,670,506	1,630,643	39,863	2.4%

	$40,263,135	$39,512,088	751,047	1.9%

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

Net premiums earned by major business segment for the years ended December 31 was as follows:

	2006	2005	$ Change	% Change
Personal	$25,752,956	$24,758,161	994,795	4.0%
Commercial	7,666,666	8,163,707	(497,041)	(6.1%)
Farm	4,222,485	4,304,745	(82,260)	(1.9%)
Marine	1,607,141	1,529,240	77,901	5.1%

	$39,249,248	$38,755,853	493,395	1.3%

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

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2006	2005	$ Change	% Change
Loss and LAE:
Personal	$12,700,566	$12,368,229	$332,337	2.7%
Commercial	2,350,933	4,737,226	(2,386,293)	(50.4%)
Farm	1,748,249	2,416,018	(667,769)	(27.6%)
Marine	764,863	1,182,456	(417,593)	(35.3%)

	$17,564,611	$20,703,929	$(3,139,318)	(15.2%)

Incurred Claim Count:
Personal	4,880	4,182	698	16.7%
Commercial	454	476	(22)	(4.6%)
Farm	361	332	29	8.7%
Marine	165	172	(7)	(4.1%)

	5,860	5,162	698	13.5%

Average Loss and LAE per Claim:
Personal	$2,603	$2,957	$(355)	(12.0%)
Commercial	5,178	9,952	(4,774)	(48.0%)
Farm	4,843	7,277	(2,434)	(33.5%)
Marine	4,636	6,875	(2,239)	(32.6%)

	$2,997	$4,011	$(1,013)	(25.3%)

Loss and LAE Ratio:
Personal	49.3%	50.0%
Commercial	30.7%	58.0%
Farm	41.4%	56.1%
Marine	47.6%	77.3%

	44.8%	53.4%

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

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the years ended December 31 are as follows:

	2006	2005	Change	% Change
Fixed maturities	$1,895,827	$1,658,852	$236,975	14.3%
Equity securities	136,503	183,883	(47,380)	(25.8%)
Cash and cash equivalents	171,428	111,580	59,848	53.6%

Gross investment income	2,203,758	1,954,315	249,443	12.8%
Less: Investment expenses	(316,039)	(265,462)	50,577	19.1%

Net investment income	$1,887,719	$1,688,853	$198,866	11.8%

Average invested assets (amortized cost basis)	$56,642,910	$49,239,808	$7,403,102	15.0%

Rate of return on average invested assets	3.3%	3.4%	(0.1%)

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

Net realized gains from the portfolio for the years ended December 31 are as follows:

	2006	2005	Change	% Change
Net realized gains (losses)—fixed maturities	$(39,670)	$269,186	$(308,856)	(114.7%)
Net realized gains (losses)—equity securities	559,505	339,633	219,872	64.7%

Total net realized gains (losses)	$519,835	$608,819	$(88,984)	(14.6%)

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

Cash flow provided by operations was $4,303,000 in 2007 compared to $8,303,000 in 2006, a decrease of $4,000,000. During the year ended December 31, 2007 as compared to 2006 premiums collected increased $4,264,000 as a result of increased premium writings, net loss and LAE paid increased $7,315,000 while policy acquisition and other underwriting expenses paid increased $1,705,000. Cash paid for income taxes decreased $550,000 during 2007 compared to 2006 due to lower pretax income generated in 2007. Other cash provided by operational activities increased $206,000 during the year ended December 31, 2007 compared to 2006.

Cash used in investing activities was $2,000,000 and $5,258,000 during the years ended December 31, 2007 and 2006, respectively, a decrease of $3,258,000. During 2007, net cash invested into the Company’s investment portfolio was $494,000 compared to $3,972,000 in 2006, a decrease of $3,478,000. The decrease in cash placed into the investment portfolio was due to the repayment of the surplus notes in September 2007. Offsetting the reduction in cash placed into the investment portfolio was an increase in capital expenditures of $228,000 in 2007. The majority of the Company’s capital expenditures were related to Fremont Complete. Cash used in financing activities of $2,868,000 consisted primarily of the repayment of the surplus notes.

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

Cash flow used in investing activities was $5,258,000 and $8,875,000 during the years ended December 31, 2006 and 2005, respectively, a decrease of $3,617,000. During 2006, net cash invested into the Company’s investment portfolio was $3,972,000 compared to $8,372,000 which was placed into the portfolio during 2005. At December 31, 2006, the Company was maintaining a higher cash and cash equivalent balance due to anticipated cash flow requirements during 2007, specifically the maturity of our surplus notes in September 2007 which amount to $2,890,000. As a result, the Company did not place as much cash into the investment portfolio during 2006 as compared to 2005. Despite the decrease in cash placed into the investment portfolio during 2006, the Company invested approximately $1,302,000 in capital expenditures, the majority of which related to Fremont Complete, the Company’s web based rating platform. As of December 31, 2006, product lines that are available through Fremont Complete include personal auto and businessowners.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The Holding Company has no plans to pay dividends in the foreseeable future and cannot assure our stockholders that dividends will be paid in the future. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The annual future cash requirements of the Holding Company are not foreseen to be significant. They include director fees and other administrative expenses related to annual filings such as income tax returns and other compliance type filings. In October 2007, the Board of Directors of the Insurance Company declared an ordinary dividend of $150,000 payable to the Holding Company, its sole shareholder, on November 6, 2007. As of December 31, 2007 the Holding Company had a cash balance of approximately $175,000.

The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and he does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ending December 31, 2008, the Insurance Company can pay a non-extraordinary dividend of up to $3,371,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the company continue to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

Income Taxes

In accordance with FASB Statement No. 109, Accounting for Income Taxes, we may recognize certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss (NOL) and Alternative Minimum Tax (AMT) credit carry-forwards we have available. At December 31, 2007, the Company has NOL carryforwards of approximately $7,348,000 and an AMT credit carryforward of approximately $358,000. The AMT credit carryforward can be carried forward indefinitely. The NOL carryforward expires as follows:

2010	$1,566,000
2011	1,641,000
2012	1,764,000
2018	13,000
2019	898,000
2021	1,466,000

$7,348,000

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has a contractual obligation with respect to its loss and LAE reserves which are recorded as a liability in our financial statements. In addition, the Company is contractually committed to make certain minimum lease payments for the use of equipment under operating lease agreements. The following table summarizes our significant contractual obligations and commitments as of December 31, 2007 and the future periods in which such obligations are expected to be settled in cash. Additional information regarding these obligations is provided in Note 11—Lease Agreements to the financial statements of the Company. The table below does not include contractual obligations with respect to our employee benefit plans, which are described more fully in Note 10—Employee Retirement Plans to the Company’s financial statements.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Loss and LAE reserves	$18,059	$10,313	$5,369	$1,339	$1,038
Operating leases	11	7	4	—	—

Total	$18,070	$10,320	$5,373	$1,339	$1,038

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$45,140	$(5,389)
1%	47,848	(2,681)
0	50,529	—
-1%	53,183	2,654
-2%	55,812	5,283

Credit Risk. The quality of our fixed maturity portfolio is generally good. At December 31, 2007, all of our fixed maturity securities were rated by Moody’s as investment grade.

Equity Risk. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our holdings of mutual funds. Our portfolio of equity securities is carried on the balance sheet at fair value. Therefore, an adverse change in market prices of these securities would result in losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan InsuraCorp, Inc.

Fremont, MI

We have audited the accompanying consolidated balance sheets of Fremont Michigan InsuraCorp, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont Michigan InsuraCorp, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, to adopt Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

BDO Seidman, LLP

Grand Rapids, Michigan

March 21, 2008

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Investments:
Fixed maturities available for sale, at fair value	$50,528,874	$44,959,266
Equity securities available for sale, at fair value	8,305,133	11,689,756
Mortgage loans on real estate from related parties	253,656	260,808

Total investments	59,087,663	56,909,830
Cash and cash equivalents	4,033,158	4,598,843
Premiums due from policyholders, net	7,852,730	7,528,683
Amounts due from reinsurers	6,588,847	7,883,153
Prepaid reinsurance premiums	258,875	404,016
Accrued investment income	533,843	447,411
Deferred policy acquisition costs	3,334,001	3,235,383
Deferred federal income taxes	2,920,648	3,070,713
Property and equipment, net of accumulated depreciation	2,500,988	1,771,323
Other assets	43,905	28,078

	$87,154,658	$85,877,433

Liabilities and Stockholders’ Equity

Liabilities:
Losses and loss adjustment expenses	$18,058,919	$20,176,555
Unearned premiums	22,727,515	21,463,019
Reinsurance funds withheld and premiums ceded payable	199,463	50,313
Accrued expenses and other liabilities	6,742,803	6,867,081
Surplus notes	—	2,890,288

Total liabilities	47,728,700	51,447,256

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,727,456 and 1,725,456 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,722,424	7,605,096
Retained earnings	30,395,771	25,511,413
Accumulated other comprehensive income	1,307,763	1,313,668

Total stockholders’ equity	39,425,958	34,430,177

Total liabilities and stockholders’ equity	$87,154,658	$85,877,433

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues:
Net premiums earned	$42,773,737	$39,249,248	$38,755,853
Net investment income	2,165,070	1,887,719	1,688,853
Net realized gains (losses) on investments	1,977,742	519,835	608,819
Other income, net	471,601	417,392	397,673

Total revenues	47,388,150	42,074,194	41,451,198

Expenses:
Losses and loss adjustment expenses, net	24,424,346	17,564,611	20,703,929
Policy acquisition and other underwriting expenses	15,896,842	13,599,846	12,508,098
Interest expense	146,170	228,403	308,805

Total expenses	40,467,358	31,392,860	33,520,832

Income before federal income tax expense (benefit)	6,920,792	10,681,334	7,930,366
Federal income tax expense (benefit)	2,036,434	3,466,001	(1,151,903)

Net income	$4,884,358	$7,215,333	$9,082,269

Earnings per share:
Basic	$2.83	$4.18	$5.27
Diluted	$2.77	$4.10	$5.24

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	1,724,256	$7,512,913	$9,213,811	$578,485	$17,305,209
Comprehensive income:
Net income			9,082,269		9,082,269
Net unrealized losses on investments, net of taxes				(588,809)	(588,809)

Total comprehensive income					8,493,460
Stock-based compensation		37,391			37,391

Balance, December 31, 2005	1,724,256	7,550,304	18,296,080	(10,324)	25,836,060

Comprehensive income:
Net income			7,215,333		7,215,333
Net unrealized gains on investments, net of taxes				799,014	799,014

Total comprehensive income					8,014,347
Adjustment to initially apply FASB No. 158, net of taxes				524,978	524,978
Stock-based compensation		43,867			43,867
Stock options exercised	1,200	6,000			7,200
Tax benefit from stock options exercised		4,925			4,925

Balance, December 31, 2006	1,725,456	$7,605,096	$25,511,413	$1,313,668	$34,431,377

Comprehensive income:
Net income			4,884,358		4,884,358
Net unrealized gains on investments, net of taxes				(52,309)	(52,309)
Amortization of prior service credit, net of tax				(56,550)	(56,550)
Amortization of net actuarial loss, net of tax				102,954	102,954

Total comprehensive income					4,878,453
Stock-based compensation		95,772			95,772
Stock options exercised	2,000	10,000			12,000
Tax benefit from stock options exercised		11,556			11,556

Balance, December 31, 2007	1,727,456	$7,722,424	$30,395,771	$1,307,763	$39,429,158

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flow

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,884,358	$7,215,333	$9,082,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	769,161	602,687	141,665
Deferred income taxes	153,106	21,675	(3,769,126)
Stock based compensation expense	95,772	43,867	37,391
Net realized (gains) losses on investments	(1,977,742)	(519,835)	(608,819)
(Loss) gain on sale of property and equipment	13,324	(3,543)	—
Net amortization of premiums on investments	208,244	205,764	250,832
Excess tax benefit from stock options exercised	(11,556)	(4,925)	—
Changes in assets and liabilities:
Premiums due from policyholders	(324,047)	(385,146)	(297,251)
Amounts due from reinsurers	1,294,306	(596,217)	3,385,789
Prepaid reinsurance premiums	145,141	(191,725)	(5,374)
Accrued investment income	(86,432)	(44,474)	(4,729)
Deferred policy acquisition costs	(98,618)	(142,765)	(231,997)
Other assets	(15,827)	(20,251)	(4,361)
Losses and loss adjustment expenses	(2,117,636)	1,309,741	(105,773)
Unearned premiums	1,264,496	1,025,862	761,609
Reinsurance funds withheld and premiums ceded payable	149,150	(976,027)	(1,992,370)
Accrued expenses and other liabilities	(42,412)	763,459	105,196

Net cash provided by operating activities	4,302,788	8,303,480	6,744,951

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	17,593,034	13,130,310	23,869,886
Proceeds from sales of equity investments	8,357,144	3,308,845	1,927,660
Purchases of fixed maturity investments	(22,754,300)	(16,527,319)	(29,099,962)
Purchases of equity investments	(3,690,621)	(3,883,545)	(5,808,887)
Change in receivable from investments	—	—	738,820
Issuance of note receivable from related party	—	(5,200)	(130,000)
Repayment of mortgage loans from related party	7,152	6,686	3,968
Proceeds from disposal of property and equipment	3,697	—	—
Purchase of property and equipment	(1,515,847)	(1,287,920)	(376,109)

Net cash used in investing activities	(1,999,741)	(5,258,143)	(8,874,624)

Cash flows from financing activities:
Repayment of surplus notes	(2,890,288)	—	—
Proceeds from exercised stock options	10,000	6,000	—
Tax benefit from exercised stock options	11,556	4,925	—

Net cash (used in) provided by financing activities	(2,868,732)	10,925	—

Net (decrease) increase in cash and cash equivalents	(565,685)	3,056,262	(2,129,673)
Cash and cash equivalents, beginning of year	4,598,843	1,542,581	3,672,254

Cash and cash equivalents, end of year	$4,033,158	$4,598,843	$1,542,581

Supplemental disclosure of cash flow information:
Federal income taxes paid	$2,475,000	$3,025,000	$2,050,000

Interest paid	$348,490	$202,320	$202,320

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

Principles of consolidation and presentation

The accompanying consolidated financial statements which include the accounts of FMIC and its wholly-owned subsidiary, FIC, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which vary in certain respects from statutory accounting practices followed in reporting to insurance regulatory authorities. See Note 12—Statutory Insurance Accounting Practices for additional information regarding statutory accounting practices. All significant intercompany transactions have been eliminated.

Stock Split

On October 17, 2006, the Company’s Board of Directors approved a two-for-one stock split on its common stock which was accomplished through a stock dividend paid on November 17, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.

Investments

At December 31, 2007 and 2006, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and any corresponding deferred tax asset valuation allowance, reported as a component of accumulated other comprehensive income or loss until realized.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Revenue recognition

Insurance premium revenue is recognized on a pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in-force. Generally, premiums are collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums due from policyholders are net of an allowance for doubtful accounts of $39,029 and $32,913 at December 31, 2007 and 2006, respectively.

Other income consists of premium installment charges which are recognized when earned and other miscellaneous income.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Other comprehensive income or loss

The Company presents other comprehensive income or loss as a component of stockholders’ equity on the consolidated statements of stockholders’ equity and comprehensive income. For the years ended December 31, 2007, 2006, and 2005 the components of other comprehensive income consisted of the following:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Year ended December 31, 2005
Unrealized gains on investments:
Unrealized holding gains arising during the period	$14,691	$(4,994)	$9,697
Change in deferred tax valuation allowance	—	(196,685)	(196,685)
Less: reclassification adjustment for gains realized in net income	(608,819)	206,998	(401,821)

Net unrealized losses—other comprehensive loss	$(594,128)	$5,319	$(588,809)

Year ended December 31, 2006
Unrealized gains on investments:
Unrealized holding gains arising during the period	$1,730,463	$(588,357)	$1,142,106
Less: reclassification adjustment for gains realized in net income	(519,835)	176,743	(343,092)

Net unrealized gains—other comprehensive income	$1,210,628	$(411,614)	$799,014

Year ended December 31, 2007
Unrealized gains on investments:
Unrealized holding gains arising during the period	$1,898,487	$(645,486)	$1,253,001
Less: reclassification adjustment for gains realized in net income	(1,977,742)	672,432	(1,305,310)
Net unrealized gains	(79,255)	26,946	(52,309)

Amortization of prior service credit	(85,682)	29,132	(56,550)
Amortization of net actuarial loss	155,992	(53,038)	102,954

Other comprehensive income	$(8,945)	$3,040	$(5,905)

The components of and changes to accumulated other comprehensive income (loss) as of and for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Net Unrealized Gains (Losses) on Investments	Unrecognized Prior Service Credit	Unrecognized Net Actuarial Loss	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2004	$578,485	$—	$—	$578,485
Period Change	(588,809)	—	—	(588,809)

Balance, December 31, 2005	(10,324)	—	—	(10,324)
Period Change	799,014	—	—	799,014
Cumulative Adjustment to Initially Apply FAS 158	—	888,138	(363,160)	524,978

Balance, December 31, 2006	788,690	888,138	(363,160)	1,313,668
Period Change	(52,309)	(56,550)	102,954	(5,905)

Balance, December 31, 2007	$736,381	$831,588	$(260,206)	$1,307,763

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Losses and loss adjustment expense reserves

Losses and loss adjustment expense (“LAE”) reserves represent the estimated liability for reported losses and loss adjustment expenses and actuarial estimates for incurred but not reported losses and loss adjustment expenses based upon the Company’s actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. The methods of making estimates and establishing these reserves are reviewed regularly, and resulting adjustments are reflected in income currently. The liability for losses and loss adjustment expenses is necessarily an estimate and while it is believed to be adequate, the ultimate liability could exceed or be less than such estimate. The anticipated recoverable salvage and subrogation at December 31, 2007 and 2006 was approximately $344,000 and $208,000, respectively.

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

Property, equipment and depreciation

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method. Estimated useful lives are: building—35 years, computer equipment including software—3 to 5 years and furniture, fixtures and equipment—5 to 7 years. Software is capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 3 years. Maintenance, repairs and minor renewals are charged to expense as incurred. Depreciation expense was $769,161, $602,687 and $141,665 for the years ended December 31, 2007, 2006, and 2005, respectively. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts; any resulting gain or loss is reflected in income.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company as of January 1, 2007. The adoption of the provisions of FIN 48 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

2. Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at December 31, 2007 and 2006 are as follows:

	2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,172,509	$27,498	$1,826	$3,198,181
States and political subdivisions	25,421,294	379,800	39,911	25,761,183
Corporate securities	6,928,699	5,531	100,328	6,833,902
Mortgage-backed securities	14,710,728	119,704	94,824	14,735,608

	50,233,230	532,533	236,889	50,528,874

Equity securities—mutual funds	7,485,046	1,023,631	203,544	8,305,133

Total	$57,718,276	$1,556,164	$440,433	$58,834,007

	2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,074,385	$2,756	$87,898	$5,989,243
States and political subdivisions	13,414,841	37,133	47,155	13,404,819
Corporate securities	11,058,724	901	305,359	10,754,266
Mortgage-backed securities	14,965,481	69,226	223,769	14,810,938

	45,513,431	110,016	664,181	44,959,266

Equity securities—mutual funds	9,940,606	1,756,784	7,634	11,689,756

Total	$55,454,037	$1,866,800	$671,815	$56,649,022

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The cost or amortized cost and estimated fair value of fixed maturities at December 31, 2007, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,921,943	$2,916,466
Due after one year through five years	8,165,030	8,194,183
Due after five years through ten years	19,025,889	19,276,699
Due after ten years	5,409,641	5,405,918
Mortgage-backed securities	14,710,727	14,735,608

	$50,233,230	$50,528,874

Net investment income for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
Fixed maturities	$2,067,273	$1,895,827	$1,658,852
Equity securities	102,722	136,503	183,883
Cash and cash equivalents	309,333	171,428	111,580

Gross investment income	2,479,328	2,203,758	1,954,315
Less: Investment expenses	(314,258)	(316,039)	(265,462)

Net investment income	$2,165,070	$1,887,719	$1,688,853

Net realized gains (losses) on investments for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
Gross realized investment gains:
Fixed maturities	$1,768	$20,682	$306,778
Equity securities	2,212,185	597,808	439,220

	2,213,953	618,490	745,998

Gross realized investment losses:
Fixed maturities	(234,988)	(60,352)	(37,592)
Equity securities	(1,223)	(38,303)	(99,587)

	(236,211)	(98,655)	(137,179)

Net realized gains on investments	$1,977,742	$519,835	$608,819

There were no other-than-temporary impairment losses in 2007 or 2006. During the year ended December 31, 2005 other-than-temporary impairment losses on available-for-sale equity investments amounted to $98,774 which are included in net realized investment gains (losses) on investments in the consolidated statement of operations.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Sales of available-for-sale fixed maturities resulted in the following during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Proceeds	$9,639,200	$7,450,369	$15,412,617

Gross gains	$1,768	$20,682	$306,209

Gross losses	$234,988	$60,352	$37,592

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$363,659	$27	$318,447	$1,799	$682,106	$1,826
States and political subdivisions	2,894,945	30,825	1,829,980	9,086	4,724,925	39,911
Corporate securities	—	—	5,925,361	100,328	5,925,361	100,328
Mortgage-backed securities	—	—	6,381,930	94,824	6,381,930	94,824

	3,258,604	30,852	14,455,718	206,037	17,714,322	236,889

Equity securities—mutual funds	2,081,160	203,544	—	—	2,081,160	203,544

Total	$5,339,764	$234,396	$14,455,718	$206,037	$19,795,482	$440,433

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007, the portfolio included 6 fixed maturity securities and 4 equity securities in an unrealized loss position for less than 12 months and 45 fixed maturity securities in an unrealized loss position for more than 12 months. None of the fixed maturity securities were trading below 90% of cost or amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade securities. Of the 4 equity securities in an unrealized loss position, 1 was trading at 85% of cost while the remaining 3 were trading at or above 90% of cost. While all of these securities are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities as well as the Company’s intent and ability to hold fixed maturity investments until maturity supports the view that these securities were not other-than-temporarily impaired.

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,004,990	$3,925	$3,632,444	$83,972	$4,637,434	$87,897
States and political subdivisions	6,131,773	41,048	2,116,552	6,107	8,248,325	47,155
Corporate securities	507,298	6,402	9,838,932	298,958	10,346,230	305,360
Mortgage-backed securities	756,813	652	9,347,753	223,117	10,104,566	223,769

	8,400,874	52,027	24,935,681	612,154	33,336,555	664,181

Equity securities—mutual funds	242,992	7,634	—	—	242,992	7,634

Total	$8,643,866	$59,661	$24,935,681	$612,154	$33,579,547	$671,815

As of December 31, 2006, the portfolio included 14 fixed maturity securities and 1 equity investment in an unrealized loss position for less than 12 months and 68 fixed maturity securities in an unrealized loss position for more than 12 months, none of which were trading below 90% of cost or amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade securities. While all of these securities are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities support the view that these securities were not other-than-temporarily impaired.

At December 31, 2007, fixed maturities with a carrying value approximating $424,000 were on deposit with regulatory authorities, as required by law.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Mortgage receivables

The carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the mortgage notes.

Surplus notes

The carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the notes.

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed maturities	$50,528,874	$50,528,874	$44,959,266	$44,959,266
Equity securities	8,305,133	8,305,133	11,689,756	11,689,756
Mortgage loans	253,656	253,656	260,808	260,808
Cash and cash equivalents	4,033,158	4,033,158	4,598,843	4,598,843
Financial liability:
Surplus notes	—	—	2,890,288	2,890,288

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

Multi-line excess of loss coverage

The excess of loss program is the Company’s primary reinsurance coverage. For all lines of business the Company’s retention on any one risk in 2007, 2006 and 2005 was $150,000.

The property excess of loss coverage provided up to $2,850,000 over the $150,000 retention.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The casualty and workers compensation excess of loss coverage provided up to $4,850,000 over the $150,000 retention.

An additional workers compensation catastrophe excess of loss program provided an additional $5,000,000 of coverage to cover a catastrophic event.

Catastrophic coverage

The Company had 3 layers of catastrophic excess of loss reinsurance providing coverage for up to $21,750,000 above a $1,250,000 retention in 2007 and $22,000,000 above a $1,000,000 retention in 2006 and 2005. The Company had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would have lapsed after the second event, in which case the Company would have evaluated the need for a new contract for the remainder of a particular year. During 2007, 2006 and 2005 the coverage could be reinstated for a fee of 100% of the original premium.

Quota share coverage

The Company’s boiler and machinery quota share agreements are primarily an equipment breakdown endorsement to commercial and farm policies. The agreements are 100% quota share and the Company receives ceding commissions ranging from 32% to 35% on the premiums ceded.

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

The following table illustrates the effects of the multi-line quota share agreement in effect during 2005 on selected financial information of the Company (in thousands):

	As Reported	Amounts Excluding the Effects of the Reinsurance Agreement
	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2005
Net premiums written	$39,512	$38,112
Net premiums earned	38,756	37,356
Loss and LAE, net	20,704	19,341
Income before federal income taxes	7,930	7,999

Statutory surplus	$25,994	$26,063

Facultative

The Company utilizes facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. Coverage is determined on each individual risk. In 2007, the Company obtained coverage ranging from $1,200,000 up to $5,600,000 for certain commercial properties it insured. In 2006, the Company obtained coverage ranging from $850,000 up to $4,000,000 for certain commercial properties it insured. In 2005, the Company obtained coverage for commercial properties it insured in excess of $1,000,000. During 2005 the range of coverage was from $100,000 up to $3,925,000.

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

The Company receives a ceding commission in conjunction with certain reinsurance activities. These ceding commissions are offset against direct commission expense and were $180,158, $181,749, and $124,274 in 2007, 2006 and 2005, respectively.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. At December 31, 2007 and 2006, amounts recoverable from reinsurers consisted of the following:

	As of December 31,
	2007	2006
Paid losses	$988,324	$853,132
Unpaid losses	5,600,523	7,030,021

Total amounts recoverable from reinsurers	$6,588,847	$7,883,153

The Company holds collateral in the form of letters of credit, trust accounts or funds withheld accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Services. At December 31, 2007, the Company had 6 reinsurance recoverable amounts from reinsurers whose individual recoverable balance exceeded 5% of the total recoverable amount. The amount due from these 6 reinsurers accounts for 86% of the total recoverable.

The effect of reinsurance on premiums written and earned for the years ended December 31, 2007, 2006 and 2005, are as follows:

	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Direct	$53,956,318	$52,691,693	$48,869,232	$47,831,449	$45,515,864	$44,737,524
Assumed	73,384	73,514	60,809	72,730	100,197	116,928
Ceded	(10,026,079)	(9,991,470)	(8,666,906)	(8,654,931)	(6,103,973)	(6,098,599)

Net premiums	$44,003,623	$42,773,737	$40,263,135	$39,249,248	$39,512,088	$38,755,853

The effect of reinsurance on incurred losses and loss adjustment expenses for the years ended December 31, 2007, 2006 and 2005, are as follows:

	Years Ended December 31,
	2007	2006	2005
Losses and loss adjustment expenses	$25,931,595	$22,299,180	$22,077,082
Reinsurance recoveries	(1,507,249)	(4,734,569)	(1,373,153)

Net losses and loss adjustment expenses	$24,424,346	$17,564,611	$20,703,929

5. Federal Income Taxes

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2007	2006	2005
Current	$1,883,328	$3,444,326	$2,617,224
Deferred expense (benefit)	153,106	64,874	86,334
Change in valuation allowance	—	(43,199)	(3,855,461)

	$2,036,434	$3,466,001	$(1,151,903)

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes. For the years ended December 31, 2007, 2006 and 2005 the reasons for these differences and the tax effects thereof, are as follows:

	Years Ended December 31,
	2007	2006	2005
Expected tax expense	$2,353,069	$3,631,654	$2,696,324
Change in valuation allowance	—	(43,199)	(3,855,461)
Nontaxable investment income	(225,957)	(120,188)	(83,364)
Nondeductible expenses, net	7,577	4,322	5,602
Provision to return variance	(99,139)	(6,588)	85,627
Other, net	884	—	(631)

	$2,036,434	$3,466,001	$(1,151,903)

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. As of December 31, 2007, the Company has net operating loss carryforwards of approximately $7,348,000, which begin to expire in 2010 and fully expire in 2021, and alternative minimum tax credits of approximately $358,000, which may be carried forward indefinitely. As a result of the demutualization of FIC in 2004 the aforementioned net operating losses are subject to certain “change in control” limitations under Section 382. The annual limitation on the utilization of the net operating losses is approximately $400,000. In addition to the net operating loss carryforwards, the Company’s alternative minimum tax credit carryforwards are also subject to the Section 382 limitation however these credit carryforwards have no expiration and can be carried forward indefinitely. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of December 31, 2007 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the recorded net deferred tax asset.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The following table shows the allocation of the change in the deferred tax valuation allowance for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
Valuation allowance balance, January 1	$(1,010,037)	$(1,053,236)	$(4,712,012)
Change in valuation allowance allocated to:
Federal income tax benefit from operations	—	43,199	3,855,461
Unrealized gains/losses on investments allocated to other comprehensive income	—	—	(196,685)

Valuation allowance balance, December 31	$(1,010,037)	$(1,010,037)	$(1,053,236)

The tax effects of temporary differences that give rise to deferred federal income tax assets and deferred federal income tax liabilities are as follows:

	As of December 31,
	2007	2006
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$378,886	$421,360
Unearned premium reserves	1,564,457	1,470,987
Postretirement benefits accrued	644,380	667,021
Net operating loss carryforward	2,498,439	2,634,446
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	160,995	186,814

Total deferred federal income tax assets	5,604,854	5,738,325

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,159,411)	(1,120,000)
Unrealized gains on investments	(379,348)	(406,295)
Property and equipment	(94,719)	(107,254)
Other deferred tax liabilities	(40,691)	(24,026)

Total deferred federal income tax liabilities	(1,674,169)	(1,657,575)

Net deferred federal income tax asset	3,930,685	4,080,750
Valuation allowance	(1,010,037)	(1,010,037)

Deferred federal income taxes	$2,920,648	$3,070,713

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment

At December 31, 2007 and 2006, property and equipment consisted of the following:

	As of December 31,
	2007	2006
Building and land	$2,123,481	$2,139,027
Computer equipment, including software	3,437,552	2,115,526
Furniture, fixtures and equipment	932,808	789,604

	6,493,841	5,044,157
Less: Accumulated depreciation	(3,992,853)	(3,272,834)

Total property and equipment, net	$2,500,988	$1,771,323

7. Deferred Policy Acquisition Costs

Deferred policy acquisition costs and the related amortization were as follows:

	Years Ended December 31,
	2007	2006	2005
Balance, beginning of year	$3,235,383	$3,092,618	$2,860,621
Acquisition costs deferred	7,422,106	6,985,499	6,614,254
Amortization	(7,323,488)	(6,842,734)	(6,382,257)

Balance, end of year	$3,334,001	$3,235,383	$3,092,618

The Company assesses the recoverability of deferred policy acquisition costs against future expected underwriting income and reduces deferred policy acquisition costs if it appears that a premium deficiency may exist. There were no premium deficiencies at December 31, 2007, 2006 and 2005.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

8. Loss and Loss Adjustment Expense Liability

The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior years’ reserve estimates are reflected in the results of operations in the year such changes are determined. Activity in the liability for loss and loss adjustment expenses is summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Balance, beginning of year	$20,177	$18,867	$18,973
Less reinsurance balance recoverable	7,030	5,934	9,187

Net balance, beginning of year	13,147	12,933	9,786

Incurred related to:
Current year	28,556	22,790	23,059
Prior years	(4,132)	(5,224)	(2,355)

Total incurred	24,424	17,566	20,704

Paid related to:
Current year	20,968	14,463	13,835
Prior years	4,145	2,889	3,722

Total paid	25,113	17,352	17,557

Net balance, end of year	12,458	13,147	12,933
Plus reinsurance balances recoverable	5,601	7,030	5,934

Balance, end of year	$18,059	$20,177	$18,867

In 2007, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $4,132,000 which represents 31.4% of the net loss and LAE reserves as of the beginning of the year. The redundant development included $1,334,000 related to homeowners, $939,000 related to personal auto, $873,000 related to commercial multi-peril, $280,000 related to workers compensation, $281,000 related to farm while the remaining lines of business had redundant development of $425,000. The favorable development was concentrated in accident years 2004 through 2006 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2007.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

9. Surplus Notes

At December 31, 2006 the Company had surplus notes outstanding of approximately $2,890,000 which included approximately $1,955,000 of surplus notes held by related parties consisting of a non-employee director, agents of the Company and an investment broker who provided services to the Company. The notes, which matured and were repaid in September 2007, carried an annual interest rate of 7 percent. Interest expense on the surplus notes for 2007, 2006 and 2005 was approximately $146,000, $202,000 and $202,000, respectively. Interest expense on surplus notes held by related parties was approximately $97,000 in 2007, $137,000 in 2006, and $137,000 in 2005.

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

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Deferred tax asset	$3,341,156	$(270,443)	$3,070,713
Total assets	86,147,876	(270,443)	85,877,433
Accrued expenses and other liabilities	7,662,502	(795,421)	6,867,081
Total liabilities	52,242,677	(795,421)	51,447,256
Accumulated other comprehensive income	788,690	524,978	1,313,668
Total shareholders’ equity	33,905,199	524,978	34,430,177
Total liabilities and shareholders’ equity	86,147,876	(270,443)	85,877,433

Changes in the accumulated benefit obligation were:

	Years Ended December 31,
	2007	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of year	$1,961,826	$1,879,466	$2,096,649
Service cost	11,578	10,158	20,846
Interest cost	104,923	100,385	117,639
Plan participants’ contributions	15,434	15,382	12,826
Actuarial (gain) loss	(128,950)	26,106	(304,913)
Benefits paid	(69,573)	(69,671)	(63,581)

Benefit obligation, end of year	1,895,238	1,961,826	1,879,466

Fair value of plan assets at beginning and end of year	—	—	—

Funded status	$(1,895,238)	$(1,961,826)	(1,879,466)

Unrecognized prior service cost (credit)			(1,431,346)
Unrecognized net actuarial loss			564,395

Accrued benefit cost			$(2,746,417)

At December 31, 2007 and 2006 the funded status of 1,895,238 and $1,961,826, respectively, is recognized in the accompanying balance sheet as accrued expenses and other liabilities. At December 31, 2005 the accrued benefit cost of $2,746,417 is included in accrued expenses and other liabilities in the accompanying balance sheet.

Gross amounts recognized in accumulated other comprehensive income consist of:

	Years Ended December 31,
	2007	2006	2005
Prior service cost (credit)	$(1,259,982)	$(1,345,664)	$—
Net actuarial loss	394,251	550,243	—

	$(865,731)	$(795,421)	$—

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Components of net periodic benefit cost and the weighted average discount rate are below:

	Years Ended December 31,
	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$11,578	$10,158	$20,846
Interest cost	104,923	100,385	117,639
Amortization of prior service credit	(85,682)	(85,682)	(85,682)
Amortization of net actuarial loss	20,293	21,162	37,495

Net periodic benefit cost	$51,112	$46,023	$90,298

Weighted-average assumptions as of December 31:
Discount rate	5.50%	5.50%	5.50%

The estimated prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $85,682 and $12,252, respectively.

The Company uses a December 31 measurement date for its other postretirement plan. As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. At December 31, 2007, the Company’s expected future benefit payments are as follows:

2008	$57,000
2009	66,000
2010	73,000
2011	81,000
2012	91,000
2013 - 2017	586,000

$954,000

For measurement purposes as of December 31, 2007, 2006 and 2005 the annual rate of increase in the per capita cost of covered health care benefits assumed for the subsequent year was 8.0%, 8.5% and 9.0%, respectively. Each year the rate was assumed to decrease by 0.5% per year until the ultimate rate of 5.5% was reached. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total service and interest cost components	$18,294	$(15,202)
Effect on postretirement benefit obligation	$263,852	$(221,735)

Defined contribution plan

The Company has a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. The 401(k) plan provides for matching contributions and /or profit sharing contributions as defined by the Board of Directors. Company contributions approximated $135,000 in 2007, $117,000 in 2006, and $103,000 in 2005.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

11. Lease Agreements

The Company leases various vehicles under non-cancelable operating lease agreements which began to expire in 2006 and continue to expire in 2007. Rental expense was approximately $22,000, $48,000 and $38,000 in 2007, 2006 and 2005, respectively.

Future minimum lease payments required under the vehicle leases as of December 31, 2007 are as follows:

For the year ended December 31,
2008	$6,790
2009	4,432

$11,222

12. Capital and Surplus and Related Restrictions

As of December 31, 2007 and 2006, approximately $86,806,000 and $85,660,000, respectively, of consolidated assets represent assets of FIC that are subject to regulation and may not be transferred to FMIC in the form of dividends, loans or advances without the prior approval of the Michigan Office of Financial and Insurance Services (“OFIS”). Dividends paid by FIC are subject to limitations imposed by the Michigan Insurance Code (“Code”). Under the Code, FIC may pay dividends only from statutory earnings and capital and surplus. In addition, FIC may not declare an “extraordinary” dividend to its shareholders without the prior approval of OFIS. An extraordinary dividend or distribution is defined as a dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of statutory capital and surplus as of December 31, of the preceding year or the statutory net income, excluding net realized investment gains, for the immediately preceding calendar year. Accordingly, FIC may pay dividends of approximately $3,371,000 in 2008 without prior approval. However, the OFIS has the authority to prohibit payment of any dividend.

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

FIC’s statutory capital and surplus at December 31, 2007 and 2006 and statutory net income (loss) for the years ended December 31, 2007, 2006 and 2005 are as follows:

	As of December 31,
	2007	2006
Statutory capital and surplus	$33,777,280	$33,669,680

	Years Ended December 31,
	2007	2006	2005
Statutory net income (loss)	$4,817,081	$7,071,075	$5,175,165

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

14. Related Party Transactions

During 2005, the Company issued a $130,000 mortgage receivable to an agent of the Company. The note requires a monthly payment, including interest at 8%, of $1,097, which is based on a 15 year amortization. The note includes a 5 year balloon payment, which becomes due June 2010. During 2007 and 2006 the agent earned $62,946 and $55,117, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

During 2003, the Company issued a $140,000 mortgage receivable to an agent of the Company. The note requires a monthly payment, including interest at 6%, of $1,003, which is based on a 20 year amortization. The note includes a 5 year balloon payment, which becomes due January 2009. During 2007, 2006 and 2005, the agent earned $90,422, $73,292 and $72,800, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

Three nonemployee directors of the Company are also owners of independent insurance agencies. These individuals are currently appointed as agents with and write insurance for the Company. The terms and conditions of the agency agreements between these agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays all agencies commissions on business produced. All agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. Total regular and profit sharing commissions earned by these agencies approximated $526,000, $484,000 and $487,000 in 2007, 2006 and 2005, respectively. The commission rates, including profit sharing commission opportunity, are the same as other agents of the Company. The agencies are independent agents and also write with regional and national insurers that may be competitors of the Company.

A nonemployee director of the Company is a partner in a law firm. The Company has retained this law firm for certain legal matters in the past and plans to continue to do so in the future. Legal fees paid by the Company to the law firm were approximately $74,000 in 2007, $35,000 in 2006 and $55,000 in 2005.

Various agents of the Company participated in the surplus note offerings and held surplus notes at December 31, 2006. The notes were paid in full in September 2007, as disclosed in Note 9—Surplus Notes. The terms and conditions of the agency agreements between the agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays the agencies commissions on business produced. The agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. For the years ending December 31, 2007, 2006 and 2005 agents holding surplus notes earned regular and profit sharing commissions of approximately $224,000, $223,000 and $236,000, respectively.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

A non-employee director of the Company also participated in the surplus note offerings and held a surplus note at December 31, 2006. The note was paid in full in September 2007, as disclosed in Note 9—Surplus Notes. For the years ending December 31, 2007, 2006 and 2005, the non-employee director holding a surplus note received director fees of $11,350, $10,875 and $7,800, respectively.

The Company also paid investment commissions to a firm controlled by an individual who held a surplus note at December 31, 2006. The note was paid in full in September 2007. Total investment commissions paid during the years ending December 31, 2007, 2006 and 2005 were approximately $40,000, $30,000 and $20,000, respectively.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Segment data for the years ended December 31 are as follows:

	2007	2006	2005
Revenues:
Net premiums earned:
Personal lines	$29,225,270	$25,752,956	$24,758,161
Commercial lines	7,497,696	7,666,666	8,163,707
Farm	4,337,542	4,222,485	4,304,746
Marine	1,713,229	1,607,141	1,529,239

Total net premiums earned	42,773,737	39,249,248	38,755,853

Expenses:
Loss and loss adjustment expenses:
Personal lines	18,361,023	12,700,566	12,368,229
Commercial lines	3,432,297	2,350,933	4,737,226
Farm	1,909,207	1,748,249	2,416,018
Marine	721,819	764,863	1,182,456

Total loss and loss adjustment expenses	24,424,346	17,564,611	20,703,929

Policy acquisition and other underwriting expenses:
Personal lines	10,861,560	8,923,387	7,990,471
Commercial lines	2,786,516	2,656,496	2,634,762
Farm	1,612,046	1,463,089	1,389,317
Marine	636,720	556,874	493,548

Total policy acquisition and other underwriting expenses	15,896,842	13,599,846	12,508,098

Underwriting gain (loss):
Personal lines	2,687	4,129,003	4,399,461
Commercial lines	1,278,883	2,659,237	791,719
Farm	816,289	1,011,147	499,411
Marine	354,690	285,404	(146,765)

Total underwriting gain	2,452,549	8,084,791	5,543,826

Net investment income	2,165,070	1,887,719	1,688,853
Net realized gains (losses) on investments	1,977,742	519,835	608,819
Other income	471,601	417,392	397,673
Interest expense	(146,170)	(228,403)	(308,805)

Income before federal income taxes	$6,920,792	$10,681,334	$7,930,366

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

16. Earnings Per Share

Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average dilutive share equivalents outstanding. The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2007	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$4,884,358	$7,215,333	$9,082,269

Denominator for basic earnings per share—weighted average shares outstanding	1,727,248	1,724,634	1,724,256
Dilutive effect of stock-based compensation plan	33,592	33,350	10,147

Denominator for diluted earnings per share	1,760,840	1,757,984	1,734,403

Basic earnings per share	$2.83	$4.18	$5.27

Diluted earnings per share	$2.77	$4.10	$5.24

Number of shares that are anti-dilutive	16,200	15,400	8,200

17. Stock-based Compensation

The Company has two stock-based compensation plans which are described below. The compensation cost for these plans that has been charged against income for the years ended December 31, 2007, 2006 and 2005 was $95,772, $43,867 and $37,391, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation was $32,562, $14,915 and $12,713 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005. The expected volatility in 2007 is based on historical volatility of the Company’s stock. The expected volatilities in 2006 and 2005 are based on historical volatility of similar publicly traded entities following a comparable period in their

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

lives subsequent to their initial public offering. The expected term is an estimate based on expected behavior of the group of optionees. The risk free rate for the periods within the contractual life of the option is based on U.S. Treasury Strips in effect at the time of grant.

	Years Ended December 31,
	2007	2006	2005
Expected volatility	34.0% - 34.4%	35.8%	39.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	2 - 7	7	7
Risk-free rate	3.08% - 4.59%	4.7%	4.3%

A summary of option activity under the plans as of December 31, 2007 and changes during the year then ended is presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—beginning of year	97,400	$8.65
Granted	16,250	$19.80
Exercised	(2,000)	$5.00
Forfeited	(1,400)	$8.70

Outstanding—end of year	110,250	$10.36	7.7	$1,070,640

Exercisable at end of year	50,600	$6.87	7.1	$642,930

The weighted-average grant-date fair value of options granted in 2007, 2006 and 2005 was $8.30, $11.72 and $5.29, respectively. The total intrinsic value of options exercised in 2007 and 2006 was $38,800 and $17,370, respectively. No options were exercised during 2005.

A summary of the status of the Company’s nonvested options as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

Nonvested Options	Number of Options	Weighted Average Grant- Date Fair Value
Nonvested—beginning of year	67,260	$4.87
Granted	16,250	$8.30
Vested	(22,900)	$4.08
Forfeited	(960)	$4.17

Nonvested—end of year	59,650	$6.11

As of December 31, 2007, there was $343,385 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under both plans. That cost is expected to be recognized over a weighted average period of 3.8 years.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

18. Quarterly Financial Data (Unaudited)

An unaudited summary of the Company's 2007 and 2006 quarterly performance is as follows:

	Year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$10,889,085	$11,523,842	$12,647,956	$12,327,267
Net income	$803,475	$1,111,580	$569,490	$2,399,813
Net income per share:
Basic (1)	$0.47	$0.64	$0.33	$1.39
Diluted (1)	$0.46	$0.63	$0.32	$1.36

	Year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$10,388,079	$10,182,689	$10,475,486	$11,027,940
Net income	$1,661,249	$1,420,421	$781,184	$3,352,479
Net income per share:
Basic (1)	$0.97	$0.83	$0.46	$1.94
Diluted (1)	$0.95	$0.81	$0.45	$1.90

1—	Since the weighted average shares for the quarters are calculated independent of the weighted average shares for the year, quarterly net income per share may not total to annual net income per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a -15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Vice President of Finance, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 under this framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections of the Registrant’s definitive 2008 Proxy Statement to be filed on or about March 31, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 8, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended appearing under the headings: “Matter No. 1 Election of Fremont Directors (including biographical information regarding Nominees for Election as Class II Directors, Continuing Directors and Executive Officers Who are not Directors),” “Section 16(a) Beneficial Ownership Reporting Compliance” and, “Audit Committee Report”.

The Company’s Code of Ethics, which applies to its principal executive officer and principal financial officer, or persons performing similar functions, was filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005. The Company has posted its Code of Ethics on its website (www.fmic.com) and it is available in print to any stockholder upon request. As of December 31, 2007, no amendments or waivers had been made to our Code of Ethics as previously filed with the Securities and Exchange Commission. The Company intends to post any amendments to or any waivers from a provision of its Code of Ethics that applies to its principal executive officer and principal financial officer, or persons performing similar functions on its website.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation (including the tables)” and “Director Compensation” of the Registrant’s definitive 2008 Proxy Statement to be filed on or about March 31, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 8, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Registrant’s definitive 2008 Proxy Statement to be filed on or about March 31, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 8, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The Company has two equity compensation plans pursuant to which it has granted stock options to employees and non-employee directors. The Stock-Based Compensation Plan dated November 18, 2003 was approved by the shareholders on May 12, 2005 and the Stock Incentive Plan of 2006 was approved by the shareholders on May 11, 2006. The following table sets forth, with respect to the equity compensation plans, as of December 31, 2007, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance.

	Equity Compensation Plan Information		Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	110,250	$10.36	122,760
Equity compensation plans not approved by security holders	—	—	—

Total	110,250	$10.36	122,760

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the section entitled “Corporate Governance—Director Independence” and “Certain Transactions with Executive Officers and Directors” of the Registrant’s definitive 2008 Proxy Statement to be filed on or about March 31, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 8, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the section entitled “Independent Public Accountants” of the Registrant’s definitive 2008 Proxy Statement to be filed on or about March 31, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 8, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firms
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for Each of the Years in the Three-year Period Ended December 31, 2007
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2007
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2007
Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedules for the years 2007, 2006 and 2005 are submitted herewith:

Report of Independent Registered Public Accounting Firm Financial Statement Schedules:

Schedule I Summary of Investments—Other Than Investments in Related Parties

Schedule II Condensed Financial Information of Parent Company

Schedule III Supplementary Insurance Information

Schedule IV Reinsurance

Schedule V Allowance for Uncollectible Premiums and other Receivables

All other schedules under Regulation S-X are not required in accordance with the related instructions and, therefore, have been omitted.

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

FREMONT MICHIGAN INSURACORP, INC.

By:	/s/ RICHARD E. DUNNING	March 24, 2008
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

By:	/s/ RICHARD E. DUNNING	March 24, 2008
Richard E. Dunning President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ KEVIN G. KAASTRA	March 24, 2008
Kevin G. Kaastra Vice President of Finance (principal financial and accounting officer)

By:	/s/ DONALD E. BRADFORD	March 24, 2008
Donald E. Bradford Director

By:	/s/ MICHAEL A. DEKUIPER	March 24, 2008
Michael A. DeKuiper Director

By:	/s/ JACK G. HENDON	March 24, 2008
Jack G. Hendon Director

By:	/s/ MONICA C. HOLMES	March 24, 2008
Monica C. Holmes Director

By:	/s/ WILLIAM L. JOHNSON	March 24, 2008
William L. Johnson Director

By:	/s/ JACK A. SIEBERS	March 24, 2008
Jack A. Siebers Director

By:
Kenneth J. Schuiteman Director

By:	/s/ DONALD VANSINGEL	March 24, 2008
Donald VanSingel Chairman of the Board of Directors

By:	/s/ HAROLD L. WIBERG	March 24, 2008
Harold L. Wiberg Director

By:	/s/ DONALD C. WILSON	March 24, 2008
Donald C. Wilson Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan Insuracorp, Inc.

Fremont, Michigan

The audits referred to in our report dated March 21, 2008 relating to the consolidated financial statements of Fremont Michigan InsuraCorp, Inc. and subsidiary for the three years ended December 31, 2007, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Grand Rapids, Michigan

March 21, 2008

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2007

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$3,172,509	3,198,181	3,198,181
States, municipalities and political subdivisions	25,421,294	25,761,183	25,761,183
All other	21,639,427	21,569,510	21,569,510

Total fixed maturities	50,233,230	50,528,874	50,528,874

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust and insurance companies	—	—	—
Industrial, miscellaneous and all other	7,485,046	8,305,133	8,305,133
Nonredeemable preferred stock	—	—	—

Total equity securities	7,485,046	8,305,133	8,305,133

Total investments	$57,718,276	58,834,007	58,834,007

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheet

	December 31,
	2007	2006
Assets
Investment in common stock of subsidiary (equity method)	$38,985,639	$34,167,056
Cash and cash equivalents	175,413	131,596
Other assets	264,906	131,525

Total assets	$39,425,958	$34,430,177

Liabilities and Stockholders’ Equity
Liabilities:	$—	$—

Stockholders’ Equity:
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	$—	$—
Class A common stock, no par value, authorized 5,000,000 shares, 1,727,456 and 1,725,456 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,722,424	7,605,096
Retained earnings	30,395,771	25,511,413
Accumulated other comprehensive income (loss)	1,307,763	1,313,668

Total stockholders’ equity	39,425,958	34,430,177

Total liabilities and stockholders’ equity	$39,425,958	$34,430,177

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

	For the years ended December 31,
	2007	2006	2005
Revenue—net investment income	$2,384	$4,456	$5,255
Expenses:—operating expenses	138,946	87,427	55,481

Loss before federal income tax benefit	(136,562)	(82,971)	(50,226)
Federal income tax benefit	46,431	28,210	17,077

Loss before equity in income of subsidiary	(90,131)	(54,761)	(33,149)
Equity in income of subsidiary	4,974,489	7,270,094	9,115,418

Net income	$4,884,358	$7,215,333	$9,082,269

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Cash Flows

	For the years ended December 31,
	2007	2006	2005
Net cash (used in) provided by operating activities	$(127,739)	$(80,350)	$(49,912)

Cash flows from investing activities—Dividend received from subsidiary	150,000	—	—

Cash flows from financing activities:
Proceeds from exercised stock options	10,000	6,000	—
Tax benefit from exercised stock options	11,556	4,925	—

Net cash provided by financing activities	21,556	10,925	—

Net increase in cash and cash equivalents	43,817	(69,425)	(49,912)
Cash and cash equivalents at beginning of period	131,596	201,021	250,933

Cash and cash equivalents at end of period	$175,413	$131,596	$201,021

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule III—Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims, and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue
December 31, 2007
Personal lines	$2,116,320	10,041,035	14,426,717	—	29,225,270
Commercial lines	685,094	5,811,069	4,670,211	—	7,497,696
Farm	394,544	985,301	2,689,562	—	4,337,542
Marine	138,043	1,221,514	941,025	—	1,713,229

Total	$3,334,001	18,058,919	22,727,515	—	42,773,737

December 31, 2006
Personal lines	$2,018,671	10,431,711	13,391,538	—	25,752,956
Commercial lines	689,446	7,044,987	4,573,678	—	7,666,666
Farm	393,812	1,608,805	2,612,489	—	4,222,485
Marine	133,454	1,091,052	885,314	—	1,607,141

Total	$3,235,383	20,176,555	21,463,019	—	39,249,248

December 31, 2005
Personal lines	$1,880,790	9,366,747	12,428,952	—	24,758,161
Commercial lines	709,866	6,416,920	4,691,054	—	8,163,707
Farm	377,582	2,089,816	2,495,202	—	4,304,746
Marine	124,380	993,331	821,949	—	1,529,239

Total	$3,092,618	18,866,814	20,437,157	—	38,755,853

	Column G	Column H	Column I	Column J	Column K
	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of DPAC	Other operating expenses	Premiums written
December 31, 2007
Personal lines		18,361,023	5,003,793	5,857,766	30,260,447
Commercial lines		3,432,297	1,283,715	1,502,801	7,559,621
Farm		1,909,207	742,650	869,396	4,414,615
Marine		721,819	293,330	343,391	1,768,940

Total	$2,165,070	24,424,346	7,323,488	8,573,354	44,003,623

December 31, 2006
Personal lines		12,700,566	4,489,783	4,433,603	26,715,542
Commercial lines		2,350,933	1,336,611	1,319,886	7,537,315
Farm		1,748,249	736,150	726,939	4,339,772
Marine		764,863	280,190	276,684	1,670,506

Total	$1,887,719	17,564,611	6,842,734	6,757,112	40,263,135

December 31, 2005
Personal lines		12,368,229	4,077,138	3,913,333	25,360,953
Commercial lines		4,737,226	1,344,387	1,290,375	8,115,201
Farm		2,416,018	708,899	680,418	4,405,291
Marine		1,182,456	251,833	241,715	1,630,643

Total	$1,688,853	20,703,929	6,382,257	6,125,841	39,512,088

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31, 2007, 2006 and 2005

Schedule IV—Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
For the year ended December 31, 2007	$52,691,693	9,991,470	73,514	42,773,737	0.2%
For the year ended December 31, 2006	$47,831,449	8,654,931	72,730	39,249,248	0.2%
For the year ended December 31, 2005	$44,737,524	6,098,599	116,928	38,755,853	0.3%

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31, 2007, 2006 and 2005

Schedule V—Allowance for Uncollectible Premiums

Allowance for Uncollectible Premiums	2007	2006	2005
Balance, January 1	$32,913	$79,443	$63,116
Additions	115,451	134,712	122,357
Deletions	(109,335)	(181,242)	(106,030)

Balance, December 31	$39,029	$32,913	$79,443

EXHIBIT INDEX

NUMBER	TITLE
3.1(a)	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1(b) to the Company’s Form 10-Q for the period ending June 20, 2007).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1)

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

10.1	Stock-Based Compensation Plan dated November 18, 2003, as amended and restated effective December 11, 2007.

10.2	Employment Agreement between Richard E. Dunning and Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-112414 on Form S-1).

10.3	Form of Employment Agreement for other officers (Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-112414 on Form S-1).

10.4	Form of Series B Surplus Notes (Incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-112414 on Form S-1).

10.5	Form of Indemnity Agreement between Fremont Michigan InsuraCorp, Inc and its directors and officers (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-112414 on Form S-1).

10.6	Form of Agency Agreement and Endorsement to Agency Agreement for Profit Sharing (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-112414 on Form S-1).

10.7	Investment Management Agreement with Prime Advisors, Inc. (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-112414 on Form S-1).

10.8	Stock Incentive Plan of 2006, dated February 24, 2006, as amended and restated effective December 11, 2007.

10.9	Form of Change of Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

14	Code of Ethics for Senior Financial Executives (Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005).

21	Subsidiaries of the registrant.

23.1	Consent of BDO Seidman, LLP

24	Power of Attorney (see Signatures of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.