Form 10-Q
period 2008-03-31
FREMONT MICHIGAN INSURACORP INC
filed 2008-05-15
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK (No Par Value) (Title of Class)	Number of Shares Outstanding as of May 5, 2008
1,729,236
(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
Assets

Investments:
Fixed maturities available for sale, at fair value	$49,823,840	$50,528,874
Equity securities available for sale, at fair value	7,356,610	8,305,133
Mortgage loans on real estate from related parties	251,792	253,656

Total investments	57,432,242	59,087,663
Cash and cash equivalents	4,561,774	4,033,158
Premiums due from policyholders, net	7,426,189	7,852,730
Amounts due from reinsurers	6,202,141	6,588,847
Prepaid reinsurance premiums	319,942	258,875
Accrued investment income	561,082	533,843
Deferred policy acquisition costs	3,075,821	3,334,001
Deferred federal income taxes	3,311,254	2,920,648
Property and equipment, net of accumulated depreciation	2,485,196	2,500,988
Other assets	3,327	43,905

	$85,378,968	$87,154,658

Liabilities and Stockholders’ Equity

Liabilities:
Losses and loss adjustment expenses	$17,928,231	$18,058,919
Unearned premiums	21,068,457	22,727,515
Reinsurance balances payable	35,791	199,463
Accrued expenses and other liabilities	6,612,179	6,742,803

Total liabilities	45,644,658	47,728,700

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,729,236 and 1,727,456 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	7,765,021	7,722,424
Retained earnings	31,500,225	30,395,771
Accumulated other comprehensive income	469,064	1,307,763

Total stockholders’ equity	39,734,310	39,425,958

Total liabilities and stockholders’ equity	$85,378,968	$87,154,658

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

	2008	2007
Revenues:
Net premiums earned	$11,216,905	$10,265,293
Net investment income	516,236	491,407
Net realized gains on investments	158,602	27,979
Other income, net	138,141	104,406

Total revenues	12,029,884	10,889,085

Expenses:
Losses and loss adjustment expenses, net	6,336,499	5,830,670
Policy acquisition and other underwriting expenses	4,063,034	3,848,134
Interest expense	—	50,580

Total expenses	10,399,533	9,729,384

Income before federal income tax expense	1,630,351	1,159,701
Federal income tax expense	525,897	356,226

Net income	$1,104,454	$803,475

Earnings per share
Basic	$.64	$.47
Diluted	$.63	$.46

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2008

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	1,727,456	$7,722,424	$30,395,771	$1,307,763	$39,425,958
Comprehensive income:
Net income			1,104,454		1,104,454
Net unrealized losses on investments, net of tax				(826,584)	(826,584)
Amortization of prior service credit, net of tax				(14,137)	(14,137)
Amortization of net actuarial loss, net of tax				2,022	2,022

Total comprehensive income					265,755
Stock-based compensation		26,533			26,533
Stock options exercised	1,780	9,383			9,383
Tax benefit from stock					—
options exercised		6,681			6,681

Balance, March 31, 2008	1,729,236	$7,765,021	$31,500,225	$469,064	$39,734,310

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$1,104,454	$803,475
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	272,720	246,250
Deferred federal income taxes	41,452	126,664
Stock based compensation expense	26,533	34,238
Net realized gains on investments	(158,602)	(27,979)
Net amortization of premiums on investments	59,641	54,604
Excess tax benefit from stock options exercised	(6,681)	(11,556)
Changes in assets and liabilities:
Premiums due from policyholders	426,541	386,681
Amounts due from reinsurers	386,706	464,516
Prepaid reinsurance premiums	(61,067)	15,938
Accrued investment income	(27,239)	(57,203)
Deferred policy acquisition costs	258,180	277,530
Other assets	40,578	(99,088)
Losses and loss adjustment expenses	(130,688)	338,373
Unearned premiums	(1,659,058)	(1,629,059)
Reinsurance balances payable	(163,672)	(18,356)
Accrued expenses and other liabilities	(142,300)	(1,480,772)

Net cash provided by (used in) operating activities	267,498	(575,744)

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	5,554,239	1,197,809
Proceeds from sales of equity investments	535,853	74,256
Purchases of fixed maturity investments	(5,060,923)	(1,666,066)
Purchases of equity investments	(529,051)	(85,576)
Repayment of mortgage loans on real estate from related parties	1,864	1,743
Purchase of property and equipment, net	(256,928)	(309,975)

Net cash provided by (used in) investing activities	245,054	(787,809)

Cash flows from financing activities:
Proceeds from exercised stock options	9,383	10,000
Tax benefit from exercised stock options	6,681	11,556

Net cash provided by financing activities	16,064	21,556

Net increase (decrease) in cash and cash equivalents	528,616	(1,341,997)

Cash and cash equivalents, beginning of period	4,033,158	4,598,843

Cash and cash equivalents, end of period	$4,561,774	$3,256,846

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

The accompanying unaudited consolidated financial statements for the interim periods included herein are unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The implementation of FSP No. FAS 158-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The implementation of SAB 110 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our consolidated financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

Note 3. Fair Value Measurements

Our available-for-sale investment portfolio consists of fixed maturity and equity securities (mutual funds), and is recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The change in the fair value of these investments is recorded as a component of other comprehensive income.

We adopted FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”) effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. We believe the current accounting is appropriate for our investments as we have the ability to hold our investments for the long-term, therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.

We also adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We have determined that our fair value measurements are in accordance with the requirements of SFAS No. 157, therefore, the implementation of SFAS No. 157 did not have any impact on our consolidated financial condition or results of operations. The implementation of SFAS No. 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.

SFAS No. 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1

Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of fixed maturity and equity securities (mutual funds) included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes publicly traded equity securities (mutual funds) and U.S. Government Treasury and Agency securities.

Level 2

Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity securities in the Level 2 category were based on the market values obtained from an independent pricing service that were

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information. The independent pricing service also monitors market indicators, industry and economic events. For broker-quoted only securities, quotes are obtained from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, municipal bonds, and mortgage-backed securities.

Level 3

Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company did not hold any available-for-sale investments on the measurement date that are classified in the Level 3 category.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities	$49,823,840	$541,445	$49,282,395	$—
Equity Securities-Mutual Funds	7,356,610	7,356,610	—	—

Total	$57,180,450	$7,898,055	$49,282,395	$—

4. Comprehensive Income

The Company’s comprehensive income for the three months ended March 31, are as follows:

	2008	2007
Net income	$1,104,454	$803,475

Other comprehensive income, net of tax:
Unrealized (losses) gains on investments	(721,907)	311,147
Reclassification adjustment for realized gains on investments included in net income	(104,677)	(18,466)
Amortization of prior service credit	(14,137)	(14,137)
Amortization of net actuarial loss	2,022	3,348

Other comprehensive income (loss), net of tax	(838,699)	281,892

Comprehensive income	$265,755	$1,085,367

5. Earnings Per Share

Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average dilutive share equivalents outstanding. The computation of basic and diluted earnings per share for the three months ended March 31 is as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$1,104,454	$803,475

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,728,141	1,726,612
Effect of dilutive stock options	35,734	36,127

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,763,875	1,762,739

Basic earnings per share	$0.64	$0.47
Diluted earnings per share	$0.63	$0.46

6. Segment Information

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

Segment data for the three months ended March 31 are as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	2008	2007
Net premiums earned:
Personal lines	$7,864,128	$6,955,775
Commercial lines	1,803,700	1,805,555
Farm	1,110,786	1,079,520
Marine	438,291	424,443

Total net premiums earned	11,216,905	10,265,293

Loss and loss adjustment expenses:
Personal lines	4,735,268	4,165,283
Commercial lines	1,185,601	1,098,391
Farm	429,640	512,646
Marine	(14,010)	54,350

Total loss and loss adjustment expenses	6,336,499	5,830,670

Policy acquisition and other underwriting expenses:
Personal lines	2,848,576	2,607,501
Commercial lines	653,344	676,845
Farm	402,354	404,678
Marine	158,760	159,110

Total policy acquisition and other underwriting expenses	4,063,034	3,848,134

Underwriting gain (loss):
Personal lines	280,284	182,991
Commercial lines	(35,245)	30,319
Farm	278,792	162,196
Marine	293,541	210,983

Total underwriting gain	817,372	586,489

Net investment income	516,236	491,407
Net realized gains on investments	158,602	27,979
Other income, net	138,141	104,406
Interest expense	—	(50,580)

Income before federal income taxes	$1,630,351	$1,159,701

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

7. Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three months ended March 31 are as follows:

	2008	2007
Components of net periodic benefit cost:
Service cost	$2,844	$2,895
Interest cost	25,276	26,231
Amortization of unrecognized prior service cost	(21,421)	(21,421)
Amortization of unrecognized net actuarial loss	3,063	5,073

Net periodic benefit cost	$9,762	$12,778

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the three months ended March 31, 2008 the Company has made contributions to the plan of approximately $29,000. During 2008, the Company expects to contribute a total of $57,000 to the plan to cover anticipated benefit payments.

8. Reinsurance

The effect of reinsurance on premiums written and earned and losses and LAE incurred for the three months ended March 31, 2008 and 2007, was as follows:

	2008		2007
	Written	Earned	Written	Earned
Direct	$12,063,702	$13,720,683	$10,962,905	$12,588,519
Assumed	17,650	19,728	14,381	17,826
Ceded	(2,504,486)	(2,523,506)	(2,345,477)	(2,341,052)

Net premiums	$9,576,866	$11,216,905	$8,631,809	$10,265,293

			2008	2007
Loss and LAE incurred			$6,654,615	$6,008,830
Reinsurance recoveries			(318,116)	(178,160)

Net loss and LAE incurred			$6,336,499	$5,830,670

9. Federal Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2008	2007
Current expense	$484,445	$229,562
Deferred expense	41,452	126,664

Total	$525,897	$356,226

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2008		2007
Income before federal income taxes	$1,630,351		$1,159,701

Tax at statutory rate	554,319	34.0%	394,298	34.0%
Tax effect of :
Nontaxable investment income	(76,814)	(4.7)%	(40,342)	(3.5)%
Nondeductible expenses, net	1,695	0.1%	2,270	0.2%
Other, net	46,697	2.9%	—	—

	$525,897	32.3%	$356,226	30.7%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of March 31, 2008 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

At March 31, 2008 and December 31, 2007 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	March 31, 2008	December 31, 2007

Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$376,943	$378,886
Unearned premium reserves	1,469,501	1,564,457
Postretirement benefits accrued	645,418	644,380
Unrealized losses on investments	46,468	—
Net operating loss carryforward	2,464,437	2,498,439
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	175,982	160,995

Total deferred federal income tax assets	5,536,446	5,604,854

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,083,536)	(1,159,411)
Unrealized gains on investments	—	(379,348)
Property and equipment	(93,348)	(94,719)
Other deferred tax liabilities	(38,271)	(40,691)

Total deferred federal income tax liabilities	(1,215,155)	(1,674,169)

Net deferred federal income tax asset	4,321,291	3,930,685

Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$3,311,254	$2,920,648

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2007, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Overview of Fremont Michigan InsuraCorp, Inc.

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 132 years. We market policies through approximately 175 independent insurance agencies. The Insurance Company has a “B++” rating (Good) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Regulation (“OFIR”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of March 31, 2008, we had approximately 61,150 policies in force and assets of $85.4 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three months ended March 31, 2008 and 2007. The Company’s fiscal year ends on December 31.

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

We believe the critical accounting policies and estimates discussed below reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. These may be further commented upon in applicable sections on Results of Operations and Liquidity and Capital Resources that follow. These policies are more fully described below as well as in our 2007 Annual Report on Form 10-K. There have been no material changes to these policies during the most recent quarter.

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

Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Each quarter we review existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. We review our loss reserves to ascertain whether new developments have occurred which would require adjustment to our ultimate loss estimates. The quarterly review also involves roundtable discussion involving the claims, underwriting and accounting departments. Discussion is generally focused on claims involving liability and those claims that involve significant judgment. Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Company’s results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at March 31, 2008.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Reported losses
Personal	$5,767	$6,211
Commercial	3,030	2,690
Farm	603	656
Marine	805	883

	10,205	10,440

IBNR losses
Personal	3,888	3,830
Commercial	3,161	3,121
Farm	335	329
Marine	339	339

	7,723	7,619

Total
Personal	9,655	10,041
Commercial	6,191	5,811
Farm	938	985
Marine	1,144	1,222

	$17,928	$18,059

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of March 31, 2008 and December 31, 2007, was approximately $296,000 and $344,000, respectively.

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

Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk with respect to the individual reinsurer that participates in its ceded programs to minimize its exposure to significant losses from reinsurer insolvencies. When necessary the

Company holds collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Regulation.

At March 31, 2008 and December 31, 2007, the Company’s recoverable from reinsurers was comprised of the following:

	March 31, 2008	December 31, 2007
Paid losses and LAE	$715,086	$988,324
Unpaid losses and LAE	5,487,055	5,600,523

Amounts due from reinsurers	$6,202,141	$6,588,847

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

Results of Operations – Three Months Ended March 31, 2008 and 2007

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended March 31, 2008 and 2007. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2008	2007	Dollar	Percentage
Underwriting gain (loss)
Personal	$280,284	$182,991	$97,293	53.2%
Commercial	(35,245)	30,319	(65,564)	(216.2)%
Farm	278,792	162,196	116,596	71.9%
Marine	293,541	210,983	82,558	39.1%

Total underwriting gain	817,372	586,489	230,883	39.4%
Other revenue (expense) items
Net investment income	516,236	491,407	24,829	5.1%
Net realized gains on investments	158,602	27,979	130,623	466.9%
Other income	138,141	104,406	33,735	32.3%
Interest expense	—	(50,580)	50,580	(100.0)%

Total other revenue (expense) items	812,979	573,212	239,767	41.8%

Income before federal income taxes	1,630,351	1,159,701	470,650	40.6%
Federal income tax expense	(525,897)	(356,226)	(169,671)	47.6%

Net income	$1,104,454	$803,475	$300,979	37.5%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended March 31, 2008 and 2007.

	2008	2007	Change	% Change
Direct premiums written	$12,063,702	$10,962,905	$1,100,797	10.0%

Net premiums written	$9,576,866	$8,631,809	$945,057	10.9%

Net premiums earned	$11,216,905	$10,265,293	$951,612	9.3%
Loss and LAE	6,336,499	5,830,670	505,829	8.7%
Policy acquisition and other underwriting expenses	4,063,034	3,848,134	214,900	5.6%

Underwriting gain (loss)	$817,372	$586,489	$230,883	39.4%

Loss and LAE ratio	56.5%	56.8%	(0.3)%
Policy acquisition and other underwriting expense ratio	36.2%	37.5%	(1.3)%
Combined ratio	92.7%	94.3%	(1.6)%

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

Direct premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2008	2007	$ Change	% Change
Direct Premiums Written:
Personal	$8,695,828	$7,553,226	$1,142,602	15.1%
Commercial	1,980,702	2,018,424	(37,722)	(1.9)%
Farm	1,056,693	1,057,575	(882)	(0.1)%
Marine	330,479	333,680	(3,201)	(1.0)%

	$12,063,702	$10,962,905	$1,100,797	10.0%

While the Michigan market remains soft and very competitive in both personal and commercial lines, we continue to generate strong growth in direct premiums written which were up 10.0% in the first quarter 2008 compared to the same quarter in 2007. We continue to capitalize on the relationships we have built with our independent agents. During the soft market, independent agents are placing more emphasis on placing business with carriers that can provide an efficient process for quoting and issuing policies. Over the last two years we have invested heavily in technology, particularly Fremont Complete which is our web based rating and underwriting platform. Our investment in Fremont Complete has paid significant dividends which is evident by the growth we’ve experienced in direct premiums written. The Company’s goal is to be the carrier of choice in every one of our independent agencies. The Company is achieving its goal by providing our agents with the path of least resistance in terms of quoting and placing target market business with Fremont.

Direct premiums written for the personal segment increased 15.1%, driven by personal automobile, up 21.8%, and homeowners, up 7.8%. During the first quarter 2008 the in-force policy count for personal automobile and homeowners increased 5.2% and 1.0%, respectively. Personal new business was down 10.6% while renewal business was up 20.2%. Personal automobile and homeowner’s new business premium were down 9.6% and 16.0% respectively, offset by strong renewal premium growth of 29.1% and 13.9%, respectively. The decline in new business premium during the first quarter 2008 is due to the exceptionally high level of new business that was booked during the first quarter 2007. During the first quarter 2007, the Company had just rolled out the homeowner’s product within Fremont Complete so we benefited from the initial inflow of new business in homeowners while at the same the Company was still receiving a solid stream of personal automobile new business as a result of Fremont Complete. Conversely, the increase in renewal premium for both personal automobile and homeowners during the first quarter 2008 is a direct result of the high level of new business added during the first quarter 2007 coupled with the Company’s renewal retention ratio which is in the low nineties.

The commercial segment experienced a decrease of 1.9% in direct premiums written comprised of new business growth of 12.4% offset by a reduction in renewal business of 5.1%. During the first quarter 2008 the in-force policy count for the commercial segment increased 1.1%. New business growth came from the commercial package policy and commercial automobile product lines while the other major commercial products of businessowners and workers compensation experienced flat or negative growth. The decline in renewal premiums is driven by the fact that commercial rates continue to erode in the marketplace. The Company reviews all commercial renewals to ensure that we are retaining policies that are appropriately priced for the risk assumed.

Farm direct premiums written were flat while direct premiums written for the marine segment decreased 1.0%, driven by a drop of 19.5% in new business premiums due to competition and the lagging Michigan economy. Marine renewal premium was up 1.5%.

Net premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2008	2007	$ Change	% Change
Net Premiums Written:
Personal	$6,824,458	$5,836,688	$987,770	16.9%
Commercial	1,590,058	1,626,866	(36,808)	(2.3)%
Farm	894,210	884,294	9,916	1.1%
Marine	268,140	283,961	(15,821)	(5.6)%

	$9,576,866	$8,631,809	$945,057	10.9%

The increase in net premiums written was impacted by an increase of approximately $1,101,000 due to the overall increase in direct premiums written offset by an increase of $156,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended March 31 are presented in the table below:

	2008	2007	$ Change	% Change
Net Premiums Earned:
Personal	$7,864,128	$6,955,775	$908,353	13.1%
Commercial	1,803,700	1,805,555	(1,855)	(0.1)%
Farm	1,110,786	1,079,520	31,266	2.9%
Marine	438,291	424,443	13,848	3.3%

	$11,216,905	$10,265,293	$951,612	9.3%

The increase in net premiums earned was impacted by an increase of approximately $1,132,000 due to the overall increase in direct premiums earned offset by an increase of $180,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended March 31 are shown in the tables below:

	2008	2007	$ Change	% Change
Loss and LAE:
Personal	$4,735,268	$4,165,283	$569,985	13.7%
Commercial	1,185,601	1,098,391	87,210	7.9%
Farm	429,640	512,646	(83,006)	(16.2)%
Marine	(14,010)	54,350	(68,360)	(125.8)%

	$6,336,499	$5,830,670	$505,829	8.7%

Incurred Claim Count:
Personal	2,169	1,650	519	31.5%
Commercial	205	169	36	21.3%
Farm	114	72	42	58.3%
Marine	30	33	(3)	(9.1)%

	2,518	1,924	594	30.9%

Average Loss and LAE per Claim:
Personal	$2,183	$2,524	$(341)	(13.5)%
Commercial	5,783	6,499	(716)	(11.0)%
Farm	3,769	7,120	(3,351)	(47.1)%
Marine	(467)	1,647	(2,114)	(128.4)%

	$2,516	$3,030	$(514)	(17.0)%

Loss and LAE Ratio:
Personal	60.2%	59.9%
Commercial	65.7%	60.8%
Farm	38.7%	47.5%
Marine	(3.2)%	12.8%

	56.5%	56.8%

The personal segment’s first quarter 2008 loss and LAE ratio remained consistent with the loss and LAE ratio generated in the 2007 quarter. During the 2008 quarter, the Company experienced a reduction in homeowners losses of approximately $350,000 offset by an increase of $952,000 in losses from personal automobile. The reduction in homeowner’s losses was due to fewer fire related losses during the 2008 quarter. The increase in personal automobile losses is a result of the growth in premium volume which was up 21.8% coupled with a 40.0% increase in claim frequency primarily from physical damage type losses. Personal automobile claims increased by 451 claims during the first quarter 2008 compared to the first quarter 2007, which represent 87% of the total increase in the personal segments claim count. The commercial segment’s loss and LAE ratio increased 4.9 percentage points and was due to a combination of lower net premiums earned coupled with higher losses associated with freezing pipes and water damage in the businessowners product line. The farm segment experienced a lower loss and LAE ratio in the 2008 quarter due to fewer fire related losses. The drop in the loss and LAE ratio for the marine line was due to positive development on a prior year claim.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended March 31 were as follows:

	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$1,879,677	$1,799,993	$79,684	4.4%
Other underwriting expenses	2,183,357	2,048,141	135,216	6.6%

Total policy acquisition and other underwriting expenses	$4,063,034	$3,848,134	$214,900	5.6%

Net premiums earned	$11,216,905	$10,265,293	$951,612	9.3%

Expense ratio	36.2%	37.5%	(1.3)%

Amortization of deferred policy acquisition costs increased during the first quarter of 2008 as compared to the same period in 2007 as a result of increased earned premium volume. However, as a percentage of net premiums earned DAC amortization decreased from 17.5% to 16.8% as a result of the increased volume of personal automobile premium which pays a lower commission than other products. The increase in other underwriting expenses is due to increased expense associated with underwriting surveys & inspections as well as licenses and fees both driven by increased premium volume, compensation expense as a result of annual compensation adjustments and agent incentives driven by improved profitability.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended March 31 are as follows:

	2008	2007	Change	% Change
Fixed maturities	$566,886	$500,693	$66,193	13.2%
Equity securities	69	11,319	(11,250)	(99.4)%
Cash and cash equivalents	39,009	57,579	(18,570)	(32.3)%

Gross investment income	605,964	569,591	36,373	6.4%
Less: Investment expenses	(89,728)	(78,184)	11,544	14.8%

Net investment income	$516,236	$491,407	$24,829	5.1%

Average invested assets (amortized cost basis)	$62,067,890	$59,868,294	$2,199,596	3.7%

Rate of return on average invested assets	3.3%	3.3%	0.0%

Gross investment income on a pre-tax basis from fixed maturities increased approximately $66,000 or 13.2% in the first quarter. The increase was driven by higher invested assets within the fixed maturity portfolio which increased by approximately 13% from 2007 to 2008. The change in income had a greater impact on an after-tax basis as a larger portion of investment income was exempt from federal income tax in the first quarter 2008 (46%) than in the first quarter 2007 (25%). The tax-equivalent portfolio book yield on fixed maturities ended the first quarter of 2008 at 5.29%, versus 4.93% at the end of the first quarter of 2007.

During the quarter ended March 31, 2008, the Company received a small dividend distribution from one of its equity mutual funds. Whereas during the quarter ended March 31, 2007, the Company received dividend distributions from three of its equity mutual funds. Investment income from cash and cash equivalents was higher during the first quarter of 2007 due to higher yields and the fact that the Company held a higher level of cash equivalents in contemplation of paying off its surplus notes which were due in September 2007.

Investment expenses increased due to an increase in general expenses allocated to investment activities coupled with increased advisory fees as a result of growth in the invested assets.

The table below summarizes the net realized gains generated during the three month period ended March 31:

	2008	2007	Change	% Change
Net realized gains (losses) - fixed maturities	$66,383	$—	$66,383	100.0%
Net realized gains (losses) - equity securities	92,219	27,979	64,240	229.6%

Total net realized gains (losses)	$158,602	$27,979	$130,623	466.9%

Interest Expense. Interest expense was approximately $50,000 during the three months ended March 31, 2007. In September 2007 the Company repaid all outstanding surplus notes and therefore has not incurred any interest expense since that time.

Income Tax Expense. During the three months ended March 31, 2008 and 2007, the Company recorded income tax expense of approximately $526,000 and $356,000, respectively. The increase is due to growth in pre-tax income in the 2008 period compared to the prior year period. The effective tax rate for the three months ended March 31, 2008 was 32.2% compared to 30.7% in the prior year period.

Liquidity and Capital Resources

The principal sources of funds for the Company are insurance premiums, investment income and proceeds from the maturity and sale of invested assets. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits and other operating expenses. Our short and long term liquidity requirements vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

We maintain an investment portfolio that is intended to provide sufficient funds to meet our obligations without forced sales of investments. A portion of our investment portfolio is maintained in relatively short term and highly liquid assets, including mortgage-backed securities, which have shorter estimated durations, to ensure the availability of funds.

Cash flow provided by (used in) operations was $267,000 and ($576,000) for the three months ended March 31, 2008 and 2007, respectively, an increase of $843,000. During the three months ended March 31, 2008 as compared to the same period in 2007, net premiums collected increased $724,000, net loss and LAE payments increased $1,053,000, policy acquisition and other underwriting expenses paid decreased $236,000 and federal income taxes paid decreased $500,000. Other cash provided by operations increased $436,000 during the three months ended March 31, 2008 compared to the same period in 2007.

During the three months ended March 31, 2008 cash flow provided by investing activities was $245,000 while during the same period in 2007 cash flow used in investing activities was $788,000. The shift in cash flow from investing activities is due to increased selling activity within the investment portfolio in 2008 compared to 2007.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$507,834	$33,611	$—	$541,445
States and political subdivisions	29,936,627	324,517	281,208	29,979,936
Corporate securities	5,064,447	28,215	90,821	5,001,841
Mortgage-backed securities	14,237,752	136,308	73,442	14,300,618

	49,746,660	522,651	445,471	49,823,840

Equity securities - mutual funds	7,570,462	384,072	597,924	7,356,610

Total	$57,317,122	$906,723	$1,043,395	$57,180,450

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,172,509	$27,498	$1,826	$3,198,181
States and political subdivisions	25,421,294	379,800	39,911	25,761,183
Corporate securities	6,928,699	5,531	100,328	6,833,902
Mortgage-backed securities	14,710,728	119,704	94,824	14,735,608

	50,233,230	532,533	236,889	50,528,874

Equity securities - mutual funds	7,485,046	1,023,631	203,544	8,305,133

Total	$57,718,276	$1,556,164	$440,433	$58,834,007

At March 31, 2008, corporate securities accounted for 10% of our fixed maturity portfolio, mortgage backed securities were 29%, states and political subdivisions were 60% and U. S. government and government agency bonds were 1%. At March 31, 2008, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap – 26%, mid-cap – 25%, small-cap – 24%, specialty – 5% and international – 20%.

At December 31, 2007, corporate securities accounted for 14% of our fixed maturity portfolio, mortgage backed securities were 29%, states and political subdivisions were 51% and U. S. government and government agency bonds were 6%. At December 31, 2007, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap – 30%, mid-cap – 21%, small-cap – 25%, specialty – 4%, and international – 20%.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at March 31, 2008 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at March 31, 2008 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at March 31, 2008 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	9,368,978	254,232	1,029,720	26,976	10,398,698	281,208
Corporate securities	495,120	4,178	1,710,168	86,643	2,205,288	90,821
Mortgage-backed securities	2,421,233	19,806	3,329,584	53,636	5,750,817	73,442

	12,285,331	278,216	6,069,472	167,255	18,354,803	445,471

Equity securities - mutual funds	3,698,290	597,924	—	—	3,698,290	597,924

Total	$15,983,621	$876,140	$6,069,472	$167,255	$22,053,093	$1,043,395

As of March 31, 2008, the portfolio included 21 fixed maturity securities and 7 equity securities in an unrealized loss position for less than 12 months and 20 fixed maturity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, 1 was trading at 82% of amortized cost, while the remaining 40 were trading at or above 94% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade securities. Of the 7 equity securities in an unrealized loss position, 1 was trading at 75% of cost, 4 were trading between 85% and 89% of cost while the remaining 2 were trading at or above 90% of cost. While all of these securities are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities supports the view that these securities were not other-than-temporarily impaired.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the three months ended March 31, 2008.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$44,129	$(5,695)
1%	46,986	(2,838)
0	49,824	—
-1%	52,643	2,819
-2%	55,443	5,619

Credit Risk. At March 31, 2008, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA+ and an effective duration of 5.33 years.

Given the Company’s propensity for high credit quality, our portfolio does not hold any investments in the sub-prime sector of the mortgage-backed market. Instead, we hold higher-quality pools that are well-diversified, avoiding any regional concentrations. As added protection, the majority of the securities held within the portfolio are agency-backed issues.

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

ITEM 4T.	CONTROLS AND PROCEDURES.

There have not been any changes in our internal control over financial reporting, as defined by the Securities and Exchange Commission Rule 13a-15(f), as of the end of the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We do not intend to pay dividends in the foreseeable future and cannot assure our shareholders that dividends will be paid in the future. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and he does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2008, the Insurance Company can pay a non-extraordinary dividend of up to $3,371,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the Company continues to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of Shareholders held on May 8, 2008, the following proposals were adopted by the margins indicated.

		Number of Shares
		Voted For	Withheld
Proposal 1:	Election of three Class II directors for a term of three years and until their successors have been elected and qualified.

	Jack G. Hendon	1,559,614	3,915
	Donald VanSingel	1,559,514	4,015
	Harold L. Wiberg	1,559,614	3,915

		Number of Shares
		Voted For	Against	Abstain
Proposal 2:	Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2008.	1,550,139	5,000	8,390

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE
31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: May 15, 2008	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)