Form 10-Q
period 2008-06-30
FREMONT MICHIGAN INSURACORP INC
filed 2008-08-13
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 6, 2008
COMMON STOCK (No Par Value) (Title of Class)	1,771,154 (Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
Assets

Investments:
Fixed maturities available for sale, at fair value	$52,251,394	$50,528,874
Equity securities available for sale, at fair value	7,613,834	8,305,133
Mortgage loans on real estate from related parties	250,137	253,656

Total investments	60,115,365	59,087,663
Cash and cash equivalents	4,375,054	4,033,158
Premiums due from policyholders, net	8,409,165	7,852,730
Amounts due from reinsurers	6,362,256	6,588,847
Prepaid reinsurance premiums	385,440	258,875
Accrued investment income	565,764	533,843
Deferred policy acquisition costs	3,294,953	3,334,001
Deferred federal income taxes	3,538,262	2,920,648
Property and equipment, net of accumulated depreciation	2,563,189	2,500,988
Other assets	4,812	43,905

	$89,614,260	$87,154,658

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$18,641,446	$18,058,919
Unearned premiums	23,085,792	22,727,515
Reinsurance balances payable	54,284	199,463
Accrued expenses and other liabilities	7,325,198	6,742,803

Total liabilities	49,106,720	47,728,700

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,781,154 and 1,779,321 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	8,798,470	7,722,424
Retained earnings	31,609,094	30,395,771
Accumulated other comprehensive income	99,976	1,307,763

Total stockholders’ equity	40,507,540	39,425,958

Total liabilities and stockholders’ equity	$89,614,260	$87,154,658

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Net premiums earned	$11,778,423	$10,600,198	$22,995,328	$20,865,491
Net investment income	535,039	518,353	1,051,275	1,009,760
Net realized gains on investments	—	293,993	158,602	321,972
Other income, net	148,687	111,298	286,828	215,704

Total revenues	12,462,149	11,523,842	24,492,033	22,412,927

Expenses:
Losses and loss adjustment expenses, net	6,910,578	6,085,947	13,247,077	11,916,617
Policy acquisition and other underwriting expenses	4,013,599	3,754,452	8,076,633	7,602,586
Interest expense	—	50,580	—	101,160

Total expenses	10,924,177	9,890,979	21,323,710	19,620,363

Income before federal income tax expense	1,537,972	1,632,863	3,168,323	2,792,564
Federal income tax expense	420,986	521,283	946,883	877,509

Net income	$1,116,986	$1,111,580	$2,221,440	$1,915,055

Earnings per share
Basic	$.63	$.62	$1.25	$1.08
Diluted	$.62	$.61	$1.22	$1.06

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2008

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	1,779,321	$7,722,424	$30,395,771	$1,307,763	$39,425,958
Comprehensive income:
Net income			2,221,440		2,221,440
Net unrealized losses on investments, net of tax				(1,183,555)	(1,183,555)
Amortization of prior service credit, net of tax				(28,275)	(28,275)
Amortization of net actuarial loss, net of tax				4,043	4,043

Total comprehensive income					1,013,653
Issued 51,918 shares in payment of 3% stock dividend		1,008,117	(1,008,117)		—
Stock-based compensation		51,865			51,865
Stock options exercised	1,833	9,383			9,383
Tax benefit from stock options exercised		6,681			6,681

Balance, June 30, 2008	1,781,154	$8,798,470	$31,609,094	$99,976	$40,507,540

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$2,221,440	$1,915,055
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	567,063	510,499
Deferred federal income taxes	4,580	8,433
Stock based compensation expense	51,865	53,084
Net realized gains on investments	(158,602)	(321,972)
Net amortization of premiums on investments	115,317	100,813
Excess tax benefit from stock options exercised	(6,681)	(11,556)
Changes in assets and liabilities:
Premiums due from policyholders	(556,435)	(302,330)
Amounts due from reinsurers	226,591	(42,973)
Prepaid reinsurance premiums	(126,565)	151,234
Accrued investment income	(31,921)	(19,369)
Deferred policy acquisition costs	39,048	87,465
Other assets	39,093	21,849
Losses and loss adjustment expenses	582,527	1,269,076
Unearned premiums	358,277	(185,434)
Reinsurance balances payable	(145,179)	75,483
Accrued expenses and other liabilities	552,360	(462,889)

Net cash provided by operating activities	3,732,778	2,846,468

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	6,535,673	10,545,797
Proceeds from sales of equity investments	535,853	1,894,588
Purchases of fixed maturity investments	(9,307,166)	(8,743,460)
Purchases of equity investments	(545,561)	(914,501)
Increase (decrease) in receivable from investments	—	(1,634,107)
Repayment of mortgage loan on real estate from related party	3,519	3,516
Issuance of mortgage loan on real estate from related party	—	—
Purchase of property and equipment, net	(629,264)	(745,962)

Net cash provided by (used in) investing activities	(3,406,946)	405,871

Cash flows from financing activities:
Proceeds from exercised stock options	9,383	10,000
Tax benefit from exercised stock options	6,681	11,556

Net cash provided by financing activities	16,064	21,556

Net increase in cash and cash equivalents	341,896	3,273,895
Cash and cash equivalents, beginning of period	4,033,158	4,598,843

Cash and cash equivalents, end of period	$4,375,054	$7,872,738

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

2.	Stock Splits and Dividends

The fair value of shares issued for stock dividends of 25% or less is transferred from retained earnings to additional paid-in capital, to the extent of available retained earnings. No transfer is recorded for stock dividends or splits in excess of 25%. All share and per share amounts are retroactively adjusted for stock dividends and stock splits.

3.	New Accounting Pronouncements

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

4.	Fair Value Measurements

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

Level 2

Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

of fixed maturity securities in the Level 2 category were based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information. The independent pricing service also monitors market indicators, industry and economic events. For broker-quoted only securities, quotes are obtained from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, municipal bonds, and mortgage-backed securities.

Level 3

Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company did not hold any available-for-sale investments on the measurement date that are classified in the Level 3 category.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of June 30, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

	Total	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities	$52,251,394	$424,304	$51,827,090	$—
Equity Securities-Mutual Funds	7,613,834	7,613,834	—	—

Total	$59,865,228	$8,038,138	$51,827,090	$—

5.	Comprehensive Income or Loss

The Company’s comprehensive income (loss) for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Net income	$1,116,986	$1,111,580	$2,221,440	$1,915,055
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	(356,971)	162,231	(1,078,878)	473,378
Reclassification adjustment for realized (gain) loss on investments included in net income	—	(194,035)	(104,677)	(212,502)
Amortization of prior service credit	(14,138)	(14,138)	(28,275)	(28,275)
Amortization of net actuarial loss	2,021	3,349	4,043	6,697

Other comprehensive income (loss), net of tax	(369,088)	(42,593)	(1,207,787)	239,298

Comprehensive income	$747,898	$1,068,987	$1,013,653	$2,154,353

6.	Earnings per Share

Basic net income per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding. On May 8, 2008, the Board of Directors declared a 3% stock dividend, to be paid June 5, 2008, to stockholders of record on May 22, 2008. All data with respect to net income per share and weighted average shares outstanding have been adjusted to reflect the stock dividend. The computation of basic and diluted net income per share for the three and six months ended June 30 is as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$1,116,986	$1,111,580	$2,221,440	$1,915,055

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,781,154	1,779,280	1,780,581	1,778,847
Effect of dilutive stock options	34,219	38,767	36,821	37,807

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,815,373	1,818,047	1,817,402	1,816,654

Basic earnings per share	$0.63	$0.62	$1.25	$1.08
Diluted earnings per share	$0.62	$0.61	$1.22	$1.06

7.	Segment Information

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Revenues:
Net premiums earned:
Personal lines	$8,193,611	$7,268,573	$16,057,739	$14,224,348
Commercial lines	1,978,227	1,854,498	3,781,927	3,660,053
Farm	1,157,664	1,096,363	2,268,450	2,175,883
Marine	448,921	380,764	887,212	805,207

Total net premiums earned	11,778,423	10,600,198	22,995,328	20,865,491

Expenses:
Loss and loss adjustment expenses:
Personal lines	5,687,712	4,278,062	10,422,980	8,443,345
Commercial lines	324,735	920,531	1,510,336	2,018,922
Farm	686,380	700,911	1,116,020	1,213,557
Marine	211,751	186,443	197,741	240,793

Total loss and loss adjustment expenses	6,910,578	6,085,947	13,247,077	11,916,617

Policy acquisition and other underwriting expenses:
Personal lines	2,791,372	2,575,307	5,639,948	5,182,808
Commercial lines	674,980	656,738	1,328,324	1,333,583
Farm	394,392	388,130	796,746	792,808
Marine	152,855	134,277	311,615	293,387

Total policy acquisition and other underwriting expenses	4,013,599	3,754,452	8,076,633	7,602,586

Underwriting gain (loss):
Personal lines	(285,473)	415,204	(5,189)	598,195
Commercial lines	978,512	277,229	943,267	307,548
Farm	76,892	7,322	355,684	169,518
Marine	84,315	60,044	377,856	271,027

Total underwriting gain	854,246	759,799	1,671,618	1,346,288
Net investment income	535,039	518,353	1,051,275	1,009,760
Net realized gains (losses) on investments	—	293,993	158,602	321,972
Other income, net	148,687	111,298	286,828	215,704
Interest expense	—	(50,580)	—	(101,160)

Income before federal income taxes	$1,537,972	$1,632,863	$3,168,323	$2,792,564

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

8.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$2,844	$2,894	$5,688	$5,789
Interest cost	25,276	26,231	50,551	52,462
Amortization of unrecognized prior service cost	(21,421)	(21,420)	(42,842)	(42,841)
Amortization of unrecognized net actuarial loss	3,063	5,074	6,126	10,147

Net periodic benefit cost	$9,762	$12,779	$19,523	$25,557

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the six months ended June 30, 2008 the Company has made contributions to the plan of approximately $78,000 which is the total 2008 expected contribution to cover anticipated benefit payments.

9.	Reinsurance

The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended
	June 30, 2008		June 30, 2007
	Written	Earned	Written	Earned
Direct	$16,448,525	$14,438,875	$14,536,048	$13,098,330
Assumed	29,828	22,143	27,774	21,867
Ceded	(2,818,825)	(2,682,595)	(2,544,090)	(2,519,999)

Net premiums	$13,659,528	$11,778,423	$12,019,732	$10,600,198

	Six Months Ended
	June 30, 2008		June 30, 2007
	Written	Earned	Written	Earned
Direct	$28,512,227	$28,159,558	$25,498,953	$25,686,849
Assumed	47,478	41,871	42,155	39,693
Ceded	(5,323,311)	(5,206,101)	(4,889,567)	(4,861,051)

Net premiums	$23,236,394	$22,995,328	$20,651,541	$20,865,491

The effect of reinsurance on incurred losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Loss and LAE incurred	$7,623,738	$7,279,341	$14,278,353	$13,288,171
Reinsurance recoveries	(713,160)	(1,193,394)	(1,031,276)	(1,371,554)

Net loss and LAE incurred	$6,910,578	$6,085,947	$13,247,077	$11,916,617

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

10.	Federal Income Taxes

The provision for income taxes for the three and six months ended June 30 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Current expense	$457,858	$639,514	$942,303	$869,076
Deferred expense	(36,872)	(118,231)	4,580	8,433

Total	$420,986	$521,283	$946,883	$877,509

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Income before federal income taxes	$1,537,972		$1,632,863		$3,168,323		$2,792,564

Tax at statutory rate	522,911	34.0%	555,173	34.0%	1,077,230	34.0%	949,472	34.0%
Tax effect of :
Nontaxable investment income	(79,355)	(5.2)%	(38,169)	(2.3)%	(156,169)	(4.9)%	(78,511)	(2.8)%
Nondeductible expenses, net	1,307	0.1%	1,005	0.1%	3,002	0.1%	3,274	0.1%
Other, net	(23,877)	(1.5)%	3,274	0.2%	22,820	0.7%	3,274	0.1%

Federal income tax expense	$420,986	27.4%	$521,283	31.9%	$946,883	29.9%	$877,509	31.4%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of June 30, 2008 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2008 and December 31, 2007 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	June 30, 2008	December 31, 2007

Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$374,666	$378,886
Unearned premium reserves	1,599,150	1,564,457
Postretirement benefits accrued	641,340	644,380
Unrealized losses on investments	230,362	—
Net operating loss carryforward	2,430,435	2,498,439
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	184,438	160,995

Total deferred federal income tax assets	5,818,088	5,604,854

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,158,488)	(1,159,411)
Unrealized gains on investments	—	(379,348)
Property and equipment	(93,032)	(94,719)
Other deferred tax liabilities	(18,269)	(40,691)

Total deferred federal income tax liabilities	(1,269,789)	(1,674,169)

Net deferred federal income tax asset	4,548,299	3,930,685
Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$3,538,262	$2,920,648

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 131 years. We market policies through approximately 175 independent insurance agencies. Fremont Insurance Company has a financial strength rating of “B++” (Good) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIS”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of June 30, 2008, we had approximately 62,700 policies in force and assets of $89.6 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and six months ended June 30, 2008 and 2007. The Company’s fiscal year ends on December 31.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at June 30, 2008.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Reported losses
Personal	$6,537	$6,211
Commercial	2,585	2,690
Farm	681	656
Marine	842	883

	10,645	10,440

IBNR losses
Personal	4,062	3,830
Commercial	3,243	3,121
Farm	353	329
Marine	339	339

	7,997	7,619

Total
Personal	10,599	10,041
Commercial	5,828	5,811
Farm	1,034	985
Marine	1,181	1,222

	$18,642	$18,059

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of June 30, 2008 and December 31, 2007, was approximately $146,000 and $344,000, respectively.

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

At June 30, 2008 and December 31, 2007, the Company’s recoverable from reinsurers was comprised of the following:

	June 30, 2008	December 31, 2007
Paid losses and LAE	$676,569	$988,324
Unpaid losses and LAE	5,685,687	5,600,523

Amounts due from reinsurers	$6,362,256	$6,588,847

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

Results of Operations – Three Months Ended June 30, 2008 and 2007

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended June 30, 2008 and 2007. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

	2008	2007	Change
			Dollar	Percentage
Underwriting gain (loss)
Personal	$(285,473)	$415,204	$(700,677)	(168.8)%
Commercial	978,512	277,229	701,283	253.0%
Farm	76,892	7,322	69,570	950.2%
Marine	84,315	60,044	24,271	40.4%

Total underwriting gain	854,246	759,799	94,447	12.4%
Other revenue (expense) items
Net investment income	535,039	518,353	16,686	3.2%
Net realized gains on investments	—	293,993	(293,993)	(100.0)%
Other income	148,687	111,298	37,389	33.6%
Interest expense	—	(50,580)	50,580	(100.0)%

Total other revenue (expense) items	683,726	873,064	(189,338)	(21.7)%

Income before federal income taxes	1,537,972	1,632,863	(94,891)	(5.8)%
Federal income tax expense	(420,986)	(521,283)	100,297	(19.2)%

Net income	$1,116,986	$1,111,580	$5,406	0.5%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended June 30, 2008 and 2007.

	2008	2007	Change	% Change
Direct premiums written	$16,448,525	$14,536,048	$1,912,477	13.2%

Net premiums written	$13,659,528	$12,019,732	$1,639,796	13.6%

Net premiums earned	$11,778,423	$10,600,198	$1,178,225	11.1%
Loss and LAE	6,910,578	6,085,947	824,631	13.5%
Policy acquisition and other underwriting expenses	4,013,599	3,754,452	259,147	6.9%

Underwriting gain (loss)	$854,246	$759,799	$94,447	12.4%

Loss and LAE ratio	58.7%	57.4%	1.3%
Policy acquisition and other underwriting expense ratio	34.1%	35.4%	(1.3)%
Combined ratio	92.8%	92.8%	0.0%

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

Direct premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2008	2007	$ Change	% Change
Direct Premiums Written:
Personal	$11,100,731	$9,774,955	$1,325,776	13.6%
Commercial	3,017,150	2,507,151	509,999	20.3%
Farm	1,397,401	1,371,848	25,553	1.9%
Marine	933,243	882,094	51,149	5.8%

	$16,448,525	$14,536,048	$1,912,477	13.2%

We continue to generate strong growth in direct premiums written which were up 13.2% in the second quarter 2008 compared to the same quarter in 2007. We continue to capitalize on the relationships we have built with our independent agents. During the current soft market, independent agents are placing more emphasis on placing business with carriers that can provide an efficient process for quoting and issuing policies. Over the last two and a half years we have invested heavily in technology, particularly Fremont Complete which is our web based rating and underwriting platform. Our investment in Fremont Complete has paid significant dividends which is evident by the growth we’ve experienced in direct premiums written. The Company’s goal is to be the carrier of choice in every one of our independent agencies. The Company is achieving its goal by providing our agents with the path of least resistance in terms of quoting and placing target market business with Fremont.

Direct premiums written for the personal segment increased 13.6%, driven by personal auto, up 21.3%, and homeowners, up 7.6%. The personal segment’s new business increased 15.7% while renewal business was up 13.4%. Personal auto and homeowner’s new business premium increased 24.2% and 3.6%, respectively, while renewal premium grew 20.8% and 8.4%, respectively. During the second quarter 2008, the in-force policy count for personal auto and homeowners increased 6.8% and 1.9%, respectively.

The commercial segment experienced an increase of 20.3% in direct premiums written comprised of new business growth of 48.6% and growth in renewal business of 11.7%. During the second quarter 2008 the in-force policy count for the commercial segment decreased 0.8%. New business growth was driven by growth in workers compensation and commercial auto which are the two newest product lines available on Fremont Complete. With the addition of these two product lines to our web-based rating platform, agents are now able to quote and issue a complete business package including business owners, workers compensation and commercial auto coverages. In the current soft rate environment, the Company continues to review all commercial renewals to ensure that we are retaining policies that are appropriately priced for the risk assumed. Farm direct premiums written were flat driven by a decrease in new business of 15.8% offset by an increase in renewal business of 5.9%. Direct premiums written for the marine segment increased 5.8%, driven by new business growth of 13.9% and renewal growth of 5.8%.

Net premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2008	2007	$ Change	% Change
Net Premiums Written:
Personal	$9,056,466	$7,925,903	$1,130,563	14.3%
Commercial	2,505,588	2,114,574	391,014	18.5%
Farm	1,228,060	1,202,595	25,465	2.1%
Marine	869,414	776,660	92,754	11.9%

	$13,659,528	$12,019,732	$1,639,796	13.6%

The increase in net premiums written is due to growth in direct premiums written of $1,912,000 offset by an increase of $273,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended June 30 are presented in the table below:

	2008	2007	$ Change	% Change
Net Premiums Earned:
Personal	$8,193,611	$7,268,573	$925,038	12.7%
Commercial	1,978,227	1,854,498	123,729	6.7%
Farm	1,157,664	1,096,363	61,301	5.6%
Marine	448,921	380,764	68,157	17.9%

	$11,778,423	$10,600,198	$1,178,225	11.1%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $1,340,000 offset by an increase of $162,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended June 30 are shown in the tables below:

	2008	2007	$ Change	% Change
Loss and LAE:
Personal	$5,687,712	$4,278,062	$1,409,650	33.0%
Commercial	324,735	920,531	(595,796)	(64.7)%
Farm	686,380	700,911	(14,531)	(2.1)%
Marine	211,751	186,443	25,308	13.6%

	$6,910,578	$6,085,947	$824,631	13.5%

Incurred Claim Count:
Personal	2,365	1,759	606	34.5%
Commercial	179	182	(3)	(1.6)%
Farm	161	107	54	50.5%
Marine	68	63	5	7.9%

	2,773	2,111	662	31.4%

Average Loss and LAE per Claim:
Personal	$2,405	$2,432	$(27)	(1.1)%
Commercial	1,814	5,058	(3,244)	(64.1)%
Farm	4,263	6,551	(2,287)	(34.9)%
Marine	3,114	2,959	155	5.2%

	$2,492	$2,883	$(391)	(13.6)%

Loss and LAE Ratio:
Personal	69.4%	58.9%
Commercial	16.4%	49.6%
Farm	59.3%	63.9%
Marine	47.2%	49.0%

	58.7%	57.4%

The increase in the personal segment’s loss and LAE ratio was driven by weather related losses during the quarter coupled with increased loss frequency in the personal auto line. Homeowners loss and LAE increased $879,000 while personal auto loss and LAE increased $622,000. The weather related losses, which primarily affected the homeowners line, occurred during the month of June and were caused by thunderstorm activity which included hail, wind and lightning damage. The increased loss frequency in the personal auto line was driven by an increase in both physical damage and liability related auto claims. During the 2008 quarter the number of auto claims increased by 332 claims or 29.2%. Loss and LAE in both the commercial and farm segments decreased over the 2007 quarter due to a decline in loss severity as a result of fewer fire related losses experienced during the quarter. The commercial segment also benefited from redundant development on a prior year workers compensation claim.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended June 30 were as follows:

	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$1,936,521	$1,855,441	$81,080	4.4%
Other underwriting expenses	2,077,078	1,899,011	178,067	9.4%

Total policy acquisition and other underwriting expenses	$4,013,599	$3,754,452	$259,147	6.9%

Net premiums earned	$11,778,423	$10,600,198	$1,178,225	11.1%

Expense ratio	34.1%	35.4%	(1.3)%

Amortization of deferred policy acquisition costs (“DAC”) increased during the second quarter of 2008 as compared to the same period in 2007 as a result of increased earned premium volume. However, as a percentage of net premiums earned DAC amortization decreased from 17.5% to 16.4% as a result of the increased volume of personal automobile premium which pays a lower commission than other products as well as increased ceding commission. The increase in other underwriting expenses is due to higher costs associated with underwriting surveys & inspections and licenses and fees both driven by increased premium volume.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended June 30 are as follows:

	2008	2007	Change	% Change
Fixed maturities	$578,521	$539,402	$39,119	7.3%
Equity securities	7,910	8,770	(860)	(9.8)%
Cash and cash equivalents	29,965	46,550	(16,585)	(35.6)%

Gross investment income	616,396	594,722	21,674	3.6%
Less: Investment expenses	(81,357)	(76,369)	4,988	6.5%

Net investment income	$535,039	$518,353	$16,686	3.2%

Average invested assets (amortized cost basis)	$63,649,322	$60,322,852	$3,326,470	5.5%

Rate of return on average invested assets	3.4%	3.4%	0.0%

In the second quarter of 2008, pre-tax gross investment income from the fixed portfolio grew just over $39,000 or 7.3% compared to the same period in 2007. This increase was driven by growth in invested assets from 2007 to 2008 and a higher book yield in the fixed income portfolio. When considered on an after-tax basis, the income from fixed maturities grew by approximately 21%, because a greater portion of the income was tax-exempt in 2008. To make direct comparisons between time periods with different tax-exempt allocations, yields on the fixed portfolio need to be calculated on a tax-equivalent basis. The tax-equivalent yield ended the second quarter of 2008 at 5.31%, compared to 5.12% at the end of the second quarter of 2007. This increase was due to purchases of bonds carrying higher tax-equivalent yields than the yields of bonds maturing or sold. Investment income from cash and cash equivalents was higher during the second quarter of 2007 due to the fact that the Company held a higher level of cash equivalents in contemplation of paying off its surplus notes which took place in September 2007. Investment expenses grew due to increased general expenses associated with investment activities.

The table below summarizes the net realized gains generated during the three month period ended June 30:

	2008	2007	Change	% Change
Net realized gains (losses) - fixed maturities	$—	$(212,704)	$212,704	100.0%
Net realized gains (losses) - equity securities	—	506,697	(506,697)	(100.0)%

Total net realized gains (losses)	$—	$293,993	$(293,993)	(100.0)%

The Company did not generate any realized gains or losses during the second quarter 2008. During the second quarter 2007 the Company generated net realized gains from the equity portfolio of approximately $507,000 offset by realized losses of $213,000 from the fixed maturity portfolio for a combined net realized gain of $294,000. During the 2007 quarter, the Company rebalanced the equity portfolio and took advantage of the unrealized market value appreciation and shifted approximately $1,000,000 from the equity portfolio into cash equivalents to be used for the surplus note repayment on September 30, 2007. Furthermore, during the 2007 quarter the Company increased its holdings in tax exempt municipals in order to take advantage of the higher tax equivalent yields in that sector. This was accomplished by selling both corporate securities and other tax exempt municipals which had lower yields.

Interest Expense. Interest expense was approximately $50,000 during the three months ended June 30, 2007. In September 2007 the Company repaid all outstanding surplus notes and therefore has not incurred any interest expense since that time.

Income Tax Expense. During the quarters ended June 30, 2008 and 2007 the Company recorded income tax expense of approximately $421,000 and $521,000, respectively. The decrease is due to a decline in pre-tax income in the 2008 quarter compared to the prior year period coupled with higher tax-exempt interest income during the 2008 quarter compared to 2007. The effective tax rate for the quarter ended June 30, 2008 was 27.4% compared to 31.9% in the prior year quarter. The decrease in the effective tax rate is due primarily to increased tax-exempt interest income earned during the second quarter of 2008 compared to 2007.

Results of Operations – Six Months Ended June 30, 2008 and 2007

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the six months ended June 30, 2008 and 2007. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

	2008	2007	Change
			Dollar	Percentage
Underwriting gain (loss)
Personal	$(5,189)	$598,195	$(603,384)	(100.9)%
Commercial	943,267	307,548	635,719	206.7%
Farm	355,684	169,518	186,166	109.8%
Marine	377,856	271,027	106,829	39.4%

Total underwriting gain	1,671,618	1,346,288	325,330	24.2%
Other revenue (expense) items
Net investment income	1,051,275	1,009,760	41,515	4.1%
Net realized gains (losses) on investments	158,602	321,972	(163,370)	(50.7)%
Other income	286,828	215,704	71,124	33.0%
Interest expense	—	(101,160)	101,160	(100.0)%

Total other revenue (expense) items	1,496,705	1,446,276	50,429	3.5%

Income before federal income taxes	3,168,323	2,792,564	375,759	13.5%
Federal income tax benefit (expense)	(946,883)	(877,509)	(69,374)	7.9%

Net income	$2,221,440	$1,915,055	$306,385	16.0%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the six months ended June 30, 2008 and 2007.

	2008	2007	Change	% Change
Direct premiums written	$28,512,227	$25,498,953	$3,013,274	11.8%

Net premiums written	$23,236,394	$20,651,541	$2,584,853	12.5%

Net premiums earned	$22,995,328	$20,865,491	$2,129,837	10.2%
Loss and LAE	13,247,077	11,916,617	1,330,460	11.2%
Policy acquisition and other underwriting expenses	8,076,633	7,602,586	474,047	6.2%

Underwriting gain (loss)	$1,671,618	$1,346,288	$325,330	24.2%

Loss and LAE ratio	57.6%	57.1%	0.5%
Policy acquisition and other underwriting expense ratio	35.1%	36.4%	(1.3)%
Combined ratio	92.7%	93.5%	(0.8)%

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

Direct premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2008	2007	Change	% Change
Direct Premiums Written:
Personal	$19,796,559	$17,328,181	$2,468,378	14.2%
Commercial	4,997,852	4,525,575	472,277	10.4%
Farm	2,454,094	2,429,423	24,671	1.0%
Marine	1,263,722	1,215,774	47,948	3.9%

	$28,512,227	$25,498,953	$3,013,274	11.8%

For the first six months of 2008 direct premiums written increased 11.8% over the prior year period led by growth in both personal and commercial lines. New business volume is up 9.1% while renewal business is up 12.7%. Since December 31, 2007 total in-force policy count has increased 4.3%. All lines are showing positive growth for the first six months of 2008 which can be attributed to the strong partnerships we have cultivated with our agents along with our focused efforts to provide competitive products and pricing for target market business.

Direct premiums written for the personal segment increased 14.2%, driven by personal auto, up 21.6%, and homeowners, up 7.7%. The personal segment’s new business increased 2.8% while renewal business was up 16.7%. Personal auto new business premium increased 6.5% while homeowner’s new business was down 5.5%. Renewal premiums for personal auto and homeowners grew 24.7% and 10.4%, respectively. During the first six months of 2008, the in-force policy count for personal auto and homeowners increased 12.4% and 2.9%, respectively.

The commercial segment experienced an increase of 10.4% in direct premiums written comprised of new business growth of 34.0% and growth in renewal business of 4.0%. During the six months ended June 30, 2008 the in-force policy count for the commercial segment increased 0.5%. New business growth was driven by growth in workers compensation and commercial auto lines which are the two newest product lines available on Fremont Complete. With the addition of these two product lines to our web-based rating platform, agents are now able quote and issue a complete business package including businessowners, workers compensation and commercial auto coverages. In the current soft rate environment, the Company continues to review all commercial renewals to ensure that we are retaining policies that are appropriately priced for the risk assumed. Farm direct premiums written increased 1.0% driven by renewal business growth of 4.2% offset by a decline in new business of 10.5%. Direct premiums written for the marine segment increased 3.9% as a result of new business growth of 4.8%.

Net premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2008	2007	Change	% Change
Net Premiums Written:
Personal	$15,880,924	$13,762,591	$2,118,333	15.4%
Commercial	4,095,646	3,741,440	354,206	9.5%
Farm	2,122,270	2,086,889	35,381	1.7%
Marine	1,137,554	1,060,621	76,933	7.3%

	$23,236,394	$20,651,541	$2,584,853	12.5%

The increase in net premiums written is due to the overall increase in direct premiums written of $3,013,000 offset by an increase of $428,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the six months ended June 30 are presented in the table below:

	2008	2007	Change	% Change
Net Premiums Earned:
Personal	$16,057,739	$14,224,348	$1,833,391	12.9%
Commercial	3,781,927	3,660,053	121,874	3.3%
Farm	2,268,450	2,175,883	92,567	4.3%
Marine	887,212	805,207	82,005	10.2%

	$22,995,328	$20,865,491	$2,129,837	10.2%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $2,473,000 offset by an increase of $343,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the six months ended June 30 are shown in the tables below:

	2008	2007	Change	% Change
Loss and LAE:
Personal	$10,422,980	$8,443,345	$1,979,635	23.4%
Commercial	1,510,336	2,018,922	(508,586)	(25.2)%
Farm	1,116,020	1,213,557	(97,537)	(8.0)%
Marine	197,741	240,793	(43,052)	(17.9)%

	$13,247,077	$11,916,617	$1,330,460	11.2%

Incurred Claim Count:
Personal	4,144	3,058	1,086	35.5%
Commercial	327	290	37	12.8%
Farm	253	149	104	69.8%
Marine	89	88	1	1.1%

	4,813	3,585	1,228	34.3%

Average Loss and LAE per Claim:
Personal	$2,515	$2,761	$(246)	(8.9)%
Commercial	4,619	6,962	(2,343)	(33.7)%
Farm	4,411	8,145	(3,734)	(45.8)%
Marine	2,222	2,736	(514)	(18.8)%

	$2,752	$3,324	$(572)	(17.2)%

Loss and LAE Ratio:
Personal	64.9%	59.4%
Commercial	39.9%	55.2%
Farm	49.2%	55.8%
Marine	22.3%	29.9%

	57.6%	57.1%

The increase in the personal segment’s loss and LAE came from personal auto, up $1,574,000, homeowners, up $530,000, offset by a drop in losses from other personal product lines of $124,000. The increase in personal auto losses is driven by a combination of both volume growth in the line, which is up 21.6% in direct premium written, coupled with an increase in loss frequency from physical damage claims. The increase in homeowner’s loss and LAE is driven by increased weather related losses experienced during the month of June offset by a reduction in fire related experienced during the 2008 period compared to 2007. Loss and LAE in both the commercial and farm segments decreased over the 2007 period due to a decline in loss severity as a result of fewer fire related losses. The commercial segment also benefited from redundant development on a prior year workers compensation claim. The marine segment experienced a decline in loss severity during the 2008 period compared to 2007.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the six months ended June 30 were as follows:

	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$3,816,198	$3,655,434	$160,764	4.4%
Other underwriting expenses	4,260,435	3,947,152	313,283	7.9%

Total policy acquisition and other underwriting expenses	$8,076,633	$7,602,586	$474,047	6.2%

Net premiums earned	$22,995,328	$20,865,491	$2,129,837	10.2%

Expense ratio	35.1%	36.4%	(1.3)%

Amortization of deferred policy acquisition costs (“DAC”) increased during the 2008 period as compared to the same period in 2007 as a result of increased earned premium volume. However, as a percentage of net premiums earned DAC amortization decreased from 17.5% to 16.6% as a result of the increased volume of personal automobile premium which pays a lower commission than other products as well as increased ceding commission. The increase in other underwriting expenses is due to higher costs associated with underwriting surveys & inspections and licenses and fees both driven by increased premium volume.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the six months ended June 30 are as follows:

	2008	2007	Change	% Change
Fixed maturities	$1,146,641	$1,040,586	$106,055	10.2%
Equity securities	7,979	20,089	(12,110)	(60.3)%
Cash and cash equivalents	67,740	103,638	(35,898)	(34.6)%

Gross investment income	1,222,360	1,164,313	58,047	5.0%
Less: Investment expenses	(171,085)	(154,553)	16,532	10.7%

Net investment income	$1,051,275	$1,009,760	$41,515	4.1%

Average invested assets (amortized cost basis)	$63,586,524	$60,768,246	$2,818,278	4.6%

Rate of return on average invested assets	3.3%	3.3%	(0.0)%

For the six months ended June 30, 2008, gross investment income from fixed maturities increased just over $106,000 or 10.2% over the same period in 2007. This increase was driven by growth in invested assets from 2007 to 2008 and a higher book yield in the fixed income portfolio. The tax-equivalent portfolio yield ended the second quarter of 2008 at 5.31%, compared to 5.12% at the end of the second quarter of 2007. This increase was due to purchases of bonds carrying higher tax-equivalent yields than the yields of bonds maturing or sold. The decrease in investment income from equity securities is due to a decrease in distributions paid by the mutual funds held by the Company as compared to the prior year period. Investment income from cash and cash equivalents was higher during the 2007 period due to the fact that the Company held a higher level of cash equivalents in contemplation of paying off its surplus notes which took place in September 2007. Investment expenses grew due to increased advisory fees and general expenses associated with investment activities.

The table below summarizes the net realized gains generated during the six months ended June 30, 2008 and 2007:

	2008	2007	Change	% Change
Net realized gains (losses) - fixed maturities	$66,383	$(212,704)	$279,087	100.0%
Net realized gains (losses) - equity securities	92,219	534,676	(442,457)	(82.8)%

Total net realized gains (losses)	$158,602	$321,972	$(163,370)	(50.7)%

Selling activity has declined during the six months ended June 30, 2008 due to depressed market valuations. This led to the decrease in realized gains compared to the same period in 2007. During the six months ended June 30, 2007 the Company recorded net realized gains from the equity portfolio of approximately $535,000 and net realized losses for the fixed maturity portfolio of $213,000. Realized gains from equity securities were higher during 2007 as a result of the Company rebalancing the equity portfolio and taking advantage of the unrealized market value appreciation. During the 2007 period the Company shifted approximately $1,000,000 from the equity portfolio into cash equivalents to be used for the surplus note repayment on September 30, 2007. The equity sales generated approximately $535,000 in realized gains.

During 2007, the Company increased its holdings in tax exempt municipals in order to take advantage of the higher tax equivalent yields in that sector. This was accomplished by selling both corporate securities and other tax exempt municipals which had lower yields. The shift resulted in net realized losses of $213,000.

Interest Expense. Interest expense was approximately $101,000 during the six months ended June 30, 2007. In September 2007 the Company repaid all outstanding surplus notes and therefore has not incurred any interest expense since that time.

Income Tax Expense. During the six months ended June 30, 2008 and 2007 the Company recorded income tax expense of approximately $947,000 and $878,000, respectively. The increase is due to higher pre-tax income in 2008 compared to the prior year period. The effective tax rate for the six months ended June 30, 2008 was 29.9% compared to 31.4% in the prior year period. The decrease in the effective tax rate is due primarily to increased tax-exempt interest income earned in 2008 compared to 2007.

Liquidity and Capital Resources

The principal sources of funds for the Company are insurance premiums, investment income and proceeds from the maturity and sale of invested assets. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses and shareholder dividends. Our short and long term liquidity requirements vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

We maintain an investment portfolio that is intended to provide sufficient funds to meet our obligations without forced sales of investments. A portion of our investment portfolio is maintained in relatively short term and highly liquid assets, including mortgage-backed securities, which have shorter estimated durations, to ensure the availability of funds.

Cash flow provided by operations was $3,733,000 and $2,846,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of $887,000. During the six months ended June 30, 2008 as compared to the same period in 2007, net premiums collected increased $1,942,000, net loss and LAE payments increased $1,747,000, policy acquisition and other underwriting expenses paid decreased $283,000 and federal income taxes paid decreased $75,000. Other cash provided by operations increased $334,000 during the six months ended June 30, 2008 compared to the same period in 2007.

During the six months ended June 30, 2008 cash flow used in investing activities was $3,407,000 while during the same period in 2007 cash flow provided by investing activities was $406,000. The shift in cash flow provided by investing activities is due to a decline in selling activity within the investment portfolio in 2008 compared to 2007.

On July 22, 2008 the Company declared its first quarterly cash dividend of $.03 per share on its common stock payable on September 26, 2008 to the shareholders of record on September 10, 2008. The Company estimates that the amount of this quarterly cash dividend will be approximately $54,000.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,501,609	$16,970	$7,962	$1,510,617
States and political subdivisions	29,886,398	115,326	425,701	29,576,023
Corporate securities	4,559,454	2,294	180,780	4,380,968
Mortgage-backed securities	17,008,329	60,440	284,983	16,783,786

	52,955,790	195,030	899,426	52,251,394

Equity securities - mutual funds	7,586,974	486,492	459,632	7,613,834

Total	$60,542,764	$681,522	$1,359,058	$59,865,228

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,172,509	$27,498	$1,826	$3,198,181
States and political subdivisions	25,421,294	379,800	39,911	25,761,183
Corporate securities	6,928,699	5,531	100,328	6,833,902
Mortgage-backed securities	14,710,728	119,704	94,824	14,735,608

	50,233,230	532,533	236,889	50,528,874

Equity securities - mutual funds	7,485,046	1,023,631	203,544	8,305,133

Total	$57,718,276	$1,556,164	$440,433	$58,834,007

At June 30, 2008, corporate securities accounted for 8% of our fixed maturity portfolio, mortgage backed securities were 32%, states and political subdivisions (tax-exempt municipal) were 57% and U. S. government and government agency bonds were 3%. At June 30, 2008, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap – 25%, mid-cap – 27%, small-cap – 24%, specialty – 5%, and international – 19%.

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

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at June 30, 2008 were generally determined to have temporary declines in value due to geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at June 30, 2008 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at June 30, 2008 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$986,280	$7,962	$—	$—	$986,280	$7,962
States and political subdivisions	12,724,810	243,928	8,282,108	181,773	21,006,918	425,701
Corporate securities	482,500	16,830	3,040,270	163,950	3,522,770	180,780
Mortgage-backed securities	4,030,779	108,064	7,426,494	176,919	11,457,273	284,983

	18,224,369	376,784	18,748,872	522,642	36,973,241	899,426

Equity securities - mutual funds	3,847,298	459,632	—	—	3,847,298	459,632

Total	$22,071,667	$836,416	$18,748,872	$522,642	$40,820,539	$1,359,058

As of June 30, 2008, the portfolio included thirty one fixed maturity securities and seven equity securities in an unrealized loss position for less than twelve months and forty seven fixed maturity securities in an unrealized loss position for more than twelve months. Of the fixed maturity securities, one was trading at 76% of amortized cost; one was trading at 91% of amortized cost while the remaining seventy six were trading at or above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade securities. Of the seven equity securities in an unrealized loss position, one was trading at 75% of cost; two were trading between 85% and 89% of cost while the remaining four were trading at or above 90% of cost. While all of these securities are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities supports the view that these securities were not other-than-temporarily impaired.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the six months ended June 30, 2008 other than the declaration of a cash dividend. On July 22, 2008, the Company declared its first quarterly cash dividend of $.03 per share on its common stock payable on September 26, 2008 to the shareholders of record on September 10, 2008. The Company estimates that the amount of this quarterly cash dividend will be approximately $54,000.

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

Change in Rate	Portfolio Value	Change in Value

	(In thousands)
2%	$46,519	$(5,732)
1%	49,382	(2,869)
0	52,251	—
-1%	55,126	2,875
-2%	58,005	5,754

Credit Risk. At June 30, 2008, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA and an effective duration of 5.35 years.

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

FREMONT MICHIGAN INSURACORP, INC.

Date: August 13, 2008	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: August 13, 2008	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)