Form 10-Q
period 2008-09-30
FREMONT MICHIGAN INSURACORP INC
filed 2008-11-13
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of November 7, 2008
COMMON STOCK (No Par Value)	1,750,154
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
Assets

Investments:
Fixed maturities available for sale, at fair value	$52,866,633	$50,528,874
Equity securities available for sale, at fair value	6,245,502	8,305,133
Mortgage loans on real estate from related parties	248,212	253,656

Total investments	59,360,347	59,087,663
Cash and cash equivalents	5,764,437	4,033,158
Premiums due from policyholders, net	8,766,527	7,852,730
Amounts due from reinsurers	6,034,673	6,588,847
Prepaid reinsurance premiums	409,335	258,875
Accrued investment income	612,877	533,843
Deferred policy acquisition costs	3,551,265	3,334,001
Deferred federal income taxes	4,461,070	2,920,648
Property and equipment, net of accumulated depreciation	2,500,906	2,500,988
Other assets	5,376	43,905

	$91,466,813	$87,154,658

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$18,193,233	$18,058,919
Unearned premiums	24,973,398	22,727,515
Reinsurance balances payable	48,665	199,463
Accrued expenses and other liabilities	8,367,598	6,742,803

Total liabilities	51,582,894	47,728,700

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,761,154 and 1,779,321 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	8,728,816	7,722,424
Retained earnings	32,580,726	30,395,771
Accumulated other comprehensive (loss) income	(1,425,623)	1,307,763

Total stockholders’ equity	39,883,919	39,425,958

Total liabilities and stockholders’ equity	$91,466,813	$87,154,658

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Net premiums earned	$12,066,502	$10,874,446	$35,061,830	$31,739,937
Net investment income	563,572	527,002	1,614,847	1,536,762
Net realized gains (losses) on investments	(351,782)	1,124,059	(193,180)	1,446,031
Other income, net	152,401	122,449	439,229	338,153

Total revenues	12,430,693	12,647,956	36,922,726	35,060,883

Expenses:
Losses and loss adjustment expenses, net	6,559,562	7,768,458	19,806,639	19,685,075
Policy acquisition and other underwriting expenses	3,941,913	4,058,431	12,018,546	11,661,017
Interest expense	—	45,010	—	146,170

Total expenses	10,501,475	11,871,899	31,825,185	31,492,262

Income before federal income tax expense	1,929,218	776,057	5,097,541	3,568,621
Federal income tax expense	627,352	206,567	1,574,235	1,084,076

Net income	$1,301,866	$569,490	$3,523,306	$2,484,545

Earnings per share
Basic	$.74	$.32	$1.98	$1.40
Diluted	$.72	$.31	$1.94	$1.37

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2008

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	1,779,321	$7,722,424	$30,395,771	$1,307,763	$39,425,958
Comprehensive income:
Net income			3,523,306		3,523,306
Net unrealized losses on investments, net of tax				(2,697,039)	(2,697,039)
Amortization of prior service credit, net of tax				(42,412)	(42,412)
Amortization of net actuarial loss, net of tax				6,065	6,065

Total comprehensive income					789,920
Issued 51,918 shares in payment of 3% stock dividend		1,008,117	(1,008,117)		—
Share Repurchases of Common Stock	(20,000)	(95,800)	(277,100)		(372,900)
Cash Dividend			(53,134)		(53,134)
Stock-based compensation		78,011			78,011
Stock options exercised	1,833	9,383			9,383
Tax benefit from stock options exercised		6,681			6,681

Balance, September 30, 2008	1,761,154	$8,728,816	$32,580,726	$(1,425,623)	$39,883,919

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$3,523,306	$2,484,545
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	876,247	756,748
Deferred federal income taxes	(132,313)	(20,761)
Stock based compensation expense	78,011	73,557
Net realized (gains) losses on investments	193,180	(1,443,197)
Gain on sale of property and equipment	—	(2,834)
Net amortization of premiums on investments	167,362	146,090
Excess tax benefit from stock options exercised	(6,681)	(11,556)
Changes in assets and liabilities:
Premiums due from policyholders	(913,797)	(658,217)
Amounts due from reinsurers	554,174	(281,637)
Prepaid reinsurance premiums	(150,460)	(1,215,959)
Accrued investment income	(79,034)	(71,079)
Deferred policy acquisition costs	(217,264)	(121,307)
Other assets	38,529	22,553
Losses and loss adjustment expenses	134,314	1,838,615
Unearned premiums	2,245,883	1,331,851
Reinsurance balances payable	(150,798)	(2,253)
Accrued expenses and other liabilities	1,576,404	240,189

Net cash provided by operating activities	7,737,063	3,065,348

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	9,786,923	14,305,490
Proceeds from sales of equity investments	535,853	6,459,229
Purchases of fixed maturity investments	(14,500,352)	(16,034,218)
Purchases of equity investments	(547,517)	(1,702,501)
Repayment of mortgage loan on real estate from related party	5,444	5,318
Proceeds from sale of property and equipment	—	3,601
Purchase of property and equipment, net	(876,165)	(979,441)

Net cash (used in) provided by investing activities	(5,595,814)	2,057,478

Cash flows from financing activities:
Proceeds from exercised stock options	9,383	10,000
Tax benefit from exercised stock options	6,681	11,556
Share repurchase of common stock	(372,900)	—
Repayment of surplus notes	—	(2,890,288)
Dividends paid to stockholders	(53,134)	—

Net cash used in financing activities	(409,970)	(2,868,732)

Net increase in cash and cash equivalents	1,731,279	2,254,094
Cash and cash equivalents, beginning of period	4,033,158	4,598,843

Cash and cash equivalents, end of period	$5,764,437	$6,852,937

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of September 30, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities	$52,866,633	$1,633,116	$51,233,517	$—
Equity Securities-Mutual Funds	6,245,502	6,245,502	—	—

Total	$59,112,135	$7,878,618	$51,233,517	$—

5.	Comprehensive Income or Loss

The Company’s comprehensive income (loss) for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,301,866	$569,490	$3,523,306	$2,484,545
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	(1,745,660)	501,685	(2,824,538)	975,063
Reclassification adjustment for realized (gain) loss on investments included in net income	232,176	(741,878)	127,499	(954,380)
Amortization of prior service credit	(14,137)	(14,138)	(42,412)	(42,413)
Amortization of net actuarial loss	2,022	3,348	6,065	10,045

Other comprehensive income (loss), net of tax	(1,525,599)	(250,983)	(2,733,386)	(11,685)

Comprehensive income	$(223,733)	$318,507	$789,920	$2,472,860

6.	Earnings per Share

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$1,301,866	$569,490	$3,523,306	$2,484,545

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,771,044	1,779,280	1,777,364	1,778,992
Effect of dilutive stock options	37,280	40,062	36,840	41,819

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,808,324	1,819,342	1,814,204	1,820,811

Basic earnings per share	$0.74	$0.32	$1.98	$1.40
Diluted earnings per share	$0.72	$0.31	$1.94	$1.37

7.	Segment Information

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Net premiums earned:
Personal lines	$8,550,971	$7,417,850	$24,608,710	$21,642,198
Commercial lines	1,930,295	1,936,517	5,712,222	5,596,570
Farm	1,129,256	1,081,548	3,397,706	3,257,431
Marine	455,980	438,531	1,343,192	1,243,738

Total net premiums earned	12,066,502	10,874,446	35,061,830	31,739,937

Expenses:
Loss and loss adjustment expenses:
Personal lines	4,964,837	6,315,228	15,387,817	14,758,573
Commercial lines	610,077	712,555	2,120,413	2,731,477
Farm	421,664	460,589	1,537,684	1,674,146
Marine	562,984	280,086	760,725	520,879

Total loss and loss adjustment expenses	6,559,562	7,768,458	19,806,639	19,685,075

Policy acquisition and other underwriting expenses:
Personal lines	2,795,462	2,768,375	8,435,410	7,951,183
Commercial lines	629,720	722,555	1,958,044	2,056,138
Farm	367,925	403,948	1,164,671	1,196,756
Marine	148,806	163,553	460,421	456,940

Total policy acquisition and other underwriting expenses	3,941,913	4,058,431	12,018,546	11,661,017

Underwriting gain (loss):
Personal lines	790,672	(1,665,753)	785,483	(1,067,558)
Commercial lines	690,498	501,407	1,633,765	808,955
Farm	339,667	217,011	695,351	386,529
Marine	(255,810)	(5,108)	122,046	265,919

Total underwriting gain (loss)	1,565,027	(952,443)	3,236,645	393,845
Net investment income	563,572	527,002	1,614,847	1,536,762
Net realized gains (losses) on investments	(351,782)	1,124,059	(193,180)	1,446,031
Other income, net	152,401	122,449	439,229	338,153
Interest expense	—	(45,010)	—	(146,170)

Income before federal income taxes	$1,929,218	$776,057	$5,097,541	$3,568,621

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

8.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$2,844	$2,895	$8,532	$8,684
Interest cost	25,276	26,230	75,827	78,692
Amortization of unrecognized prior service cost	(21,421)	(21,421)	(64,263)	(64,262)
Amortization of unrecognized net actuarial loss	3,063	5,073	9,189	15,220

Net periodic benefit cost	$9,762	$12,777	$29,285	$38,334

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the nine months ended September 30, 2008 the Company has made contributions to the plan of approximately $84,000. The total 2008 expected contribution is approximately $90,000 to cover anticipated benefit payments.

9.	Reinsurance

The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended
	September 30, 2008		September 30, 2007
	Written	Earned	Written	Earned
Direct	$16,620,491	$14,729,825	$14,892,593	$13,374,527
Assumed	16,760	19,820	16,001	16,782
Ceded	(2,716,393)	(2,683,143)	(2,509,107)	(2,516,863)

Net premiums	$13,920,858	$12,066,502	$12,399,487	$10,874,446

	Nine Months Ended
	September 30, 2008		September 30, 2007
	Written	Earned	Written	Earned
Direct	$45,132,718	$42,889,383	$40,391,546	$39,061,376
Assumed	64,238	61,691	58,156	56,475
Ceded	(8,039,704)	(7,889,244)	(7,398,674)	(7,377,914)

Net premiums	$37,157,252	$35,061,830	$33,051,028	$31,739,937

The effect of reinsurance on incurred losses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss and LAE incurred	7,386,345	$8,638,736	21,664,698	$21,926,907
Reinsurance recoveries	(826,783)	(870,278)	(1,858,059)	(2,241,832)

Net loss and LAE incurred	$6,559,562	$7,768,458	$19,806,639	$19,685,075

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

10.	Federal Income Taxes

The provision for income taxes for the three and nine months ended September 30 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current expense	$764,245	$235,760	$1,706,548	$1,104,836
Deferred benefit	(136,893)	(29,193)	(132,313)	(20,760)

Total	$627,352	$206,567	$1,574,235	$1,084,076

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Income before federal income taxes	$1,929,218		$776,057		$5,097,541		$3,568,621

Tax at statutory rate	655,934	34.0%	263,859	34.0%	1,733,164	34.0%	1,213,331	34.0%
Tax effect of :
Nontaxable investment income	(77,890)	(4.0%)	(58,485)	(7.5%)	(234,059)	(4.6%)	(136,996)	(3.8%)
Nondeductible expenses, net	3,397	0.2%	1,453	0.2%	6,399	0.1%	4,727	0.1%
Provision to return variance	45,911	2.4%	(260)	—	68,731	1.4%	3,014	0.1%

Federal income tax expense	$627,352	32.6%	$206,567	26.7%	$1,574,235	30.9%	$1,084,076	30.4%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of September 30, 2008 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2008 and December 31, 2007 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	September 30, 2008	December 31, 2007
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$368,349	$378,886
Unearned premium reserves	1,736,161	1,564,457
Postretirement benefits accrued	649,172	644,380
Unrealized losses on investments	1,129,035	—
Net operating loss carryforward	2,396,433	2,498,439
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	189,681	160,995

Total deferred federal income tax assets	6,826,528	5,604,854

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,253,066)	(1,159,411)
Unrealized gains on investments	—	(379,348)
Property and equipment	(90,157)	(94,719)
Other deferred tax liabilities	(12,198)	(40,691)

Total deferred federal income tax liabilities	(1,355,421)	(1,674,169)

Net deferred federal income tax asset	5,471,107	3,930,685
Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$4,461,070	$2,920,648

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 131 years. We market policies through approximately 175 independent insurance agencies. Fremont Insurance Company has a financial strength rating of “B++” (Good) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIS”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of September 30, 2008, we had approximately 64,500 policies in force and assets of $91.5 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007. The Company’s fiscal year ends on December 31.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at September 30, 2008.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Reported losses
Personal	$6,671	$6,211
Commercial	2,267	2,690
Farm	555	656
Marine	353	883

	9,846	10,440

IBNR losses
Personal	4,236	3,830
Commercial	3,401	3,121
Farm	371	329
Marine	339	339

	8,347	7,619

Total
Personal	10,907	10,041
Commercial	5,668	5,811
Farm	926	985
Marine	692	1,222

	$18,193	$18,059

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of September 30, 2008 and December 31, 2007, was approximately $195,000 and $344,000, respectively.

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

The Company reviews the status and market value changes of its investment portfolio on at least a quarterly basis during the year, and any provisions for other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing its fixed maturity securities for other than temporary impairment, the Company takes into consideration the security’s market price history, the length of time that the security’s fair value has been below cost, the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities market conditions, and analyst expectations, to reach its conclusions. In reviewing equity securities, which currently consists of mutual funds, the Company takes into consideration the mutual fund’s market price history, the length of time that the fund’s fair value has been below cost, the individual investments held within the mutual fund, most current audit opinion, industry and securities market conditions, and analyst expectations to reach its conclusions.

In addition to analyzing each individual security that has a fair value below cost, the Company also considers its intent and ability to hold a security until its maturity, in the case of a fixed maturity security, or until its fair value is equal to or greater than its cost. The Company does not have the intent to sell securities at a realized loss. The investment strategy of the Company is not one of actively trading securities to generate short-term gains or losses. Instead, the Company focuses on acquiring and holding high quality, high yield fixed maturity securities and equity securities which are expected to appreciate over time. The Company also has the ability to hold investment securities until their fair value has increased to above cost. Factors which support the Company’s ability to hold impaired securities until their recovery include current cash and cash equivalents, sufficient historical and projected cash flow from operations and cash from maturities of fixed maturity securities.

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

At September 30, 2008 and December 31, 2007, the Company’s recoverable from reinsurers was comprised of the following:

	September 30,	December 31,
	2008	2007
Paid losses and LAE	$527,068	$988,324
Unpaid losses and LAE	5,507,605	5,600,523

Amounts due from reinsurers	$6,034,673	$6,588,847

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

Results of Operations – Three Months Ended September 30, 2008 and 2007

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended September 30, 2008 and 2007. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2008	2007	Dollar	Percentage
Underwriting gain (loss)
Personal	790,672	$(1,665,753)	$2,456,425	(147.5%)
Commercial	690,498	501,407	189,091	37.7%
Farm	339,667	217,011	122,656	56.5%
Marine	(255,810)	(5,108)	(250,702)	4908.0%

Total underwriting gain (loss)	1,565,027	(952,443)	2,517,470	(264.3%)
Other revenue (expense) items
Net investment income	563,572	527,002	36,570	6.9%
Net realized gains (losses) on investments	(351,782)	1,124,059	(1,475,841)	(131.3%)
Other income	152,401	122,449	29,952	24.5%
Interest expense	—	(45,010)	45,010	(100.0%)

Total other revenue (expense) items	364,191	1,728,500	(1,364,309)	(78.9%)

Income before federal income taxes	1,929,218	776,057	1,153,161	148.6%
Federal income tax expense	(627,352)	(206,567)	(420,785)	203.7%

Net income	$1,301,866	$569,490	$732,376	128.6%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended September 30, 2008 and 2007.

	2008	2007	Change	% Change
Direct premiums written	$16,620,491	$14,892,593	$1,727,898	11.6%

Net premiums written	$13,920,858	$12,399,487	$1,521,371	12.3%

Net premiums earned	$12,066,502	$10,874,446	$1,192,056	11.0%
Loss and LAE	6,559,562	7,768,458	(1,208,896)	(15.6%)
Policy acquisition and other underwriting expenses	3,941,913	4,058,431	(116,518)	(2.9%)

Underwriting gain (loss)	$1,565,027	$(952,443)	$2,517,470	(264.3%)

Loss and LAE ratio	54.4%	71.4%	(17.0%)
Policy acquisition and other underwriting expense ratio	32.7%	37.3%	(4.6%)
Combined ratio	87.1%	108.7%	(21.6%)

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

Direct premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2008	2007	$ Change	% Change
Direct Premiums Written:
Personal	$12,237,845	$10,739,136	$1,498,709	14.0%
Commercial	2,366,143	2,256,858	109,285	4.8%
Farm	1,441,309	1,343,949	97,360	7.2%
Marine	575,194	552,650	22,544	4.1%

	$16,620,491	$14,892,593	$1,727,898	11.6%

We continue to generate strong growth in direct premiums written which were up 11.6% in the third quarter 2008 compared to the same quarter in 2007. We continue to capitalize on the relationships we have built with our independent agents. During the current soft market, independent agents are placing more emphasis on placing business with carriers that can provide an efficient process for quoting and issuing policies. Our investment in Fremont Complete has paid significant dividends which is evident by the growth we’ve experienced in direct premiums written. The Company’s goal is to be the carrier of choice in every one of our independent agencies. The Company is achieving its goal by providing our agents with the path of least resistance in terms of quoting and placing target market business with Fremont.

Direct premiums written for the personal segment increased 14.0%, driven by personal auto, up 22.8%, and homeowners, up 7.9%. The personal segment’s new business increased 11.6% while renewal business was up 14.3%. Personal auto and homeowner’s new business premium increased 11.9% and 12.9%, respectively, while renewal premium grew 24.8% and 7.1%, respectively. During the third quarter 2008, the in-force policy count for personal auto and homeowners increased 5.7% and 1.9%, respectively.

The commercial segment experienced an increase of 4.8% in direct premiums written driven by growth in the commercial auto and workers compensation product lines which were up 14.9% and 56%, respectively. Growth in these two lines was offset by a decline in premium in the businessowners and commercial package product lines which were down 10.8% and 10.6%, respectively, during the quarter. The increase in workers compensation premium was driven by a $208,000 new policy written during the third quarter 2008. It is important to note that the growth experienced in commercial auto and workers compensation is supported business. Supported business means that the Company is also writing a businessowners policy or a commercial package policy which accompanies the commercial auto and workers compensation policies. During the third quarter 2008 the in-force policy count for the commercial segment increased 0.7%. Growth in the workers compensation and commercial auto product lines was positively impacted by their roll-out on Fremont Complete which occurred during the second quarter 2008. With the addition of these two product lines to our web-based rating platform, agents are now able to quote and issue a complete business package including businessowners, workers compensation and commercial auto coverages. In the current soft rate environment, the Company continues to review all commercial renewals to ensure that we are retaining policies that are appropriately priced for the risk assumed.

Farm direct premiums written were up 7.2% during the current quarter driven by new business growth of 29.2% and an increase in renewal business of 5.7%. Direct premiums written for the marine segment increased 4.1%, driven by renewal premium growth of 11.9%. New business premium decreased 19.8% driven by a decrease in consumer boating activity in Michigan given the economic environment.

Net premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2008	2007	$ Change	% Change
Net Premiums Written:
Personal	$10,247,208	$8,840,604	$1,406,604	15.9%
Commercial	1,887,130	1,882,879	4,251	0.2%
Farm	1,276,125	1,182,472	93,653	7.9%
Marine	510,395	493,532	16,863	3.4%

	$13,920,858	$12,399,487	$1,521,371	12.3%

The increase in net premiums written is due to growth in direct premiums written of $1,728,000 offset by an increase of $207,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended September 30 are presented in the table below:

	2008	2007	$ Change	% Change
Net Premiums Earned:
Personal	$8,550,971	$7,417,850	$1,133,121	15.3%
Commercial	1,930,295	1,936,517	(6,222)	(0.3%)
Farm	1,129,256	1,081,548	47,708	4.4%
Marine	455,980	438,531	17,449	4.0%

	$12,066,502	$10,874,446	$1,192,056	11.0%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $1,355,000 offset by an increase of $163,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended September 30 are shown in the tables below:

	2008	2007	$ Change	% Change
Loss and LAE:
Personal	$4,964,837	$6,315,228	$(1,350,391)	(21.4%)
Commercial	610,077	712,555	(102,478)	(14.4%)
Farm	421,664	460,589	(38,925)	(8.5%)
Marine	562,984	280,086	282,898	101.0%

	$6,559,562	$7,768,458	$(1,208,896)	(15.6%)

Incurred Claim Count:
Personal	2,206	2,084	122	5.9%
Commercial	208	207	1	0.5%
Farm	151	149	2	1.3%
Marine	126	103	23	22.3%

	2,691	2,543	148	5.8%

Average Loss and LAE per Claim:
Personal	$2,251	$3,030	$(780)	(25.7%)
Commercial	2,933	3,442	(509)	(14.8%)
Farm	2,792	3,091	(299)	(9.7%)
Marine	4,468	2,719	1,749	64.3%

	$2,438	$3,055	$(617)	(20.2%)

Loss and LAE Ratio:
Personal	58.1%	85.1%
Commercial	31.6%	36.8%
Farm	37.3%	42.6%
Marine	123.5%	63.9%

	54.4%	71.4%

The decrease in the personal segment’s loss and LAE is driven by a decline of $1,552,000 in the homeowner and mobilowner product lines offset by an increase of $214,000 in the personal auto product line. The Company did not experience as much severe weather during the 2008 quarter compared to the 2007 quarter which accounts for the lower losses in the homeowner and mobilowner lines. The increase in loss and LAE from personal auto is primarily volume related as that line continues to grow. Loss and LAE for personal auto was up 8.5% during the quarter while direct premiums written increased by 22.8% during the quarter. The decrease in the commercial and farm segments’ loss and LAE was due to lower loss severity during the 2008 quarter as a result of fewer fire related losses. The increase in the marine segments loss and LAE is due to both increased severity and frequency primarily from boating related accidents.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended September 30 were as follows:

	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$1,965,353	$1,830,693	$134,660	7.4%
Other underwriting expenses	1,976,560	2,227,738	(251,178)	(11.3%)

Total policy acquisition and other underwriting expenses	$3,941,913	$4,058,431	$(116,518)	(2.9%)

Net premiums earned	$12,066,502	$10,874,446	$1,192,056	11.0%

Expense ratio	32.7%	37.3%	(4.6%)

Amortization of deferred policy acquisition costs (“DAC”) increased during the third quarter of 2008 as compared to the same period in 2007 as a result of increased earned premium volume. However, as a percentage of net premiums earned DAC amortization decreased from 16.8% to 16.3% as a result of the increased volume of personal automobile premium which pays a lower commission than other products as well as increased ceding commission. The decrease in other underwriting expenses is due to lower assessments from state mandated pools and associations ($217,000), decreased advertising expense ($26,000) and lower costs associated with agent meetings ($15,000).

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended September 30 are as follows:

	2008	2007	Change	% Change
Fixed maturities	$604,487	$477,490	$126,997	26.6%
Equity securities	1,956	—	1,956	100.0%
Cash and cash equivalents	37,002	131,181	(94,179)	(71.8%)

Gross investment income	643,445	608,671	34,774	5.7%
Less: Investment expenses	(79,873)	(81,669)	(1,796)	(2.2%)

Net investment income	$563,572	$527,002	$36,570	6.9%

Average invested assets (amortized cost basis)	$66,631,716	$61,027,187	$5,604,529	9.2%

Rate of return on average invested assets	3.4%	3.5%	0.0%

In the third quarter of 2008, pre-tax gross investment income from the fixed portfolio grew $127,000 or 26.6% compared to the same period in 2007. This increase was driven by higher invested assets in the fixed maturity portfolio. Investment income from cash and cash equivalents was higher during the third quarter of 2007 due to the fact that the Company held a higher level of cash equivalents in contemplation of paying off its surplus notes which took place in September 2007. Investment expenses decreased slightly as a result of lower advisory fees due to lower market values in both the fixed and equity portfolios.

The table below summarizes the net realized gains generated during the three month period ended September 30:

	2008	2007	Change	% Change
Net realized gains (losses) - fixed maturities	$(351,782)	$(22,284)	$(329,498)	1478.6%
Net realized gains (losses) - equity securities	—	1,146,343	(1,146,343)	(100.0%)

Total net realized gains (losses)	$(351,782)	$1,124,059	$(1,475,841)	(131.3%)

During the third quarter, net realized losses from the fixed portfolio were comprised of $1,800 in net realized losses on the sale of fixed maturity securities and a $350,000 write-down of a security determined to be other than temporarily impaired. There was no selling activity in the equity portfolio during the third quarter 2008 while in the 2007 quarter the Company generated net realized gains of $1,146,000. During the 2007 quarter, the Company rebalanced the equity portfolio and took advantage of the unrealized market value appreciation and shifted approximately $1,000,000 from the equity portfolio into cash equivalents to be used for the surplus note repayment on September 30, 2007.

Interest Expense. Interest expense was approximately $45,000 during the three months ended September 30, 2007. In September 2007 the Company repaid all outstanding surplus notes and therefore has not incurred any interest expense since that time.

Income Tax Expense. During the quarters ended September 30, 2008 and 2007 the Company recorded income tax expense of approximately $627,000 and $207,000, respectively. The increase is due to higher pre-tax income in the 2008 quarter compared to the prior year period coupled with higher tax-exempt interest income during the 2008 quarter compared to 2007. The effective tax rate for the quarter ended September 30, 2008 was 32.6% compared to 26.6% in the prior year quarter. The increase in the effective tax rate is due to higher underwriting income as a component of total pre-tax income in the 2008 quarter as compared to the 2007 quarter.

Results of Operations – Nine Months Ended September 30, 2008 and 2007

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the nine months ended September 30, 2008 and 2007. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2008	2007	Dollar	Percentage
Underwriting gain (loss)
Personal	$785,483	$(1,067,558)	$1,853,041	173.6%
Commercial	1,633,765	808,955	824,810	102.0%
Farm	695,351	386,529	308,822	79.9%
Marine	122,046	265,919	(143,873)	(54.1%)

Total underwriting gain	3,236,645	393,845	2,842,800	721.8%
Other revenue (expense) items
Net investment income	1,614,847	1,536,762	78,085	5.1%
Net realized gains (losses) on investments	(193,180)	1,446,031	(1,639,211)	(113.4%)
Other income	439,229	338,153	101,076	29.9%
Interest expense	—	(146,170)	146,170	(100.0%)

Total other revenue (expense) items	1,860,896	3,174,776	(1,313,880)	(41.4%)

Income before federal income taxes	5,097,541	3,568,621	1,528,920	42.8%
Federal income tax expense	(1,574,235)	(1,084,076)	(490,159)	45.2%

Net income	$3,523,306	$2,484,545	$1,038,761	41.8%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the nine months ended September 30, 2008 and 2007.

	2008	2007	Change	% Change
Direct premiums written	$45,132,718	$40,391,546	$4,741,172	11.7%

Net premiums written	$37,157,252	$33,051,028	$4,106,224	12.4%

Net premiums earned	$35,061,830	$31,739,937	$3,321,893	10.5%
Loss and LAE	19,806,639	19,685,075	121,564	0.6%
Policy acquisition and other underwriting expenses	12,018,546	11,661,017	357,529	3.1%

Underwriting gain	$3,236,645	$393,845	$2,842,800	721.8%

Loss and LAE ratio	56.5%	62.0%	(5.5%)
Policy acquisition and other underwriting expense ratio	34.3%	36.7%	(2.4%)
Combined ratio	90.8%	98.7%	(7.9%)

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

Direct premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2008	2007	Change	% Change
Direct Premiums Written:
Personal	$32,034,404	$28,067,317	$3,967,087	14.1%
Commercial	7,363,995	6,782,433	581,562	8.6%
Farm	3,895,403	3,773,372	122,031	3.2%
Marine	1,838,916	1,768,424	70,492	4.0%

	$45,132,718	$40,391,546	$4,741,172	11.7%

For the first nine months of 2008 direct premiums written increased 11.7% over the prior year period led by growth in both personal and commercial lines. New business volume is up 10.3% while renewal business is up 12.6%. Since December 31, 2007 total in-force policy count has increased 7.3%. Growth for the first nine months of 2008 can be attributed to the strong partnerships we have cultivated with our agents along with our focused efforts to provide competitive products and pricing for target market business.

Direct premiums written for the personal segment increased 14.1%, driven by personal auto, up 22.0%, and homeowners, up 7.8%. The personal segment’s new business increased 5.8% while renewal business was up 15.8%. Personal auto new business premium increased 8.3% while homeowner’s new business was up 0.9%. Renewal premiums for personal auto and homeowners grew 24.7% and 9.0%, respectively. During the first nine months of 2008, the in-force policy count for personal auto and homeowners increased 18.9% and 4.9%, respectively.

The commercial segment experienced an increase of 8.6% in direct premiums written comprised of new business growth of 29.5% and growth in renewal business of 5.1%. During the nine months ended September 30, 2008 the in-force policy count for the commercial segment increased 6.2%. The increase in commercial premiums is being driven by growth in workers compensation, up 30.2%, and commercial auto, up 24.9%, which are the two newest product lines available on Fremont Complete. While the growth in workers compensation was positively affected during the nine months ended September 30, 2008 as a result of a $208,000 new policy, excluding this policy would have still generated an increase of 14.1% in workers compensation premiums for the period. It is important to note that the growth experienced in commercial auto and workers compensation is supported business. Supported business means that the Company is also writing a businessowners policy or a commercial package policy which accompanies the commercial auto and workers compensation policies. With the recent addition of workers compensation and commercial auto to our web-based rating platform, agents are now able quote and issue a complete business package including businessowners, workers compensation and commercial auto coverages.

Farm direct premiums written increased 3.2% driven by renewal business which was up 4.8% and new business growth of 2.5%. Direct premiums written for the marine segment increased 4.0% driven by renewal business which was up 6.8% offset by a decline in new business of 4.3%.

Net premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2008	2007	Change	% Change
Net Premiums Written:
Personal	$26,128,132	$22,603,195	$3,524,937	15.6%
Commercial	5,982,776	5,624,319	358,457	6.4%
Farm	3,398,395	3,269,361	129,034	3.9%
Marine	1,647,949	1,554,153	93,796	6.0%

	$37,157,252	$33,051,028	$4,106,224	12.4%

The increase in net premiums written is due to the overall increase in direct premiums written of $4,741,000 offset by an increase of $635,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the nine months ended September 30 are presented in the table below:

	2008	2007	Change	% Change
Net Premiums Earned:
Personal	$24,608,710	$21,642,198	$2,966,512	13.7%
Commercial	5,712,222	5,596,570	115,652	2.1%
Farm	3,397,706	3,257,431	140,275	4.3%
Marine	1,343,192	1,243,738	99,454	8.0%

	$35,061,830	$31,739,937	$3,321,893	10.5%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $3,828,000 offset by an increase of $506,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the nine months ended September 30 are shown in the tables below:

	2008	2007	Change	% Change
Loss and LAE:
Personal	$15,387,817	$14,758,573	$629,244	4.3%
Commercial	2,120,413	2,731,477	(611,064)	(22.4%)
Farm	1,537,684	1,674,146	(136,462)	(8.2%)
Marine	760,725	520,879	239,846	46.0%

	$19,806,639	$19,685,075	$121,564	0.6%

Incurred Claim Count:
Personal	5,767	4,752	1,015	21.4%
Commercial	462	420	42	10.0%
Farm	349	262	87	33.2%
Marine	191	165	26	15.8%

	6,769	5,599	1,170	20.9%

Average Loss and LAE per Claim:
Personal	$2,668	$3,106	$(438)	(14.1%)
Commercial	4,590	6,504	(1,914)	(29.4%)
Farm	4,406	6,390	(1,984)	(31.0%)
Marine	3,983	3,157	826	26.2%

	$2,926	$3,516	$(590)	(16.8%)

Loss and LAE Ratio:
Personal	62.5%	68.2%
Commercial	37.1%	48.8%
Farm	45.3%	51.4%
Marine	56.6%	41.9%

	56.5%	62.0%

The increase in the personal segment’s loss and LAE is a combination of higher losses and LAE in the personal auto line offset by a decrease in the homeowner and mobilowner lines. Loss and LAE from personal auto increased $1,788,000 in 2008 compared to 2007, of which $1,510,000 or 84% was from auto physical damage claims with the balance coming from auto liability claims. Loss and LAE from the homeowner and mobilowner lines decreased $1,022,000 in 2008 compared to 2007 while the remaining personal product lines experienced a decrease of $137,000. The increase in personal auto losses is driven by a combination of both volume growth in the line, which is up 22.0% in direct premium written, coupled with an increase in both frequency and severity from physical damage claims. The decrease in the homeowner and mobilowner lines is primarily a result of a reduction in fire related loss frequency. Loss and LAE in both the commercial and farm segments decreased over the 2007 period due to a decline in loss severity as a result of fewer fire related losses. The increase in loss and LAE in the marine segment is due to an increase in both frequency and severity experienced in 2008 compared to 2007.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the nine months ended September 30 were as follows:

	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$5,781,551	$5,463,897	$317,654	5.8%
Other underwriting expenses	6,236,995	6,197,120	39,875	0.6%

Total policy acquisition and other underwriting expenses	$12,018,546	$11,661,017	$357,529	3.1%

Net premiums earned	$35,061,830	$31,739,937	$3,321,893	10.5%

Expense ratio	34.3%	36.7%	(2.4%)

Amortization of deferred policy acquisition costs (“DAC”) increased during the 2008 period as compared to the same period in 2007 as a result of increased earned premium volume. However, as a percentage of net premiums earned DAC amortization decreased from 17.2% to 16.5% as a result of the increased volume of personal automobile premium which pays a lower commission than other products as well as increased ceding commission. Other underwriting expenses were flat for the nine months ended September 30, 2008 compared to 2007. During the nine months ended September 30, 2007, the Company incurred approximately $173,000 related to assessments from state mandated pools and associations. Excluding these assessments from the 2007 other underwriting expense results in an increase of approximately $213,000 or 3.5% for the 2008 period compared to 2007. The increase is driven by both higher premium volume coupled with increased underwriting survey and inspection costs.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the nine months ended September 30 are as follows:

	2008	2007	Change	% Change
Fixed maturities	$1,751,128	$1,518,076	$233,052	15.4%
Equity securities	9,935	20,089	(10,154)	(50.5%)
Cash and cash equivalents	104,742	234,819	(130,077)	(55.4%)

Gross investment income	1,865,805	1,772,984	92,821	5.2%
Less: Investment expenses	(250,958)	(236,222)	14,736	6.2%

Net investment income	$1,614,847	$1,536,762	$78,085	5.1%

Average invested assets (amortized cost basis)	$65,050,285	$60,572,630	$4,477,655	7.4%

Rate of return on average invested assets	3.3%	3.4%	(0.1%)

For the nine months ended September 30, 2008, gross investment income from fixed maturities increased just over $233,000 or 15.4% over the same period in 2007. This increase was driven by growth in invested assets from 2007 to 2008. The tax-equivalent book yield ended the third quarter of 2008 at 5.14%, compared to 5.31% at the end of the third quarter of 2007. The decrease in investment income from equity securities is due to a decrease in distributions paid by the mutual funds held by the Company as compared to the prior year period. Investment income from cash and cash equivalents was higher during the 2007 period due to the fact that the Company held a higher level of cash equivalents in contemplation of paying off its surplus notes which took place in September 2007. Investment expenses are up as a result of an increase in general expenses associated with investment activities.

The table below summarizes the net realized gains (losses) generated during the nine months ended September 30, 2008 and 2007:

	2008	2007	Change	% Change
Net realized gains (losses) - fixed maturities	$(285,399)	$(234,988)	$(50,411)	21.5%
Net realized gains (losses) - equity securities	92,219	1,681,019	(1,588,800)	(94.5%)

Total net realized gains (losses)	$(193,180)	$1,446,031	$(1,639,211)	(113.4%)

During the nine months ended September 30, 2008, the Company generated net realized gains on the sale of fixed maturity securities of approximately $65,000 and a net realized loss of $350,000 as a result of a write-down of a fixed maturity security determined to be other than temporarily impaired. Selling activity in the equity portfolio has declined in 2008 as a result of the depressed market valuations whereas during the 2007 period the Company generated approximately $1,681,000 in equity realized gains as a result of rebalancing the equity portfolio and taking advantage of the unrealized market value appreciation.

Interest Expense. Interest expense was approximately $146,000 during the nine months ended September 30, 2007. In September 2007 the Company repaid all outstanding surplus notes and therefore has not incurred any interest expense since that time.

Income Tax Expense. During the nine months ended September 30, 2008 and 2007, the Company recorded income tax expense of approximately $1,574,000 and $1,084,000, respectively. The increase is due to higher pre-tax income in 2008 compared to the prior year period. The effective tax rate for the nine months ended September 30, 2008 was 30.9% compared to 30.4% in the prior year period.

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

Cash flow provided by operations was $7,737,000 and $3,065,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $4,672,000. During the nine months ended September 30, 2008 as compared to the same period in 2007, net premiums collected increased $4,964,000, net loss and LAE payments increased $990,000, policy acquisition and other underwriting expenses paid increased $44,000 and federal income taxes paid decreased $185,000. Other cash provided by operations increased $557,000 during the nine months ended September 30, 2008 compared to the same period in 2007.

During the nine months ended September 30, 2008 cash flow used in investing activities was $5,596,000 while during the same period in 2007 cash flow provided by investing activities was $2,057,000. The shift in cash flow used in/provided by investing activities is due to a decline in selling activity within the investment portfolio in 2008 compared to 2007.

Cash used in financing activities was $410,000 and $2,869,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, financing activities consisted of share repurchases of approximately $373,000, a cash dividend of $53,000 paid to stockholders and cash received of approximately $16,000 from the exercise of stock options. During the same period in 2007, financing activities consisted of the repayment of surplus notes of approximately $2,890,000 and cash received of approximately $22,000 from the exercise of stock options.

The Company paid a quarterly cash dividend of $.03 per common share on September 26, 2008 which totaled approximately $53,000. On October 20, 2008, the Board of Directors declared a quarterly cash dividend of $.03 per common share payable on December 30, 2008 to the shareholders of record on December 10, 2008. The Company estimates that the amount of this quarterly cash dividend will be approximately $53,000. The Board’s current intention is evaluate each quarter whether a cash dividend will be declared. The payment of future dividends will depend upon the availability of cash resources at the Holding Company, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

During the quarter ended September 30, 2008, the Company began repurchasing shares of our common stock under a repurchase plan which was previously announced on May 8, 2008. A total of 20,000 shares were repurchased at a cost of approximately $373,000, or $18.65 per share. In October 2008, the Company repurchased an additional 11,000 shares at a total cost of $192,250, or $17.48 per share. See Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase program.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,728,631	$23,080	$19,219	$4,732,492
States and political subdivisions	29,310,402	51,016	1,098,983	28,262,435
Corporate securities	3,695,444	—	181,973	3,513,471
Mortgage-backed securities	16,759,422	69,870	471,057	16,358,235

	54,493,899	143,966	1,771,232	52,866,633

Equity securities - mutual funds	7,588,930	58,438	1,401,866	6,245,502

Total	$62,082,829	$202,404	$3,173,098	$59,112,135

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,172,509	$27,498	$1,826	$3,198,181
States and political subdivisions	25,421,294	379,800	39,911	25,761,183
Corporate securities	6,928,699	5,531	100,328	6,833,902
Mortgage-backed securities	14,710,728	119,704	94,824	14,735,608

	50,233,230	532,533	236,889	50,528,874

Equity securities - mutual funds	7,485,046	1,023,631	203,544	8,305,133

Total	$57,718,276	$1,556,164	$440,433	$58,834,007

At September 30, 2008, corporate securities accounted for 7% of our fixed maturity portfolio, mortgage backed securities were 31%, states and political subdivisions (including both taxable and tax-exempt municipal) were 53% and U. S. government and government agency bonds were 9%. At September 30, 2008, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap – 27%, mid-cap – 25%, small-cap – 26%, specialty – 4%, and international – 18%.

At December 31, 2007, corporate securities accounted for 14% of our fixed maturity portfolio, mortgage backed securities were 29%, states and political subdivisions (including both taxable and tax-exempt municipals) were 51% and U. S. government and government agency bonds were 6%. At December 31, 2007, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap – 30%, mid-cap – 21%, small-cap – 25%, specialty – 4%, and international – 20%.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at September 30, 2008 were generally determined to have temporary declines in value due to the current tightness in the credit markets and the related impact on the equity market, geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at September 30, 2008 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at September 30, 2008 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,302,520	$19,219	$—	$—	$4,302,520	$19,219
States and political subdivisions	20,852,828	795,968	2,654,965	303,015	23,507,793	1,098,983
Corporate securities	2,689,830	105,091	823,641	76,882	3,513,471	181,973
Mortgage-backed securities	9,029,055	413,886	1,966,498	57,171	10,995,553	471,057

	36,874,233	1,334,164	5,445,104	437,068	42,319,337	1,771,232

Equity securities - mutual funds	5,704,740	1,401,866	—	—	5,704,740	1,401,866

Total	$42,578,973	$2,736,030	$5,445,104	$437,068	$48,024,077	$3,173,098

As of September 30, 2008, the portfolio included seventy four fixed maturity securities and thirteen equity securities in an unrealized loss position for less than twelve months and sixteen fixed maturity securities in an unrealized loss position for more than twelve months. Of the fixed maturity securities, one was trading at 84% of amortized cost; twenty one were trading between 85% and 94% of amortized cost while the remaining sixty eight were trading at or above 95% of amortized cost. All the fixed maturity securities in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade securities. Of the thirteen equity securities in an unrealized loss position, one was trading at 58% of cost; three were trading between 60% and 79% of cost, six were trading between 80% and 89% of cost, while the remaining three were trading at or above 90% of cost. While all of these securities are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities in addition to the fact that the Company has both the intent and ability to hold these securities until their recovery supports our view that these securities were not other-than-temporarily impaired.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business in our contractual obligations during the nine months ended September 30, 2008 other than the declaration of a cash dividend. On July 22, 2008, the Company declared its first quarterly cash dividend of $.03 per share on its common stock which was paid on September 26, 2008 to the shareholders of record on September 10, 2008. The cash dividend amounted to $53,134. On October 20, 2008, the Company declared a cash dividend of $.03 per share on its common stock payable on December 30, 2008 to shareholders of record as of December 10, 2008. The Company expects this dividend to amount to approximately $53,000.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$47,363	$(5,504)
1%	50,138	(2,729)
0	52,867	—
-1%	55,549	2,682
-2%	58,184	5,317

Credit Risk. At September 30, 2008, all of our fixed maturity securities were rated by Moody’s as investment grade with an average credit quality rating of AA+ and an effective duration of 4.94 years.

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

The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and he does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2008, the Insurance Company can pay a non-extraordinary dividend of up to $3,371,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the Company continues to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements. In August 2008, the Insurance Company declared and paid a $250,000 ordinary dividend to the Holding Company. In October 2008, the Insurance Company declared and paid a $300,000 ordinary dividend to the Holding Company.

The following table sets forth the repurchases of common stock for the quarter ended September 30, 2008:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Month ended July 31, 2008	10,000	$18.49	10,000	90,000
Month ended August 31, 2008	—	$—	—	90,000
Month ended September 30, 2008	10,000	$18.80	10,000	80,000
Total	20,000	$18.65	20,000	80,000

(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE
31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: November 13, 2008	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)