Form 10-K
period 2008-12-31
FREMONT MICHIGAN INSURACORP INC
filed 2009-03-24
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

The aggregate market value of the registrants voting common stock held by non-affiliates was $32,951,349 based on the closing sales price of $18.50 per share on June 30, 2008 as reported by the OTC Bulletin Board.

The number of shares outstanding of the registrant’s common stock, no par value, was 1,754,485 shares as of March 16, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held May 14, 2009, are incorporated by reference in Part III of this report.

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

The forward-looking statements are subject to numerous assumptions, risks and uncertainties. We have identified several important factors that could cause actual results to differ materially from any results discussed, contemplated, projected, forecasted, estimated or budgeted in the forward-looking information. These factors, which are listed below, are difficult to predict and many are beyond our control:

•	future economic conditions and the legal and regulatory environment in Michigan;

•	the effects of weather-related and other catastrophic events;

•	financial market conditions, including, but not limited to, changes in fiscal, monetary and tax policies, interest rates and values of investments;

•	the impact of acts of terrorism and acts of war on investment and reinsurance markets;

•	inflation;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results;

•	technological change;

•	the ability to carry out our business plans;

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and changes that affect the cost of, or demand for, our products;

•	the effect of Federal legislative or regulatory matters; and

•	the effect of Federal or state judicial rulings.

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

PART I

ITEM 1. BUSINESS

OVERVIEW OF BUSINESS

The Insurance Company is a property and casualty insurance company that provides insurance products to individuals, farms and small businesses in Michigan. We were founded in 1876 and have served Michigan policyholders for over 132 years. We have 64 employees. We market our policies through approximately 175 independent insurance agencies. We have four business segments: personal, commercial, farm and marine. As of December 31, 2008, we had approximately 66,000 policies in force and assets of $93.0 million.

The Company’s executive offices are located at 933 E. Main Street, Fremont, Michigan 49412-9753, and the telephone number is (231) 924-0300. Our website address is www.fmic.com. Information on the Company’s website is not a part of this Form 10-K. The Company makes available free of charge on its website, or provides a link to, the Company’s Forms 3, 4, 5, 10-K, 10-Q and 8-K filed and any amendments to these Forms, that have been filed with the SEC as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. To access these filings, go to the Company’s website, “www.fmic.com” and click on “Our Company/Investor Relations”, then click on “SEC Filings.”

BUSINESS STRATEGIES

Our principal strategies for the future include:

Ensuring Rate Adequacy

Never before has pricing been so critical to the Company. We are committed to ensuring that all of our products are appropriately priced for the risk assumed. As we continue to grow so does our database of information which allows us to drill further down to a more granular level to determine the appropriate rate to charge. This level of information allows us to charge the appropriate rate based on the underwriting data for each policy and the associated level of risk assumed.

Increasing our Commercial Business

We are committed to increasing the amount of commercial business that we write. We believe there is opportunity to increase our volume of commercial business which is targeted to small to medium sized, main street businesses in Michigan. Commercial products are less susceptible to weather related property losses. By writing more commercial business we are also able to reduce the level of property exposure associated with personal lines as a percentage of our total exposure.

A key to success in writing additional commercial business will be providing our agencies the technology platform that will allow them to efficiently quote, bind and issue commercial policies. We have had excellent success with our Fremont Complete platform which is our web-based rating platform. As of the end of 2008, agents are able to quote, bind and issue the following commercial products: business owners, commercial auto and workers compensation. We plan to continue to leverage our success with Fremont Complete by expanding the commercial products that can be quoted, bound and issued by our agents.

Retaining and Attracting Agencies Committed to Profitable Growth

We are committed to our independent agency distribution system. The agents with whom we partner with are an extension of the Company. Therefore, we are very selective in appointing and retaining agencies that represent Fremont Insurance Company. In order for the Company to be successful we must ensure that the interests of the agency are aligned with the interest of the Company.

We are committed to retaining agencies that produce long term profitable growth. Each year we perform a review of our agency force to determine if changes are needed or if there are geographic regions that we feel warrant representation by a new or existing agency.

Reducing our Ratio of Expenses to Net Premiums Earned

We are committed to improving profitability and our competitiveness by reducing expenses. We will accomplish this by continuing to grow net premiums earned, weeding out operational inefficiencies through expanded use of technology, and ensuring that all products are appropriately priced.

Maintaining our Focus on Customer Service

While the statement, “Maintaining our Focus on Customer Service” has become a cliché, we feel that it has been and will continue to be a key component of our growth and profitability. Insurance is a service business and customer service is one of the basic ‘blocking and tackling’ strategies that we have to get right in order to be successful. While we service many ‘customers’, we work very hard to make sure that our policyholders and our agents receive the best customer service possible. We want our customers to have a pleasant experience when dealing with Fremont Insurance Company. This ‘experience’ can be enhanced through technology by making information easily accessible through the web and by simply making sure that when our customers call they can expect to speak to a ‘live’ person, whether it is a customer service representative, a claim associate or an underwriter. We compete with many larger insurance companies in Michigan. What sets us apart from them is the relationship we have with our agents and the service we provide to our policyholders. We will continue to seek out ways to exceed our customer’s expectations.

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

Segment data for the years ended December 31, 2008, 2007 and 2006 is included in the footnotes to the financial statements which are included herein under Part II, Item 8—Financial Statements and Supplementary Data.

PRODUCTS

We offer a variety of property and casualty insurance products primarily designed to meet the insurance needs of property owners and small businesses located in Michigan. The four primary segments of our business are personal, commercial, farm and marine. The following table presents the direct written premiums by major product line within each segment for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Direct premiums written:
Personal lines:
Homeowners	$18,224	$16,828	$15,976
Mobilowners	1,514	1,477	1,482
Personal auto	22,255	17,972	14,066
Dwelling	1,486	1,387	1,427
Other	3	4	4

	43,482	37,668	32,955
Commercial lines:
Business owners	2,611	2,655	2,710
Commercial package	4,537	4,260	4,312
Commercial auto	1,021	817	680
Workers compensation	1,623	1,257	1,160
Other	259	180	137

	10,051	9,169	8,999
Farm	5,257	5,103	5,014
Marine	2,092	2,016	1,901

Total	$60,882	$53,956	$48,869

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

•

Other Commercial Products. Other commercial products include equipment breakdown, employment practices liability, inland marine and umbrella liability coverage that must be written in conjunction with a BOP, CPP or CA policy.

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

Rate Development. Development of rates for all lines is done by the Vice President of Product Management. Rate needs are analyzed on both an accident and calendar year basis and take into consideration the Company’s competitive position, catastrophe loads, large loss impacts in addition to actual loss, expense and premium numbers. All rates are reviewed with senior management prior to implementation.

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

Another key to the Company’s success is identifying and procuring profitable business. Profitable business is a direct result of exercising discipline in the underwriting process. The Company continues to focus on underwriting discipline, even when it means declining new business. This commitment to maintaining our discipline has provided stability and profitability, which is evident in our results. These underwriting responsibilities are shared with the Company and agent.

The Company remains committed to the independent agency force which is our source for future growth and is geographically spread across the state of Michigan. Our objective is to be ranked among the top four insurers within each agency. Our independent agencies represent other insurance companies and are established businesses in the communities in which they operate. Our agencies generally market and write the full range of our products. We believe our relationships with our agencies are very good.

We depend upon our agency force to produce new business and to provide customer service. Policy retention is also an important component of agency relations. Our network of independent agencies also serves as an important source of information about the needs of our policyholders. This information is used to develop new products and new product features. Semi-annually the Company holds an agency council meeting. Agency council is comprised of the Company’s top performing agents from communities throughout the State of Michigan. During these meetings information is received and distributed on new products and business strategies that are being planned by the Company. Agency council serves as a sounding board for management and our agents.

We compensate agencies through a fixed base commission with an opportunity for profit sharing, depending on the profitability of the business we receive from the agency. Our agencies are monitored and supported by the Vice President of Marketing and three experienced marketing representatives. Three personal lines underwriters and two commercial lines underwriters also support agency relations with direct calling efforts. Claim representatives also make direct contact with agencies while handling claims. The Company is very focused on developing strong relationships with our agency force and agency visits are an integral component of agency relations. Each agency visit is documented within a proprietary Agency Visit Log which serves as a customer relationship management tool used by all employees.

UNDERWRITING

We underwrite each policy application by evaluating each risk with consistently applied standards. We maintain information on all aspects of our business that is regularly reviewed to determine product line profitability. We employ seven underwriters who specialize in personal lines, commercial lines, marine, and farm. The underwriters are supported by an experienced group of underwriting assistants and processors. This group handles initial screening of applications, running of reports, and policy issuance.

We have, in the past, relied heavily on underwriting information gathered from outside sources. Motor Vehicle Reports are obtained from the state of Michigan on all auto and marine applications. An exchange of claims information is available through two independent firms or through inquiry to the prior insurer and is accessed for all applicable applications. We believe the financial stability and responsibility of the insured has emerged as a reliable indicator of future loss potential. Extensive independent analysis has been done to support this correlation in the industry. In the commercial lines, financial stability has always been an acceptable underwriting criteria and the Insurance Company obtains either a Dun & Bradstreet report or other financial information on every policy application. In personal lines, an Insurance Score is obtained on every submission and insureds are tiered to receive the appropriate premium for their score. An Insurance Score is a numerical score from 200 to 900, with higher number being a better score, which is based on information in a person’s credit report maintained by one of the several national credit reporting firms. The Insurance Company’s pricing is targeted to attract policyholders with above average Insurance Scores. Insured’s with an Insurance Score of 700 or more or a strong Dun & Bradstreet report are part of the Insurance Company’s target market in all lines. Although we target insureds with Insurance Scores of 700 and above, we have policies in effect where the relevant Insurance Scores are less than our target. The Michigan Office of Financial and Insurance Regulation has adopted a ban on the use of a credit based insurance score, but the implementation has been stayed due to pending litigation. A further discussion on the use of credit based insurance scores is included under the heading “Insurance Scoring” in the “Regulation” section of Part 1, Item 1.

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

CLAIMS

As of December 31, 2008, the Insurance Company’s claims department included the Senior Vice President of Administration, one manager, an attorney, eleven adjuster and two support staff. Claims are normally received from our independent agencies. Typically, claims are assigned to an in-house adjuster who investigates and settles the claim. To a lesser extent, we assign claims to independent adjusters if, as in the case of a catastrophe, our in-house adjusters cannot promptly adjust such a large volume of claims, or if because of the location of the claim it is more economical to use an independent adjuster. Remote and independent adjusters report all information to the home office electronically. The majority of paper claim files are imaged and maintained electronically at the home office.

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

The Company’s claims department completed several technology initiatives during 2007 and 2008. First, the Company implemented an electronic first notice of loss so that agents can submit a notice of loss to the Company and inquire about the status of a claim electronically from their agency management system. This new feature allows the agent to notify the Company quicker in the event of a loss and allows our adjusters to get in touch with the policyholder in a shorter time frame. The Company also enhanced and added other time saving features to its claims processing system, including the ability to receive email assignments while in the field. Recurring and indemnity payments have also been automated saving processing time. The Company continues to focus on eliminating paper and enhancing inquiry capabilities which are expected to yield increased operating efficiency for the Company and it agency force. The Claims department instituted a policy to contact the insured on the same day we are notified of a loss. This is a customer service enhancement.

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

Our Reinsurance Coverage. We have utilized three primary categories of treaty reinsurance coverage to reduce the impact of major losses. These include multi-lines excess of loss coverage, catastrophe excess of loss coverage, and quota share coverage. We determine the amount and scope of reinsurance coverage to purchase each year based on our evaluation of the risks accepted, consultation with reinsurance professionals and a review of market conditions, including availability and cost. During the years ended December 31, 2008, 2007 and 2006 we ceded to reinsurers $10.7 million, $10.0 million and $8.7 million of earned premiums, respectively.

Multi-Lines Excess of Loss Coverage. The multi-lines excess of loss program is the Company’s primary reinsurance coverage. The excess of loss program is designed to help stabilize financial results, limit exposure on larger risks, and increase capacity. The largest exposure retained by us on any one risk in 2008 was $150,000. The 2008 property coverage for this program provided up to $2,850,000 over the $150,000 retention per risk. The 2008 casualty coverage for this program provided up to $4,850,000 over the $150,000 retention. Our 2008 workers compensation reinsurance provided up to $9,850,000 coverage above the $150,000 retention.

Catastrophic Excess of Loss Coverage. Catastrophic reinsurance protects us from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, blizzard, freezing temperatures, and other extraordinary events. The contract is designed to help stabilize underwriting results and to mitigate the effect of individual loss occurrences. In 2008, we had three layers of catastrophic excess of loss reinsurance providing coverage for up to $24,750,000 above the $1,250,000 retention. We had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would lapse after the second event, in which case we would evaluate the need for a new contract for the remainder of the year. The 2008 reinstatement fees were 100% of the initial premium.

Quota Share Coverage. The Company utilizes quota share reinsurance for its boiler and machinery coverage which is primarily an equipment breakdown endorsement to commercial and farm policies. The contracts are 100% quota share and the Company receives a ceding commission ranging from 32% to 35% on the premiums ceded. The agreements also include profit sharing provisions based on the profitability of the underlying underwriting performance of the business ceded. In 2008, the Company entered into a quota share agreement which covers employment practices liability coverage. The agreement is 100% quota share and the Company receives ceding commission of 35% on the premiums ceded.

Facultative. We utilize facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. Coverage is determined on each individual risk. In 2008, the Company obtained coverage ranging from $100,000 up to $18,900,000 for certain commercial properties it insured. The Company also purchased facultative reinsurance on certain casualty risks ranging from $1,000,000 to $3,000,000 for certain commercial umbrella policies.

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

2009 Reinsurance Coverage. For 2009, the retention under the Multi-Line Excess of Loss program increased to $175,000.

Our Reinsurers. The financial stability of our reinsurers is an important consideration. The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2008, our largest reinsurers based on a percentage of ceded written premiums are set forth in the following table. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total ceded premiums written.

Reinsurer	Ceded Premiums Written	Percentage of Total	A.M. Best Rating
	(000's)
Michigan Catastrophic Claims Association	$4,238	38.8%	(1)
QBE Reinsurance Corp	1,416	12.9%	A
TOA Re Insurance Company of America	1,131	10.3%	A
Motors Insurance Corporation	1,018	9.3%	A-
Hartford Steam Boiler	721	6.6%	A
Hannover Ruckversicherungs—AG	566	5.2%	A
Other	1,844	16.9%	A- or better

Total	$10,934	100.0%

(1)	The MCCA does not receive an A.M. Best rating.

The following table sets forth individual balances of loss and loss adjustment expenses recoverable from reinsurers on both paid and unpaid claims as of December 31, 2008. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total loss and LAE recoverable from reinsurers.

Reinsurer	Loss and loss adjustment expenses recoverable	Percentage of Total Recoverable	A.M. Best Rating
	(000's)
Michigan Catastrophic Claims Association	$1,742	25.5%	(1)
QBE Reinsurance Corp	1,175	17.2%	A
TOA Re Insurance Company of America	1,042	15.2%	A
Motors Insurance Corporation	910	13.3%	A-
Hannover Ruckversicherungs—AG	560	8.2%	A
Dorinco Reinsurance Co.	509	7.4%	A-
Swiss Re America Corporation	475	6.9%	A+
Other	431	6.3%	A- or better

Total	$6,844	100.0%

(1)	The MCCA does not receive an A.M. Best rating.

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

The investment committee, appointed by the Insurance Company’s board of directors, sets our investment policy. The investment committee meets twice each year to review the investment portfolio, asset allocation, performance, and liquidity. The Company utilizes an outside professional investment management firm for its fixed maturity securities. The firm specializes in management of insurance company investment portfolios. Professional asset management was deemed practical to allow for constant review of the portfolio and specialized focus.

See Note 1—Summary of Significant Accounting Policies to the consolidated financial statements included under Item 8 of this Form 10-K for a description of the Company’s fair value measurement approach to its investment portfolio.

The following table sets forth information concerning the composition of the Company’s investment portfolio at December 31:

	December 31, 2008
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$9,088,700	$9,381,827	$9,381,827	16.0%
States and political subdivisions	23,010,088	22,512,803	22,512,803	38.5%
Corporate securities	5,116,362	5,093,674	5,093,674	8.7%
Mortgage-backed securities	17,378,907	16,970,479	16,970,479	29.0%

Total fixed maturities	54,594,057	53,958,783	53,958,783	92.2%
Equity securities—mutual funds:	7,704,834	4,560,368	4,560,368	7.8%

Total investments	$62,298,891	$58,519,151	$58,519,151	100.0%

At December 31, 2008, our fixed maturity portfolio had a fair value of approximately $54.0 million. All of the fixed maturity investments are rated by Moody’s as investment grade with an average credit quality rating of AA+ and an average duration of 4.1 years. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments. At December 31, 2008, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap—29%, mid-cap—24%, small-cap—26%, specialty—3% and international 18%.

	December 31, 2007
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and Obligations of U.S. government corporations and agencies	$3,172,509	3,198,181	$3,198,181	5.4%
States and political subdivisions	25,421,294	25,761,183	25,761,183	43.8%
Corporate securities	6,928,699	6,833,902	6,833,902	11.6%
Mortgage-backed securities	14,710,728	14,735,608	14,735,608	25.1%

Total fixed maturities	50,233,230	50,528,874	50,528,874	85.9%
Equity securities—mutual funds:	7,485,046	8,305,133	8,305,133	14.1%

Total investments	$57,718,276	$58,834,007	$58,834,007	100.0%

At December 31, 2007, our fixed maturity portfolio had a fair value of approximately $50.5 million. All of the fixed maturity investments are rated by Moody’s as investment grade with an average credit quality rating of AA+ and an average duration of 5.1 years. As a result, the market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments. At December 31, 2007, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap—30%, mid-cap—21%, small-cap—25%, specialty—4% and international 20%.

The following table shows the ratings distribution of the Company’s fixed maturity portfolio by rating as a percentage of fair value as of December 31, 2008:

	As of December 31, 2008
Rating	Fair Value	Percent of Fair Value
“AAA”	$29,697,646	55.0%
“AA”	15,105,838	28.0%
“A”	9,117,299	16.9%
No Rating	38,000	0.1%

Total Fixed maturities	$53,958,783	100.0%

The Company reviews the status and market value changes of its investment portfolio on at least a quarterly basis during the year, and any provisions for other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing its fixed maturity securities for other than temporary impairment, the Company takes into consideration the security’s market price history, the length of time that the security’s fair value has been below cost, the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities market conditions, and analyst expectations, to reach its conclusions. In reviewing its equity securities, which currently consist of mutual funds, the Company takes into consideration the mutual fund’s market price history, the length of time that the fund’s fair value has been below cost, the individual investments held within the mutual fund, most current audit opinion, industry and securities market conditions, and analyst expectations to reach its conclusions. In addition to analyzing each individual security that has a fair value below cost, the Company also considers its intent and ability to hold a security until its maturity, in the case of a fixed maturity security, or until its fair value is equal to or greater than its cost.

The following two tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2008 and 2007.

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	8,377,480	383,576	3,115,265	338,190	11,492,745	721,766
Corporate securities	1,396,720	43,584	571,754	28,246	1,968,474	71,830
Mortgage-backed securities	4,578,839	637,609	937,578	75,759	5,516,417	713,368

	14,353,039	1,064,769	4,624,597	442,195	18,977,636	1,506,964

Equity securities—mutual funds	2,804,128	1,617,854	1,756,240	1,526,612	4,560,368	3,144,466

Total	$17,157,167	$2,682,623	$6,380,837	$1,968,807	$23,538,004	$4,651,430

As of December 31, 2008, the portfolio included 26 fixed maturity securities and 10 equity securities in an unrealized loss position for less than 12 months and 12 fixed maturity securities and 5 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, five were trading between 73% and 84% of amortized cost, twelve were trading between 85% and 94% of amortized cost and the remaining twenty-one were trading at or above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities. During 2008, the Company wrote down a corporate bond as it deemed the security to be other than temporarily impaired. The impairment loss was $362,000 and is included in net realized investment losses on investment in the consolidated statement of operations for the year ended December 31, 2008.

Of the fifteen equity securities in an unrealized loss position, the range of market value to cost was from 37% up to 83%. While all of these securities are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities in addition to the fact that the Company has both the intent and ability to hold these securities until their recovery supports our view that these securities were not other-than-temporarily impaired.

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

The following table presents the maturity profile of our fixed maturity investments as of December 31, 2008 and 2007. As noted above the average duration of the portfolio at December 31, 2008 was 4.1 years compared to 5.1 years at December 31, 2007. Actual maturities of mortgaged-backed securities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment.

	December 31, 2008
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$3,666,953	$3,689,678	6.8%
Due after one year through five years	12,326,591	12,642,551	23.4%
Due after five years through 10 years	18,597,139	18,327,983	34.0%
Due after 10 years	2,624,467	2,328,091	4.3%
Mortgage-backed securities	17,378,907	16,970,480	31.5%

Total	$54,594,057	$53,958,783	100.0%

	December 31, 2007
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$2,921,943	$2,916,466	5.8%
Due after one year through five years	8,165,030	8,194,183	16.2%
Due after five years through 10 years	19,025,889	19,276,699	38.1%
Due after 10 years	5,409,641	5,405,918	10.7%
Mortgage-backed securities	14,710,727	14,735,608	29.2%

Total	$50,233,230	$50,528,874	100.0%

Management of Market Risk. We are subject to various market risk exposures, including interest rate risk and equity price risk. Our primary risk exposure is to changes in interest rates. We manage market risk through our investment committee and through the use of an outside professional investment management firm. We are vulnerable to interest rate changes because, like other insurance companies, we invest primarily in fixed maturity securities, which are interest-sensitive assets. Mortgage-backed securities, which make up approximately 29% of our investment portfolio, are particularly susceptible to interest rate changes. We invest primarily in classes of mortgage-backed securities that are less vulnerable to prepayment risk and, as a result, somewhat less sensitive to interest rate risk than other mortgage-backed securities.

The value of our equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

Effect of Interest Rate Changes. Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Therefore, an adverse change in market prices of these securities would result in losses reflected in the balance sheet. The following table shows the effects of a change in interest rates on the fair value of our fixed maturity investment portfolio. We have assumed an immediate increase or decrease of 1% or 2% in interest rates. You should not consider this assumption or the values shown in the table to be a prediction of actual future results. The other financial instruments, which include cash, premiums due from reinsurers and accrued investment income, do not produce a significant difference in fair value when included in the market risk due to their short-term nature.

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$49,309	$(4,650)
1%	51,613	(2,346)
0	53,959	—
-1%	56,346	2,387
-2%	58,775	4,816

A.M. BEST RATING

In January 2009, A.M. Best, which rates insurance companies based on factors of concern to policyholders, reaffirmed Fremont Insurance Company’s financial strength rating (FSR) of “B++” (Good) rating and changed the outlook from stable to positive. A.M. Best assigns “B++” ratings to companies that, in its opinion, have demonstrated very good overall performance when compared to the standards established by A.M. Best. In evaluating our financial and operating performance, A.M. Best reviews our profitability, leverage and liquidity, as well as our book of business, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our loss reserves, the adequacy of our surplus, our capital structure, the experience and competency of our management, and our market presence. We have no assurance that A.M. Best will not reduce our current rating in the future. A.M. Best ratings are not directed toward the protection of investors. As such, our A.M. Best rating should not be relied upon as a basis for an investment decision to buy our common stock.

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

We are licensed to write insurance only in Michigan and are subject to supervision and regulation by the Michigan Office of Financial and Insurance Regulation (“OFIR”). OFIR requires the filing of annual, quarterly and other reports relating to the financial condition of insurance companies doing business in Michigan. The authority of the OFIR includes, among other things:

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

Examinations. Examinations are regularly conducted by the OFIR every three to five years. In April 2008, OFIR completed an examination of the Insurance Company as of December 31, 2006. The examination did not result in any material adjustments to the Insurance Company’s financial position. In addition, there have been no substantive qualitative matters indicated that would have had an adverse impact on the Insurance Company’s operations.

NAIC Risk-Based Capital Requirements. In addition to state-imposed insurance laws and regulations, the OFIR administers the risk based capital standards adopted by the National Association of Insurance Commissioners (“NAIC”) that require insurance companies to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, we first determine our risk-based capital level by taking into account risks with respect to our assets and underwriting risks relating to our liabilities and obligations. We then compare our “total adjusted capital” to the base level. Our “total adjusted capital” is determined by subtracting our liabilities from our assets in accordance with rules established by the OFIR.

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

The Insurance Company has always exceeded the required levels of capital for compliance and has always been in compliance. There can be no assurance, however, that the capital requirements applicable to our business will not increase in the future. As of December 31, 2008, our risk-based capital authorized control level was $2,914,308 and our total adjusted capital was $33,169,079, yielding a ratio of 11.4.

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

NAIC values

		IRIS Ratios		Our Results
		Over	Under	2008
1	Gross Premiums Written to Surplus	900	—	184
2	Net Premiums Written to Surplus	300	—	151
3	Change in Net Premiums Written	33	(33)	14
4	Surplus Aid to Surplus	15	—	0
5	Two-Year Overall Operating Ratio	100	—	87
6	Investment Yield	6.5	3	3.2
7	Gross Change in Surplus	50	(10)	(2)
8	Net Change in Adjusted Surplus	25	(10)	(2)
9	Liabilities to Liquid Assets	105	—	58
10	Gross Agents’ Balances to Surplus	40	—	2
11	One-Year Reserve Development to Surplus	20	—	(8)
12	Two-Year Reserve Development to Surplus	20	—	(15)
13	Estimated Current Reserve Deficiency to Surplus	25	—	(15)

(1)	“*” denotes results outside of the usual range
(2)	“—” denotes no lower limit on the range

As of December 31, 2008, all of the Company’s ratios were within the acceptable range.

Guaranty Fund. We participate in the Property and Casualty Guaranty Association of the State of Michigan (“PCGA”), which protects policyholders and claimants against losses due to insolvency of insurers. When an insolvency occurs, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. We recognize a liability for insurance related assessments when an assessment has been imposed or information available indicates it is probable that an assessment will be imposed, or an event obligating us to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated. We incurred approximately $15,000, $12,000 and $11,000 in assessments related to the PCGA in 2008, 2007 and 2006, respectively.

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

Michigan Basic Property Insurance Association. The Michigan Basic Property Insurance Association (“MBPIA”) provides basic insurance to property-owners who cannot obtain insurance through insurance carriers in the normal course of business due to a high-risk exposure. The MBPIA assesses insurance carriers in Michigan a fee for continuation of the association based on the amount of losses incurred by the association and the amount of net written premium of the carrier related to property insurance. The assessment was approximately $77,000 and $107,000 in 2008 and 2007, respectively. There was no assessment in 2006.

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

On January 12, 2005, the Governor of Michigan and the Commissioner of the Office of Financial and Insurance Regulation (“OFIR”) issued proposed rules to reduce base insurance rates and ban the use of insurance credit scores as a rating factor or as a basis to refuse to insure or limit coverage on personal insurance. Personal insurance includes private passenger automobile, homeowners, motorcycle, boat, personal watercraft, snowmobile, recreational vehicle, mobile-homeowners and non-commercial dwelling fire lines. The proposed ban was to be effective on July 1, 2005. The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit on March 25, 2005 in Barry County Circuit Court seeking relief from the proposed ban. On April 25, 2005 the Circuit Court issued a final order in the matter of IIM et al v. OFIR, pertaining to insurers’ use of insurance credit scores to provide discounts on personal lines of insurance. In the final order the Circuit Court ruled in favor of IIM, ordering that Plaintiff’s request for declaratory relief is granted, and the OFIR rules, R 500.2151-2155 were declared illegal, invalid and unenforceable. It was further ordered that Defendant was permanently enjoined from enforcing these rules.

The Commissioner of the OFIR filed an appeal to this ruling in the Michigan Court of Appeals. The appeal was heard before the appellate court on October 10, 2006. In a 2-1 decision, the Michigan Court of Appeals on September 22, 2008 vacated the Barry County Circuit Court and ruled that the administrative rules to ban the use of credit-based insurance scoring were valid. The industry had been prepared in the event of an unfavorable ruling and on October 2, 2008 IIM has sought leave to appeal that decision to the Michigan Supreme Court. The Supreme Court is under no timetable to determine if they will take up the case. Until such time that they decide whether or not to take up the appeal, which could be up to a year, the stay remains in effect and we will continue to utilize insurance scoring as a pricing tool.

Holding Company Regulation. Most states, including Michigan, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit the OFIR and any other relevant insurance departments to examine the Insurance Company and the Holding Company at any time, to require disclosure of material transactions between them and to require prior approval of transactions, such as extraordinary dividends from the Insurance Company to the Holding Company. All transactions between companies within a holding company system must be fair and equitable to the insurance company. Under Michigan law, the maximum amount of dividends that may be paid by an insurer to its stockholders during any twelve-month period without approval of the OFIR is the greater of 10% of the insurer’s surplus as reported on the most recent annual statement filed with the OFIR or the net income, excluding realized capital gains, of the insurer for the twelve-month period covered by such annual statement.

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

Under the current rules we are subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting. For the year ended December 31, 2009, we will be subject to both the management assessment of our internal controls over financial reporting as well as the related attestation by our independent registered public accounting firm.

ITEM 1A. RISK FACTORS

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

All insurance policies we write are generated in Michigan, with a significant portion in four counties: Kent, Newaygo, Van Buren and Muskegon. Companies with a more diversified geographic portfolio would not be as exposed to Michigan weather as we are.

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

The Michigan Office of Financial and Insurance Regulation (“OFIR”) regulates numerous aspects of our business and financial condition, which include:

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

On January 12, 2005, the Governor of Michigan and the Commissioner of the Office of Financial and Insurance Regulation (“OFIR”) issued proposed rules to reduce base insurance rates and ban the use of insurance credit scores as a rating factor or as a basis to refuse to insure or limit coverage on personal insurance. Personal insurance includes private passenger automobile, homeowners, motorcycle, boat, personal watercraft, snowmobile, recreational vehicle, mobile-homeowners and non-commercial dwelling fire lines. The proposed ban was to be effective on July 1, 2005. The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit on March 25, 2005 in Barry County Circuit Court seeking relief from the proposed ban. On April 25, 2005 the Circuit Court issued a final order in the matter of IIM et al v. OFIR, pertaining to insurers’ use of insurance credit scores to provide discounts on personal lines of insurance. In the final order the Circuit Court ruled in favor of IIM, ordering that Plaintiff’s request for declaratory relief is granted, and the OFIR rules, R 500.2151-2155 were declared illegal, invalid and unenforceable. It was further ordered that Defendant was permanently enjoined from enforcing these rules.

The Commissioner of the OFIR filed an appeal to this ruling in the Michigan Court of Appeals. The appeal was heard before the appellate court on October 10, 2006. In a 2-1 decision, the Michigan Court of Appeals on September 22, 2008 vacated the Barry County Circuit Court and ruled that the administrative rules to ban the use of credit-based insurance scoring were valid. The industry had been prepared in the event of an unfavorable ruling and on October 2, 2008 IIM has sought leave to appeal that decision to the Michigan Supreme Court. The Supreme Court is under no timetable to determine if they will take up the case. Until such time that they decide whether or not to take up the appeal, which could be up to a year, the stay remains in effect and we will continue to utilize insurance scoring as a pricing tool.

Even if successful on appeal, other reform legislation or regulatory action by OFIR could limit the effective use of this underwriting measure.

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

Michigan’s laws and regulations, specifically the Michigan Essential Insurance Act (“MEIA”), limit our ability to cancel or refuse to renew personal automobile and homeowner policies and subject program withdrawals to prior approval by OFIS. The MEIA requires an insurer to insure every applicant for insurance that meets the minimum requirements and the insurer’s underwriting rules. The underwriting rules must be applied uniformly to all applicants and policyholders. Each insurer must file its underwriting rules with OFIR. In addition, MEIA limits rating criteria that insurers may employ, requires insurers to develop a “secondary” or merit rating plan under which premium surcharges are levied on poor drivers, establishes a joint underwriting association to provide insurance to individuals who cannot obtain coverage in the insurance market, and regulates other types of coverage and informational requirements.

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

Anti-takeover provisions in our articles of incorporation and bylaws may discourage takeover attempts and prevent or frustrate attempts to replace or remove our management, which could limit your opportunity to receive a high value for your stock if another company seeks to acquire us.

Our articles of incorporation and bylaws contain provisions that have the effect of discouraging or preventing takeover attempts not supported by our board of directors. In addition, these provisions may also prevent or frustrate attempts to replace or remove our management. Management entrenchment may also have the effect of discouraging potential purchasers from making takeover offers. Examples of these provisions include, among other things:

•	Staggered three-year terms for the members of the board of directors;

•	Super-majority provisions for amendment of our articles of incorporation or bylaws;

•	Restrictions on voting of common stock by any individual, entity or group owning more than 10% of the common stock;

•	Provisions allowing the directors to issue preferred stock with voting rights;

•

Provisions that require the board of directors, before it approves, adopts or recommends any offer of any person to make a tender or exchange offer for any Fremont Common Stock, to merge or consolidate Fremont with any other entity, or to purchase or acquire all or substantially all of Fremont's assets, to evaluate the offer and determined that it would be in compliance with all applicable laws and that the offer is in the best interests of Fremont and its shareholders; and

•	The shareholder rights plan.

In addition, the Michigan Insurance Code provides that no person may acquire 10% or more of our voting stock, or more than 5% of our voting stock within 5 years of the conversion, without approval of the Commissioner of Michigan’s Office of Financial and Insurance Regulation (“Insurance Commissioner”).

Takeover attempts generally include offering shareholders a premium for their stock. Therefore, preventing a takeover attempt may cause you to lose an opportunity to sell your shares at a premium.

The current financial crisis has resulted in unprecedented levels of market volatility. Governmental initiatives intended to alleviate the crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect our results of operations, financial condition and liquidity in ways that we cannot predict.

Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent weeks, this volatility and disruption has reached unprecedented levels. These circumstances have also exerted downward pressure on stock prices and reduced access to the debt markets. This unprecedented market volatility and general decline in the equity markets has directly and materially affected our results of operations and our investment portfolio.

Legislation has been passed in an attempt to stabilize the financial markets. This legislation includes a provision to grant the U.S. Treasury Department the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions. This legislation or similar proposals, as well as companion actions such as monetary or fiscal actions of the U.S. Federal Reserve Board or comparable authorities in other countries, may fail to stabilize the financial markets. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates and foreign exchange rates, which could materially affect our investments, results of operations and liquidity in ways that we cannot predict. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect our results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position or our liquidity.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including state insurance regulators, state securities administrators, the Securities and Exchange Commission, the U.S. Department of Justice and state attorneys general. In light of the current financial crisis, some of these authorities are or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our results of operations, financial condition and liquidity.

The markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates and equity prices which may adversely affect our results of operations, financial condition or liquidity.

The markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates and equity prices. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio. If significant, declines in equity prices and changes in U.S. interest rates could have a material adverse effect on our consolidated results of operations, financial condition or liquidity. In addition, in the conduct of our business, there could be scenarios where in order to fulfill our obligations and to raise incremental liquidity, we would need to sell assets at a loss due to the unrealized loss position in our overall investment portfolio and the lack of liquidity in the credit markets.

Losses due to defaults by others, including issuers of investment securities or reinsurance and derivative instrument counterparties, could adversely affect the value of our investments, results of operations, financial condition or cash flows.

Issuers or borrowers whose securities or loans we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows.

Our investment portfolio includes investment securities in the financial services sector that have experienced defaults recently. Further defaults could have a material adverse effect on our results of operations, financial condition or cash flows. The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. However, if issuers or borrowers, whose securities or loans we hold, are acquired, merge or otherwise consolidate with other issuers or borrowers whose securities or loans we hold, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.

The amount of statutory capital that we have and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market and credit market conditions and changes in rating agency models.

We conduct our business through our licensed insurance company subsidiary. Accounting standards and statutory capital and reserve requirements for this entity are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for property and casualty companies. The RBC formula for property and casualty companies adjusts statutory surplus levels for certain underwriting, asset, credit and off-balance sheet risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by our insurance subsidiary (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiary must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiary. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current rating.

To the extent that our statutory surplus is deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing. Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.

We may experience a downgrade in our financial strength or credit ratings, which may make our products less attractive, which would have an adverse effect on our business, results of operations, financial condition and liquidity.

Financial strength and credit ratings are an important factor in establishing the competitive position of insurance companies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may be required to take in response to the actions of rating agencies, which may adversely affect us.

Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade, or an announced potential downgrade in the rating of our financial strength or of our insurance subsidiary could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings.

Other factors not currently anticipated by management may also materially and adversely affect our financial position and results of operations. We do not undertake, and expressly disclaim, any obligation to update or alter our statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 2.	PROPERTIES

We own our office, located at 933 E. Main Street, Fremont, Michigan, which is a 30,000 square foot brick veneer building constructed in 1981. There is no mortgage indebtedness on the building. Management believes that the building is sufficient for the needs of the Company, both now and in the foreseeable future.

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

	High	Low
December 31, 2008
First Quarter	$20.85	$17.50
Second Quarter	$20.75	$17.50
Third Quarter	$19.71	$16.05
Fourth Quarter	$19.00	$14.50

December 31, 2007
First Quarter	$28.40	$21.84
Second Quarter	$27.57	$23.35
Third Quarter	$23.79	$18.69
Fourth Quarter	$22.33	$17.14

As of March 16, 2009, the Company had 43 shareholders of record. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company which holds all but 11,020 of the Company’s outstanding shares, is treated as one holder.

During the third quarter of 2008, the Holding Company began paying a quarterly cash dividend. The Holding Company paid a quarterly dividend of $.03 per share in both the third and fourth quarter of 2008. Each dividend totaled approximately $53,000. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.

Information relating to securities authorized for issuance under equity compensation plans is set forth under Part III, Item 12 of this report and is incorporated herein by reference.

The following table sets forth the repurchases of common stock for the quarter ended December 31, 2008:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2008—October 31, 2008	11,000	$17.48	11,000	69,000
November 1, 2008—November 30, 2008	10,000	$16.70	10,000	59,000
December 1, 2008—December 31, 2008	—	$—	—	59,000
Total	21,000	$17.11	21,000	—

(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company. The financial data for 2008, 2007, 2006, 2005 and 2004 reflects the consolidated results of operations and financial position of the Holding Company and the Insurance Company including the effects of the Conversion which occurred on October 15, 2004. You should read this data in conjunction with the Company’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Income Statement Data:
Direct premium written	$60,882	$53,956	$48,869	$45,516	$41,971
Net premium written	50,025	44,004	40,263	39,512	36,504
Net premium earned	47,503	42,774	39,249	38,756	27,196
Net investment income	2,213	2,165	1,888	1,689	1,176
Net realized investment gain (loss)	(127)	1,978	520	609	276
Other income, net	615	471	417	397	386

Total revenue	50,204	47,388	42,074	41,451	29,034

Net loss and loss adjustment expense	29,019	24,424	17,565	20,704	17,039
Policy acquisition and other underwriting expense	15,847	15,897	13,600	12,508	9,615
Interest expense	—	146	228	309	487
Demutualization expenses	—	—	—	—	302

Total expenses	44,866	40,467	31,393	33,521	27,443

Income (loss) before federal income tax expense (benefit)	5,338	6,921	10,681	7,930	1,591
Federal income tax expense (benefit) (1)	1,577	2,037	3,466	(1,152)	78

Net income (loss)	$3,761	$4,884	$7,215	$9,082	$1,513

Selected Balance Sheet Data:
Total investments	$58,766	$59,088	$56,910	$51,415	$42,414
Total assets	$92,960	$87,155	$85,877	$75,961	$68,661
Total liabilities	$53,645	$47,729	$51,447	$50,125	$51,356
Stockholders’ equity	$39,315	$39,426	$34,430	$25,836	$17,305
Other Data:
Net loss and LAE ratio (2)	61.1	57.1	44.8	53.4	62.7
Expense ratio (3)	33.4	37.2	34.6	32.3	35.4
GAAP combined ratio (4)	94.5	94.3	79.4	85.7	98.1
Statutory surplus	$33,169	$33,777	$33,670	$25,994	$20,270
Statutory premiums to surplus ratio (5)	1.51	1.30	1.20	1.52	1.80
Per Share Data: (6)
Basic earnings per share	$2.12	$2.75	$4.06	$5.12	0.50
Diluted earnings per share	$2.08	$2.69	$3.98	$5.09	0.50

(1)	In 2005, the Company recorded a federal income tax benefit of $1,152,000 despite having pre-tax income of $7,930,000. The federal income tax benefit was due to the Company recognizing a $3,855,000 reduction in its deferred tax valuation allowance in 2005. See Note 5 to the consolidated financial statements, included elsewhere in this report, for further information regarding federal income taxes.
(2)	The net loss and loss adjustment expense (LAE) ratio is the net loss and LAE in relation to net premium earned.
(3)	The expense ratio is the policy acquisition and other underwriting expenses in relation to net premium earned.

(4)	The sum of net losses, loss adjustment expenses and policy acquisition and other underwriting expenses divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.
(5)	The ratio of net premiums written divided by ending statutory surplus.
(6)	Earnings per share data for 2004 reflects only net income for the period from October 16, 2004 through December 31, 2004, the period after the Conversion. Net income during this period was $902,711.

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

In estimating our loss reserves for the multi-peril lines of business (homeowners, farmowners and commercial) and the general liability line of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2005 to 2008 and the incurred loss development for accident years prior to 2005.

For the property lines of business including special property and personal and commercial auto physical damage as well as the personal and commercial auto liability lines of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2006 to 2008 while the incurred loss development method was used for accident years prior to 2006.

For the workers’ compensation line of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2003 to 2008 and the incurred loss development method for all prior years. Given the longer tail development of workers’ compensation claims and the fact that the Company’s workers’ compensation book of business is relatively small we placed more reliance on the incurred Bornhuetter-Ferguson method.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at December 31, 2008.

The following table shows the breakdown of our gross loss reserves between reported losses and IBNR losses by segment (in thousands):

	December 31,
	2008	2007
Reported losses
Personal	$9,043	$6,211
Commercial	2,538	2,690
Farm	1,228	656
Marine	603	883

	13,412	10,440

IBNR losses
Personal	4,538	3,830
Commercial	2,644	3,121
Farm	447	329
Marine	329	339

	7,958	7,619

Total
Personal	13,581	10,041
Commercial	5,182	5,811
Farm	1,675	985
Marine	932	1,222

	$21,370	$18,059

The following table shows the activity in the loss and LAE reserve balances of the Company for the years ended December 31, 2008, 2007 and 2006, prepared in accordance with accounting principles generally accepted in the United States of America.

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Balance, beginning of year	$18,059	$20,177	$18,867
Less reinsurance balance recoverable	5,601	7,030	5,934

Net balance, beginning of year	12,458	13,147	12,933
Incurred related to:
Current year	31,741	28,556	22,790
Prior years	(2,722)	(4,132)	(5,224)

Total incurred	29,019	24,424	17,566
Paid related to:
Current year	21,111	20,968	14,463
Prior years	5,114	4,145	2,889

Total paid	26,225	25,113	17,352

Net balance, end of year	15,252	12,458	13,147
Plus reinsurance balance recoverable	6,118	5,601	7,030

Balance, end of year	$21,370	$18,059	$20,177

In 2008, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $2,722,000. The redundant development included $814,000 related to homeowners, $864,000 related to commercial multi-peril, $336,000 related to workers compensation, $179,000 related to farm, $204,000 relating to general liability while the remaining lines of business had redundant development of $325,000. The favorable development was concentrated in accident years 2005 through 2007 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2008.

In 2007, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $4,132,000. The redundant development included $1,334,000 related to homeowners, $939,000 related to personal auto, $873,000 related to commercial multi-peril, $280,000 related to workers compensation, $281,000 related to farm while the remaining lines of business had redundant development of $425,000. The favorable development was concentrated in accident years 2004 through 2006 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2007.

In 2006, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $5,224,000. During 2006, all product lines experienced favorable development as follows: homeowners—$1,340,000, personal auto—$1,329,000, commercial multi-peril—$1,247,000, workers compensation—$715,000, farm—$379,000 while the remaining product lines had redundant development of $214,000. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2006. The favorable development was concentrated in accident years 2003 through 2005 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves.

The following table shows the development of our reserves for unpaid losses and LAE on a GAAP basis for each of the years ended December 31, from 1998 to 2008. The line in the table titled “Net liability for loss and LAE,” shows the initial reserves at the balance sheet date, including losses and LAE incurred but not reported. The portion of the table titled “Cumulative net paid as of,” shows the cumulative amounts subsequently paid as of successive years with respect to the reserve shown at the top of the table. The portion of the table titled “Re-estimated net liability as of:” shows the re-estimated amount of the previously reported liability for loss and LAE based on experience as of the end of each succeeding year. The estimates of liability for loss and LAE change as more information becomes available about the frequency and severity of claims for individual years. A redundancy (or deficiency) exists when the re-estimated amount of liability at each December 31 is less (or greater) than the prior liability estimate. The “Net cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years and does not present accident year loss development. The portion of the table titled “Gross liability end of year” shows the impact of reinsurance for the years shown, reconciling the net reserves in the upper portion of the table to gross reserves. In evaluating the re-estimated liability and cumulative redundancy (deficiency), it should be noted that each data point includes the effects of changes in amounts for prior periods. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross liability for loss & LAE—end of year	$7,606	$8,942	$7,830	$11,061	$8,677	$13,878	$18,973	$18,867	$20,177	$18,059	$21,369
Reinsurance recoverables	3,256	5,175	3,611	5,434	4,302	7,742	9,187	5,934	7,030	5,600	6,118

Net liability for loss & LAE—end of year	$4,350	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933	$13,147	$12,459	$15,251

Net liability for loss & LAE	$4,350	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933	$13,147	$12,459	$15,251

Cumulative net paid as of:
One year later	2,191	2,085	3,798	3,815	3,000	1,996	3,722	2,889	4,145	5,114
Two years later	2,309	3,068	4,973	5,156	3,807	3,007	2,905	3,895	5,448
Three years later	2,847	3,419	5,778	5,552	4,415	2,617	3,295	4,368
Four years later	3,012	3,862	5,928	5,570	4,373	2,796	3,339
Five years later	3,234	3,867	5,884	5,484	4,595	2,810
Six years later	3,219	3,889	5,819	5,705	4,597
Seven years later	3,241	3,912	5,860	5,704
Eight years later	3,261	3,952	5,860
Nine years later	3,261	3,952
Ten years later	3,261

Re-estimated net liability as of:
One year later	3,758	3,372	5,384	5,315	5,462	5,470	7,431	7,709	9,015	9,737
Two years later	3,099	3,610	5,747	6,083	5,547	4,786	4,910	6,349	7,270
Three years later	3,161	3,835	6,191	6,318	5,385	3,538	4,189	5,374
Four years later	3,296	4,114	6,245	6,233	4,917	3,371	3,951
Five years later	3,450	4,125	6,159	5,909	4,852	3,263
Six years later	3,459	4,135	6,099	5,883	4,843
Seven years later	3,485	4,210	6,062	5,880
Eight years later	3,483	4,174	6,061
Nine years later	3,484	4,171
Ten years later	3,484

Net cumulative redundancy (deficiency)	$866	$(404)	$(1,842)	$(253)	$(468)	$2,873	$5,835	$7,559	5,877	2,722

Gross re-estimated liability—latest	$8,637	$8,956	$13,457	$11,660	$10,985	$10,162	$10,088	$10,013	$11,666	$13,653
Re-estimated reinsurance recoverables	5,153	4,785	7,396	5,780	6,142	6,899	6,137	4,639	4,396	3,916

Net re-estimated liability—latest	$3,484	$4,171	$6,061	$5,880	$4,843	$3,263	$3,951	$5,374	$7,270	9,737

Gross cumulative (deficiency) redundancy	$(1,031)	$(14)	$(5,627)	$(599)	$(2,308)	$3,716	$8,885	$8,854	$8,511	$4,406

Investments. At December 31, 2008 and 2007, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and any corresponding deferred tax asset valuation allowance, reported as a component of accumulated other comprehensive income or loss until realized.

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

Results of Operations—Fiscal Years Ended December 31, 2008 and 2007

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our consolidated statements of income for the years ended December 31, 2008 and 2007. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2008	2007	Dollar	Percentage
Underwriting gain
Personal	$(806,725)	$2,687	$(809,412)	(30123.3%)
Commercial	2,744,138	1,278,883	1,465,255	114.6%
Farm	560,365	816,289	(255,924)	(31.4%)
Marine	138,659	354,690	(216,031)	(60.9%)

Total underwriting gain	2,636,437	2,452,549	183,888	7.5%
Other revenue (expense) items
Net investment income	2,212,972	2,165,070	47,902	2.2%
Net realized gains (losses) on investments	(126,735)	1,977,742	(2,104,477)	(106.4%)
Other income	614,828	471,601	143,227	30.4%
Interest expense	—	(146,170)	146,170	100.0%

Total other revenue (expense) items	2,701,065	4,468,243	(1,767,178)	(39.5%)

Income before federal income taxes	5,337,502	6,920,792	(1,583,290)	(22.9%)
Federal income tax expense	(1,576,914)	(2,036,434)	459,520	(22.6%)

Net income	$3,760,588	$4,884,358	$(1,123,770)	(23.0%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the years ended December 31, 2008 and 2007.

	2008	2007	Change	% Change
Direct premiums written	$60,882,499	$53,956,318	$6,926,181	12.8%

Net premiums written	$50,025,098	$44,003,623	$6,021,475	13.7%

Net premiums earned	$47,503,121	$42,773,737	$4,729,384	11.1%
Loss and LAE	29,019,298	24,424,346	4,594,952	18.8%
Policy acquisition and other underwriting expenses	15,847,386	15,896,842	(49,456)	(0.3%)

Underwriting gain (loss)	$2,636,437	$2,452,549	$183,888	7.5%

Loss and LAE ratio	61.1%	57.1%	4.0%
Policy acquisition and other underwriting expense ratio	33.4%	37.2%	(3.8%)
Combined ratio	94.5%	94.3%	0.2%

Premiums. Direct premiums written by major business segment for the years ended December 31 was as follows:

	2008	2007	$ Change	% Change
Personal	$43,482,202	$37,666,972	5,815,230	15.4%
Commercial	10,050,862	9,169,369	881,493	9.6%
Farm	5,257,007	5,103,479	153,528	3.0%
Marine	2,092,428	2,016,498	75,930	3.8%

	$60,882,499	$53,956,318	6,926,181	12.8%

While the Michigan market remained soft and very competitive in 2008 the Company continued to capitalize on the relationships that it has developed with its independent agents. Fremont’s ability to provide its agency force with a consistent, competitive and stable market for their preferred business led to our continued strong growth in 2008. Direct premiums written increased 12.8% in 2008 compared to 2007, with new business up 17.2% and renewal business up 13.0%. The personal segment experienced an increase of 15.4% in direct premiums written in 2008 driven by continued growth in personal auto and homeowners. The in-force policy count increased 11.5% during 2008 compared to 2007 for the personal segment.

Direct premiums written for personal auto increased 25.2% in 2008 with new business up 18.6% and renewal business up 26.5%. Personal auto’s in-force policy count increased 25.0% during 2008 compared to 2007. Personal auto growth continues to be driven by the ease of doing business with Fremont that agents experience via our proprietary web-based rating platform, coupled with several book of business transfers, account rounding of current Fremont homeowner business and a renewal retention ratio in the low 90’s. Homeowners direct premiums written grew by 8.6% in 2008. Homeowners new business increased 7.5% and renewals increased 8.8%. Homeowners in-force policy count increased 6.7% during 2008 compared to 2007. As with personal auto, results were driven by the ease of doing business, book transfers and retention in the low 90’s.

While the commercial segment, especially property driven accounts, has been hit hardest by the soft market, Fremont was able to gain market share and increase its commercial direct premiums written by 9.6%. All commercial product lines showed positive growth with commercial auto up 24.9%, business owners (BOP) up 3.2%, commercial package (CPP) up 2.5% and workers compensation up 29.1%. Our agents have begun to look to Fremont for their commercial business and we were able to write several larger commercial accounts which accounted for upwards of over $325,000 in new business premium. Commercial policy count was up 7.4%.

Farm direct premiums written were up 3.0% driven by renewal premiums which were up 4.8% as new business was down 5.2%. Direct premiums written for the marine business increased 3.8% driven by renewal premiums which were up 5.8%. New business premium was down 1.1% as competition for Michigan boat business remained very strong even with the poor economic factors facing Michigan. The in-force policy count for farm was up slightly, at 0.1% while marine was up 2.6%.

Net premiums written by business segment for the years ended December 31 were as follows:

	2008	2007	$ Change	% Change
Personal	$35,486,111	$30,260,447	5,225,664	17.3%
Commercial	8,109,475	7,559,621	549,854	7.3%
Farm	4,592,638	4,414,615	178,023	4.0%
Marine	1,836,874	1,768,940	67,934	3.8%

	$50,025,098	$44,003,623	6,021,475	13.7%

The increase in net premiums written is due to the overall increase in direct premiums written of $6,926,000 offset by an increase of $905,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the years ended December 31 was as follows:

	2008	2007	$ Change	% Change
Personal	$33,452,206	$29,225,270	4,226,936	14.5%
Commercial	7,711,397	7,497,696	213,701	2.9%
Farm	4,541,837	4,337,542	204,295	4.7%
Marine	1,797,681	1,713,229	84,452	4.9%

	$47,503,121	$42,773,737	4,729,384	11.1%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $5,462,000 offset by an increase of $733,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2008	2007	$ Change	% Change
Loss and LAE:
Personal	$23,099,032	$18,361,023	$4,738,009	25.8%
Commercial	2,394,681	3,432,297	(1,037,616)	(30.2%)
Farm	2,466,282	1,909,207	557,075	29.2%
Marine	1,059,303	721,819	337,484	46.8%

	$29,019,298	$24,424,346	$4,594,952	18.8%

Incurred Claim Count:
Personal	7,413	6,326	1,087	17.2%
Commercial	580	527	53	10.1%
Farm	443	341	102	29.9%
Marine	213	194	19	9.8%

	8,649	7,388	1,261	17.1%

Average Loss and LAE per Claim:
Personal	$3,116	$2,902	$214	7.4%
Commercial	4,129	6,513	(2,384)	(36.6%)
Farm	5,567	5,599	(32)	(0.6%)
Marine	4,973	3,721	1,252	33.6%

	$3,355	$3,306	$49	1.5%

Loss and LAE Ratio:
Personal	69.1%	62.8%
Commercial	31.1%	45.8%
Farm	54.3%	44.0%
Marine	58.9%	42.1%

	61.1%	57.1%

In 2008, the personal segment experienced an increase in incurred loss and LAE as well as the loss and LAE ratio driven primarily by the personal auto product line and, to a lesser extent, the homeowner’s line. Incurred loss and LAE from personal auto increased $3,759,000 or 45.7% while homeowners increased $1,366,000 or 14.6%. Other personal segment products experienced a decline in incurred loss and LAE of $387,000. The increased incurred loss and LAE in personal auto is driven by exposure and premium growth (up 25.2% in 2008) coupled with increased severity and frequency, particularly in liability coverages. In 2008, incurred loss and LAE from personal auto liability increased $1,588,000 or 84.6%. The increase in incurred loss and LAE in the homeowners line was driven by increased weather related losses experienced primarily during the fourth quarter.

The commercial segment experienced a decrease in incurred loss and LAE of $1,038,000 in 2008. The decreases came from the following product lines: BOP ($150,000), CPP ($756,000), workers compensation ($85,000) and all others ($47,000). BOP and CPP were positively impacted by fewer fire related losses in 2008 coupled with redundant loss development on prior year claims. Workers compensation was also positively impacted by redundant development on prior years claims.

The farm segment experienced higher loss and LAE during 2008 as compared to 2007 due to an increase in losses attributable to weather conditions as well as fire related losses. The increase in loss and LAE in the marine segment is due to an increase in both frequency and severity experienced in 2008 compared to 2007.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the years ended December 31 were as follows:

	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$7,822,850	$7,323,488	$499,362	6.8%
Other underwriting expenses	8,024,536	8,573,354	(548,818)	(6.4%)

Total policy acquisition and other underwriting expenses	$15,847,386	$15,896,842	$(49,456)	(0.3%)

Net premiums earned	$47,503,121	$42,773,737	$4,729,384	11.1%

Expense ratio	33.4%	37.2%	(3.8%)

Amortization of deferred policy acquisition costs (“DAC”) increased in 2008 as compared to 2007 as a result of increased earned premium volume. However, as a percentage of net premiums earned DAC amortization decreased from 17.2% to 16.5% as a result of the increased volume of personal automobile premium which pays a lower commission than other products as well as increased ceding commission. Other underwriting expenses decreased $549,000 or 6.4% in 2008 compared to 2007. The major item contributing to the decrease from 2007 to 2008 was higher non-recurring assessments from state mandated pools and associations in 2007. This decrease was offset by higher depreciation expense and surveys and inspections costs in 2008. Depreciation was up in 2008 due to continued investment in Fremont Complete while surveys and inspections were up due to the continued growth experienced in the personal auto and homeowners product lines.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the years ended December 31 are as follows:

	2008	2007	Change	% Change
Fixed maturities	$2,345,680	$2,067,273	$278,407	13.5%
Equity securities	65,137	102,722	(37,585)	(36.6%)
Cash and cash equivalents	132,028	309,333	(177,305)	(57.3%)

Gross investment income	2,542,845	2,479,328	63,517	2.6%
Less: Investment expenses	(329,873)	(314,258)	15,615	5.0%

Net investment income	$2,212,972	$2,165,070	$47,902	2.2%

Average invested assets (amortized cost basis)	$65,563,774	$61,159,390	$4,404,384	7.2%

Rate of return on average invested assets	3.4%	3.5%	(0.1%)

In 2008, gross investment income from fixed maturities was nearly $280,000 which is 13.5% higher than in 2007. The majority of the increase came from the steady growth in the book value of the portfolio which is up 5.5%. The tax-equivalent portfolio yield on fixed maturities ended 2008 at 4.72%, versus 5.33% at the end of 2007. Up until the fourth quarter of 2008 the tax-equivalent book yield ranged from 5.14% to 5.33%. During the fourth quarter of 2008 the portfolio duration was decreased which resulted in a corresponding decline in the tax-equivalent yield. At December 31, 2008, the portfolio duration was 4.1 years compared to 5.1 years as of December 31, 2007. The moderate duration of the fixed income portfolio should allow for a predictable income stream from these maturities, since the yields are locked in for a number of years even as interest rates in the current market have dropped significantly. If yields remain low for an extended period of time, however, the income from the portfolio may begin to decrease as principal from maturing securities is reinvested into lower rates.

The decrease in investment income from equity securities is due to a decrease in ordinary dividend distributions received from the mutual funds held by the Company as compared to the prior year period. Investment income from cash and cash equivalents was higher during 2007 due to the fact that the Company held a higher level of cash equivalents in contemplation of paying off its surplus notes which took place in September 2007. Investment expenses are up as a result of an increase in general expenses associated with investment activities.

Net realized gains from the portfolio for the years ended December 31 are as follows:

	2008	2007	Change	% Change
Net realized gains (losses)—fixed maturities	$(279,656)	$(233,220)	$(46,436)	(19.9%)
Net realized gains (losses)—equity securities	152,921	2,210,962	(2,058,041)	(93.1%)

Total net realized gains (losses)	$(126,735)	$1,977,742	$(2,104,477)	(106.4%)

In 2008, the Company generated net realized gains on the sale of fixed maturity securities of approximately $82,000 and a net realized loss of $362,000 as a result of a write-down of a fixed maturity security determined to be other than temporarily impaired. Selling activity and net realized gains in the equity portfolio declined in 2008 as a result of the depressed market valuations. During 2007, the Company generated approximately $2,211,000 in equity realized gains as a result of rebalancing the equity portfolio and taking advantage of the unrealized market value appreciation.

Other Income, Net. Other income, net which includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items increased 30.4% to $615,000 in 2008 compared to $471,000 in 2007. The increase was driven by premium volume growth in 2008.

Interest Expense. The Company did not incur interest expense in 2008 as a result of paying off its surplus notes in September 2007. 2007 interest expense was approximately $146,000.

Federal Income Tax. During the year ended December 31, 2008 and 2007 the Company recorded income tax expense of approximately $1,577,000 and $2,036,000 respectively. The decrease is due to a decline in pre-tax income in 2008 compared to 2007. The effective tax rate for 2008 was 29.5 % compared to 29.4% for 2007.

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

Despite soft market conditions in the industry, Fremont was able to generate growth of 1.9% in its commercial segment. The commercial growth was driven by commercial auto and workers compensation. New business grew 26.5%, with renewals down 4.3%, which is consistent with soft market conditions as companies look to retain profitable renewal business which in many instances means lower premiums on renewals. Commercial auto was up 20.2% while workers compensation was up 8.4%. Growth in these two lines was mitigated by a reduction in business owners of 2.0% and a decrease in commercial package of 2.7%. Commercial in-force policy count was up 6.8%. The growth in commercial auto and workers compensation was due to a concerted effort by the commercial department to encourage agents to round out commercial accounts by adding commercial auto and workers compensation coverages. Furthermore, the commercial department focused on expanding it writings of low hazard mono-line workers compensation policies.

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

The increase in the commercial segment incurred loss and LAE and the related ratio was focused in the following product lines: business owners ($647,000), workers compensation ($329,000) and commercial auto ($82,000). The increase in losses for the business owners line was driven by weather related losses sustained during the first three quarters of 2007, several larger fire losses in 2007 as well as favorable development recorded in 2006. The increase in incurred losses and LAE in the workers compensation line was driven by favorable reserve development recorded in 2006.

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

Liquidity and Capital Resources

The principal sources of funds for the Insurance Company are insurance premiums, investment income and proceeds from the maturity and sale of invested assets. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses and dividends paid to the Holding Company.

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

Cash flow provided by operations was $9,452,000 in 2008 compared to $4,303,000 in 2007, an increase of $5,149,000. During the year ended December 31, 2008 as compared to 2007 premiums collected increased $4,878,000 as a result of increased premium writings, net loss and LAE paid increased $716,000 while policy acquisition and other underwriting expenses paid decreased $592,000. Cash paid for income taxes increased $215,000 during 2008 compared to 2007. Other cash provided by operational activities increased $610,000 during the year ended December 31, 2008 compared to 2007.

Cash used in investing activities was $6,087,000 and $2,000,000 during the years ended December 31, 2008 and 2007, respectively, an increase of $4,087,000. During 2008, net cash invested into the Company’s investment portfolio was $4,945,000 compared to $494,000 in 2007, an increase of $4,451,000. The increase in cash placed into the investment portfolio was due to the increase in cash provided by operations. During 2008, there was a decrease in capital expenditures of $367,000. The majority of the Company’s capital expenditures were related to Fremont Complete. Cash used in financing activities of $821,000 consisted primarily of share repurchase of common stock of $732,000 and dividends paid to shareholders of $105,000.

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

During the third quarter of 2008, the Holding Company began paying a quarterly cash dividend. The Holding Company paid a quarterly dividend of $.03 per share in both the third and fourth quarters. Each dividend totaled approximately $53,000. The Company cannot assure our stockholders that dividends will continue to be paid in the future. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The annual future cash requirements of the Holding Company are not foreseen to be significant. They include dividends paid to shareholders and other administrative expenses related to annual filings such as income tax returns and other compliance type filings. During 2008, the Board of Directors of the Insurance Company declared and paid ordinary dividends totaling $700,000 to the Holding Company, its sole shareholder. As of December 31, 2008, the Holding Company had a cash balance of approximately $67,000.

The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and he does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ending December 31, 2009, the Insurance Company can pay a non-extraordinary dividend of up to $2,688,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the company continue to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

Income Taxes

In accordance with FASB Statement No. 109, Accounting for Income Taxes, we may recognize certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss (NOL) and Alternative Minimum Tax (AMT) credit carry-forwards we have available. At December 31, 2008, the Company has NOL carryforwards of approximately $6,948,000 and an AMT credit carryforward of approximately $358,000. The AMT credit carryforward can be carried forward indefinitely. The NOL carryforward expires as follows:

2010	$1,166,000
2011	1,641,000
2012	1,764,000
2018	13,000
2019	898,000
2021	1,466,000

$6,948,000

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan InsuraCorp, Inc.

Fremont, MI

We have audited the accompanying consolidated balance sheets of Fremont Michigan InsuraCorp, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont Michigan InsuraCorp, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, to adopt Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit pension and Other Postretirement Plans.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan

March 24, 2009

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Investments:
Fixed maturities available for sale, at fair value	$53,958,783	$50,528,874
Equity securities available for sale, at fair value	4,560,368	8,305,133
Mortgage loans on real estate from related parties	247,000	253,656

Total investments	58,766,151	59,087,663
Cash and cash equivalents	6,576,564	4,033,158
Premiums due from policyholders, net	8,888,334	7,852,730
Amounts due from reinsurers	6,844,407	6,588,847
Prepaid reinsurance premiums	465,006	258,875
Accrued investment income	594,776	533,843
Deferred policy acquisition costs	3,596,147	3,334,001
Deferred federal income taxes	4,741,726	2,920,648
Property and equipment, net of accumulated depreciation	2,455,766	2,500,988
Other assets	30,670	43,905

	$92,959,547	$87,154,658

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$21,369,524	$18,058,919
Unearned premiums	25,455,624	22,727,515
Reinsurance funds withheld and premiums ceded payable	161,845	199,463
Accrued expenses and other liabilities	6,657,625	6,742,803

Total liabilities	53,644,618	47,728,700

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares,
1,740,154 and 1,779,321 shares issued and outstanding at
December 31, 2008 and 2007, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	8,653,443	7,722,424
Retained earnings	32,507,143	30,395,771
Accumulated other comprehensive income (loss)	(1,845,657)	1,307,763

Total stockholders’ equity	39,314,929	39,425,958

Total liabilities and stockholders’ equity	$92,959,547	$87,154,658

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues:
Net premiums earned	$47,503,121	$42,773,737	$39,249,248
Net investment income	2,212,972	2,165,070	1,887,719
Net realized gains (losses) on investments	(126,735)	1,977,742	519,835
Other income, net	614,828	471,601	417,392

Total revenues	50,204,186	47,388,150	42,074,194

Expenses:
Losses and loss adjustment expenses, net	29,019,298	24,424,346	17,564,611
Policy acquisition and other underwriting expenses	15,847,386	15,896,842	13,599,846
Interest expense	—	146,170	228,403

Total expenses	44,866,684	40,467,358	31,392,860

Income before federal income tax expense	5,337,502	6,920,792	10,681,334
Federal income tax expense	1,576,914	2,036,434	3,466,001

Net income	$3,760,588	$4,884,358	$7,215,333

Earnings per share:
Basic	$2.12	$2.75	$4.06
Diluted	$2.08	$2.69	$3.98

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Retained	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	1,776,025	$7,550,304	$18,296,080	$(10,324)	$25,836,060
Comprehensive income:
Net income			7,215,333		7,215,333
Net unrealized gains on investments, net of taxes				799,014	799,014

Total comprehensive income					8,014,347
Adjustment to initially apply FASB No. 158, net of taxes				524,978	524,978
Stock-based compensation		43,867			43,867
Stock options exercised	1,236	6,000			6,000
Tax benefit from stock options exercised		4,925			4,925

Balance, December 31, 2006	1,777,261	7,605,096	25,511,413	1,313,668	34,430,177

Comprehensive income:
Net income			4,884,358		4,884,358
Net unrealized losses on investments, net of taxes				(52,309)	(52,309)
Amortization of prior service credit, net of tax				(56,550)	(56,550)
Amortization of net actuarial loss, net of tax				102,954	102,954

Total comprehensive income					4,878,453
Stock-based compensation		95,772			95,772
Stock options exercised	2,060	10,000			10,000
Tax benefit from stock options exercised		11,556			11,556

Balance, December 31, 2007	1,779,321	7,722,424	30,395,771	1,307,763	39,425,958

Comprehensive income:
Net income			3,760,588		3,760,588
Net unrealized losses on investments, net of taxes				(3,231,010)	(3,231,010)
Amortization of prior service credit, net of tax				(56,550)	(56,550)
Amortization of net actuarial loss, net of tax				134,140	134,140

Total comprehensive income					607,168
Issued 51,918 shares in payment of 3% stock dividend		1,008,117	(1,008,117)		—
Share repurchases of common stock	(41,000)	(196,390)	(535,760)		(732,150)
Cash dividend			(105,339)		(105,339)
Stock-based compensation		103,228			103,228
Stock options exercised	1,833	9,383			9,383
Tax benefit from stock options exercised		6,681			6,681

Balance, December 31, 2008	1,740,154	$8,653,443	$32,507,143	$(1,845,657)	$39,314,929

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flow

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$3,760,588	$4,884,358	$7,215,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,194,211	769,161	602,687
Deferred income taxes	(196,589)	153,106	21,675
Stock based compensation expense	103,228	95,772	43,867
Net realized (gains) losses on investments	126,735	(1,977,742)	(519,835)
(Loss) gain on sale of property and equipment	—	13,324	(3,543)
Net amortization of premiums on investments	237,529	208,244	205,764
Excess tax benefit from stock options exercised	(6,681)	(11,556)	(4,925)
Changes in assets and liabilities:
Premiums due from policyholders	(1,035,604)	(324,047)	(385,146)
Amounts due from reinsurers	(255,560)	1,294,306	(596,217)
Prepaid reinsurance premiums	(206,131)	145,141	(191,725)
Accrued investment income	(60,933)	(86,432)	(44,474)
Deferred policy acquisition costs	(262,146)	(98,618)	(142,765)
Other assets	13,235	(15,827)	(20,251)
Losses and loss adjustment expenses	3,310,605	(2,117,636)	1,309,741
Unearned premiums	2,728,109	1,264,496	1,025,862
Reinsurance funds withheld and premiums ceded payable	(37,618)	149,150	(976,027)
Accrued expenses and other liabilities	39,063	(42,412)	763,459

Net cash provided by operating activities	9,452,041	4,302,788	8,303,480

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	18,149,032	17,593,034	13,130,310
Proceeds from sales of equity investments	596,555	8,357,144	3,308,845
Purchases of fixed maturity investments	(23,027,043)	(22,754,300)	(16,527,319)
Purchases of equity investments	(663,421)	(3,690,621)	(3,883,545)
Issuance of note receivable from related party	—	—	(5,200)
Repayment of mortgage loans from related party	6,656	7,152	6,686
Proceeds from disposal of property and equipment	—	3,697	—
Purchase of property and equipment	(1,148,989)	(1,515,847)	(1,287,920)

Net cash used in investing activities	(6,087,210)	(1,999,741)	(5,258,143)

Cash flows from financing activities:
Proceeds from exercised stock options	9,383	10,000	6,000
Tax benefit from exercised stock options	6,681	11,556	4,925
Share repurchases of common stock	(732,150)	—	—
Dividends paid to stockholders	(105,339)	—	—
Repayment of surplus notes	—	(2,890,288)	—

Net cash (used in) provided by financing activities	(821,425)	(2,868,732)	10,925

Net (decrease) increase in cash and cash equivalents	2,543,406	(565,685)	3,056,262
Cash and cash equivalents, beginning of year	4,033,158	4,598,843	1,542,581

Cash and cash equivalents, end of year	$6,576,564	$4,033,158	$4,598,843

Supplemental disclosure of cash flow information:
Federal income taxes paid	$2,690,000	$2,475,000	$3,025,000

Interest paid	$—	$348,490	$202,320

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

Stock Splits and Dividends

The fair value of shares issued for stock dividends of 25% or less is transferred from retained earnings to additional paid-in capital, to the extent of available retained earnings. No transfer is recorded for stock dividends or splits in excess of 25%. All share and per share amounts are retroactively adjusted for stock dividends and stock splits. On October 17, 2006, the Company’s Board of Directors approved a two-for-one stock split on its common stock which was accomplished through a stock dividend paid on November 17, 2006. On May 8, 2008, the Board of Directors declared a 3% stock dividend, which was paid on June 5, 2008.

Investments

At December 31, 2008 and 2007, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes and any corresponding deferred tax asset valuation allowance, reported as a component of accumulated other comprehensive income or loss until realized.

The Company reviews the status and market value changes of its investment portfolio on at least a quarterly basis during the year, and any provisions for other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. In reviewing its fixed maturity securities for other than temporary impairment, the Company takes into consideration the security’s market price history, the length of time that the security’s fair value has been below cost, the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities market conditions, and analyst expectations, to reach its conclusions. In reviewing its equity securities, which currently consist of mutual funds, the Company takes into consideration the mutual fund’s market price history, the length of time that the fund’s fair value has been below cost, the individual investments held within the mutual fund, most current audit opinion, industry and securities market conditions, and analyst expectations to reach its conclusions. In addition to analyzing each individual security that has a fair value below cost, the Company also considers its intent and ability to hold a security until its maturity, in the case of a fixed maturity security, or until its fair value is equal to or greater than its cost.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Revenue recognition

Insurance premium revenue is recognized on a pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in-force. Generally, premiums are collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums due from policyholders are net of an allowance for doubtful accounts of $58,678 and $39,029 at December 31, 2008 and 2007, respectively.

Other income consists primarily of premium installment charges which are recognized when earned and other miscellaneous income.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Other comprehensive income or loss

The Company presents other comprehensive income or loss as a component of stockholders’ equity on the consolidated statements of stockholders’ equity and comprehensive income. For the years ended December 31, 2008, 2007, and 2006 the components of other comprehensive income consisted of the following:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Year ended December 31, 2006
Unrealized gains on investments:
Unrealized holding gains arising during the period	$1,730,463	$(588,357)	$1,142,106
Less: reclassification adjustment for gains realized in net income	(519,835)	176,743	(343,092)

Net unrealized gains—other comprehensive income	$1,210,628	$(411,614)	$799,014

Year ended December 31, 2007
Unrealized gains on investments:
Unrealized holding gains arising during the period	$1,898,487	$(645,486)	$1,253,001
Less: reclassification adjustment for gains realized in net income	(1,977,742)	672,432	(1,305,310)

Net unrealized losses	(79,255)	26,946	(52,309)
Amortization of prior service credit	(85,682)	29,132	(56,550)
Amortization of net actuarial loss	155,992	(53,038)	102,954

Other comprehensive loss	$(8,945)	$3,040	$(5,905)

Year ended December 31, 2008
Unrealized losses on investments:
Unrealized holding losses arising during the period	$(5,022,204)	$1,707,549	$(3,314,655)
Less: reclassification adjustment for losses realized in net income	126,735	(43,090)	83,645

Net unrealized losses	(4,895,469)	1,664,459	(3,231,010)
Amortization of prior service credit	(85,682)	29,132	(56,550)
Amortization of net actuarial loss	203,242	(69,102)	134,140

Other comprehensive loss	$(4,777,909)	$1,624,489	$(3,153,420)

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The components of and changes to accumulated other comprehensive income (loss) as of and for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Net Unrealized Gains (Losses) on Investments	Unrecognized Prior Service Credit	Unrecognized Net Actuarial Loss	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2005	(10,324)	$—	$—	$(10,324)
Period Change	799,014	—	—	799,014
Cumulative Adjustment to Initially Apply FAS 158	—	888,138	(363,160)	524,978

Balance, December 31, 2006	788,690	888,138	(363,160)	1,313,668
Period Change	(52,309)	(56,550)	102,954	(5,905)

Balance, December 31, 2007	736,381	831,588	(260,206)	1,307,763
Period Change	(3,231,010)	(56,550)	134,140	(3,153,420)

Balance, December 31, 2008	$(2,494,629)	$775,038	$(126,066)	$(1,845,657)

Losses and loss adjustment expense reserves

Losses and loss adjustment expense (“LAE”) reserves represent the estimated liability for reported losses and loss adjustment expenses and actuarial estimates for incurred but not reported losses and loss adjustment expenses based upon the Company’s actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. The methods of making estimates and establishing these reserves are reviewed regularly, and resulting adjustments are reflected in income currently. The liability for losses and loss adjustment expenses is necessarily an estimate and while it is believed to be adequate, the ultimate liability could exceed or be less than such estimate. The anticipated recoverable salvage and subrogation at December 31, 2008 and 2007 was approximately $131,000 and $344,000, respectively.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

ceded programs to minimize its exposure to significant losses from reinsurer insolvencies. When necessary the Company holds collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Regulation.

Property, equipment and depreciation

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method. Estimated useful lives are: building—35 years, computer equipment including software—3 to 5 years and furniture, fixtures and equipment—5 to 7 years. Software is capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 3 years. Maintenance, repairs and minor renewals are charged to expense as incurred. Depreciation expense was $1,194,211, $769,161 and $602,687 for the years ended December 31, 2008, 2007, and 2006, respectively. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts; any resulting gain or loss is reflected in income.

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

Other Postretirement Benefits

The Company provides certain postretirement health care benefits for retired employees. In December 2004, the Company’s board of directors approved an amendment to the plan, effective December 31, 2004, which significantly reduced the number of eligible participants in the plan, discontinued future eligibility for all other employees and reduced the level of health care benefits for future retirees determined to be eligible as of December 31, 2004. The Company accrues service cost as incurred. The Company’s measurement date for plan assets and obligations is its fiscal year-end.

The Company accounts for its postretirement benefit plan in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158, effective at the end of fiscal year 2006, requires companies to recognize the funded status of defined benefit postretirement plans on the balance sheet and recognize changes in the funded status of the plan in the year in which the changes occur. See Note 10—Employee Benefits for additional information.

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

New Accounting Pronouncements

In 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We have determined that our fair value measurements are in accordance with the requirements of SFAS No. 157, therefore, the implementation of SFAS No. 157 which was effective on January 1, 2008 did not have any impact on our consolidated financial condition or results of operations. The implementation of SFAS No. 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

non-financial liabilities. Accordingly, the provisions of FAS 157 were not applied to nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

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

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of December 31, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities	$53,958,783	$1,669,252	$52,289,531	$—
Equity Securities-Mutual Funds	4,560,368	4,560,368	—	—

Total	$58,519,151	$6,229,620	$52,289,531	$—

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In 2007, the FASB issued Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We implemented SFAS No. 159 effective January 1, 2008 and elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. We believe the current accounting is appropriate for our investments as we have the ability to hold our investments for the long-term, therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

2. Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at December 31, 2008 and 2007 are as follows:

	2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,088,700	$293,127	$—	$9,381,827
States and political subdivisions	23,010,088	224,481	721,766	22,512,803
Corporate securities	5,116,362	49,142	71,830	5,093,674
Mortgage-backed securities	17,378,907	304,940	713,368	16,970,479

	54,594,057	871,690	1,506,964	53,958,783

Equity securities—mutual funds	7,704,834	—	3,144,466	4,560,368

Total	$62,298,891	$871,690	$4,651,430	$58,519,151

	2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,172,509	$27,498	$1,826	$3,198,181
States and political subdivisions	25,421,294	379,800	39,911	25,761,183
Corporate securities	6,928,699	5,531	100,328	6,833,902
Mortgage-backed securities	14,710,728	119,704	94,824	14,735,608

	50,233,230	532,533	236,889	50,528,874

Equity securities—mutual funds	7,485,046	1,023,631	203,544	8,305,133

Total	$57,718,276	$1,556,164	$440,433	$58,834,007

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The cost or amortized cost and estimated fair value of fixed maturities at December 31, 2008, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$3,666,953	$3,689,678
Due after one year through five years	12,326,591	12,642,551
Due after five years through ten years	18,597,139	18,327,983
Due after ten years	2,624,467	2,328,091
Mortgage-backed securities	17,378,907	16,970,480

	$54,594,057	$53,958,783

Net investment income for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
Fixed maturities	$2,345,680	$2,067,273	$1,895,827
Equity securities	65,137	102,722	136,503
Cash and cash equivalents	132,028	309,333	171,428

Gross investment income	2,542,845	2,479,328	2,203,758
Less: Investment expenses	(329,873)	(314,258)	(316,039)

Net investment income	$2,212,972	$2,165,070	$1,887,719

Net realized gains (losses) on investments for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
Gross realized investment gains:
Fixed maturities	$134,192	$1,768	$20,682
Equity securities	152,921	2,212,185	597,808

	287,113	2,213,953	618,490

Gross realized investment losses:
Fixed maturities	(413,848)	(234,988)	(60,352)
Equity securities	—	(1,223)	(38,303)

	(413,848)	(236,211)	(98,655)

Net realized gains on investments	$(126,735)	$1,977,742	$519,835

During the year ended December 31, 2008, other-than-temporary impairment losses on available-for-sale fixed maturity investments amounted to $362,000 and are included in net realized investment gains (losses) on investments in the consolidated statement of operations. There were no other-than-temporary impairment losses in 2007 or 2006.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Sales of available-for-sale fixed maturities resulted in the following during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Proceeds	$11,955,068	$9,639,200	$7,450,369

Gross gains	$134,192	$1,768	$20,682

Gross losses	$51,848	$234,988	$60,352

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2008 and 2007.

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	8,377,480	383,576	3,115,265	338,190	11,492,745	721,766
Corporate securities	1,396,720	43,584	571,754	28,246	1,968,474	71,830
Mortgage-backed securities	4,578,839	637,609	937,578	75,759	5,516,417	713,368

	14,353,039	1,064,769	4,624,597	442,195	18,977,636	1,506,964

Equity securities—mutual funds	2,804,128	1,617,854	1,756,240	1,526,612	4,560,368	3,144,466

Total	$17,157,167	$2,682,623	$6,380,837	$1,968,807	$23,538,004	$4,651,430

As of December 31, 2008, the portfolio included 26 fixed maturity securities and 10 equity securities in an unrealized loss position for less than 12 months and 12 fixed maturity securities and 5 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, five were trading between 73% and 84% of amortized cost, twelve were trading between 85% and 94% of amortized cost and the remaining twenty-one were trading at or above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities.

Of the fifteen equity securities in an unrealized loss position, the range of market value to cost was from 37% up to 83%. While all of these securities are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities in addition to the fact that the Company has both the intent and ability to hold these securities until their recovery supports our view that these securities were not other-than-temporarily impaired.

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

At December 31, 2008, fixed maturities with a carrying value approximating $447,000 were on deposit with regulatory authorities, as required by law.

3. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Fixed maturities and equity securities

The fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, when available. If not available, fair values are based on values obtained from independent pricing services.

Cash and cash equivalents

The carrying amount is a reasonable estimate of fair value.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Mortgage receivables

The carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the mortgage notes.

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed maturities	$53,958,783	$53,958,783	$50,528,874	$50,528,874
Equity securities	4,560,368	4,560,368	8,305,133	8,305,133
Mortgage loans	247,000	247,000	253,656	253,656
Cash and cash equivalents	6,576,564	6,576,564	4,033,158	4,033,158

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

Multi-line excess of loss coverage

The excess of loss program is the Company’s primary reinsurance coverage. For all lines of business covered by this treaty, the Company’s retention on any one risk in 2008, 2007 and 2006 was $150,000.

The property excess of loss layers provided up to $2,850,000 of coverage over the $150,000 retention. The casualty and workers compensation excess of loss layers provided up to $4,850,000 of coverage over the $150,000 retention. An additional workers compensation catastrophe excess of loss layer provided an additional $5,000,000 of coverage to cover a catastrophic event.

Catastrophic coverage

The Company’s catastrophe treaty has three layers which in total provided up to $24,750,000 of coverage above a $1,250,000 retention in 2008, $21,750,000 of coverage above a $1,250,000 retention in 2007 and $22,000,000 of coverage above a $1,000,000 retention in 2006. The Company has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would have lapsed after the second event, in which case the Company would have evaluated the need for a new contract for the remainder of a particular year. During 2008, 2007 and 2006 the coverage could be reinstated for a fee of 100% of the original premium.

Quota share coverage

The Company’s boiler and machinery quota share agreements are primarily an equipment breakdown endorsement to commercial and farm policies. The agreements are 100% quota share and the Company receives ceding commissions ranging from 32% to 35% on the premiums ceded. In 2008, the Company entered into a quota share agreement which covers employment practices liability. The agreement is 100% quota share and the Company receives ceding commission of 35% on the premiums ceded.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Facultative

The Company utilizes facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce the Company’s net liability on individual risks. Coverage is determined on each individual risk. In 2008, the Company obtained coverage ranging from $100,000 up to $18,900,000 for certain commercial properties it insured. The Company also purchased facultative reinsurance on certain casualty risks ranging from $1,000,000 to $3,000,000 for certain commercial umbrella policies. In 2007, the Company obtained coverage ranging from $1,200,000 up to $5,600,000 for certain commercial properties it insured. In 2006, the Company obtained coverage ranging from $850,000 up to $4,000,000 for certain commercial properties it insured.

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

The Company receives a ceding commission in conjunction with certain reinsurance activities. These ceding commissions are offset against direct commission expense and were $413,592, $180,158 and $181,749 in 2008, 2007 and 2006, respectively.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. At December 31, 2008 and 2007, amounts recoverable from reinsurers consisted of the following:

	As of December 31,
	2008	2007
Paid losses	$726,618	$988,324
Unpaid losses	6,117,789	5,600,523

Total amounts recoverable from reinsurers	$6,844,407	$6,588,847

The Company holds collateral in the form of letters of credit, trust accounts or funds withheld accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Regulation. At December 31, 2008, the Company had 7 reinsurance recoverable amounts from reinsurers whose individual recoverable balance exceeded 5% of the total recoverable amount. The amount due from these 7 reinsurers accounts for 94% of the total recoverable.

The effect of reinsurance on premiums written and earned for the years ended December 31, 2008, 2007 and 2006, are as follows:

	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
Direct	$60,882,499	$58,153,600	$53,956,318	$52,691,693	$48,869,232	$47,831,449
Assumed	76,823	77,614	73,384	73,514	60,809	72,730
Ceded	(10,934,224)	(10,728,093)	(10,026,079)	(9,991,470)	(8,666,906)	(8,654,931)

Net premiums	$50,025,098	$47,503,121	$44,003,623	$42,773,737	$40,263,135	$39,249,248

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The effect of reinsurance on incurred losses and loss adjustment expenses for the years ended December 31, 2008, 2007 and 2006, are as follows:

	Years Ended December 31,
	2008	2007	2006
Losses and loss adjustment expenses	$31,831,495	$25,931,595	$22,299,180
Reinsurance recoveries	(2,812,197)	(1,507,249)	(4,734,569)

Net losses and loss adjustment expenses	$29,019,298	$24,424,346	$17,564,611

5. Federal Income Taxes

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006
Current	$1,773,502	$1,883,328	$3,444,326
Deferred expense (benefit)	(196,588)	153,106	64,874
Change in valuation allowance	—	—	(43,199)

	$1,576,914	$2,036,434	$3,466,001

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes. For the years ended December 31, 2008, 2007 and 2006 the reasons for these differences and the tax effects thereof, are as follows:

	Years Ended December 31,
	2008	2007	2006
Expected tax expense	$1,814,751	$2,353,069	$3,631,654
Change in valuation allowance	—	—	(43,199)
Nontaxable investment income	(314,677)	(225,957)	(120,188)
Nondeductible expenses, net	8,110	7,577	4,322
Provision to return variance	68,776	(99,139)	(6,588)
Other, net	(46)	884	—

	$1,576,914	$2,036,434	$3,466,001

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. As of December 31, 2008, the Company has net operating loss carryforwards of approximately $6,948,000, which begin to expire in 2010 and fully expire in 2021, and alternative minimum tax credits of approximately $358,000, which may be carried forward indefinitely. As a result of the demutualization of FIC in 2004 the aforementioned net operating losses are subject to certain “change in control” limitations under Section 382. The annual limitation on the utilization of the net operating losses is approximately $400,000. In addition to the net operating loss carryforwards, the Company’s alternative minimum tax credit carryforwards are also subject to the

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Section 382 limitation however these credit carryforwards have no expiration and can be carried forward indefinitely. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of December 31, 2008 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the recorded net deferred tax asset.

The following table shows the allocation of the change in the deferred tax valuation allowance for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
Valuation allowance balance, January 1	$(1,010,037)	$(1,010,037)	$(1,053,236)
Change in valuation allowance allocated to:
Federal income tax benefit from operations	—	—	43,199
Unrealized gains/losses on investments allocated to other comprehensive income	—	—	—

Valuation allowance balance, December 31	$(1,010,037)	$(1,010,037)	$(1,010,037)

The tax effects of temporary differences that give rise to deferred federal income tax assets and deferred federal income tax liabilities are as follows:

	As of December 31,
	2008	2007
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$439,895	$378,886
Unearned premium reserves	1,741,373	1,564,457
Unrealized losses on investments	1,285,111	—
Realized losses on investments	123,080	—
Postretirement benefits accrued	591,157	644,380
Net operating loss carryforward	2,362,431	2,498,439
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	207,193	160,995

Total deferred federal income tax assets	7,107,937	5,604,854

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,253,820)	(1,159,411)
Unrealized gains on investments	—	(379,348)
Property and equipment	(88,698)	(94,719)
Other deferred tax liabilities	(13,656)	(40,691)

Total deferred federal income tax liabilities	(1,356,174)	(1,674,169)

Net deferred federal income tax asset	5,751,763	3,930,685
Valuation allowance	(1,010,037)	(1,010,037)

Deferred federal income taxes	$4,741,726	$2,920,648

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment

At December 31, 2008 and 2007, property and equipment consisted of the following:

	As of December 31,
	2008	2007
Building and land	$2,133,899	$2,123,481
Computer equipment, including software	4,240,813	3,437,552
Furniture, fixtures and equipment	842,734	932,808

	7,217,446	6,493,841
Less: Accumulated depreciation	(4,761,680)	(3,992,853)

Total property and equipment, net	$2,455,766	$2,500,988

7. Deferred Policy Acquisition Costs

Deferred policy acquisition costs and the related amortization were as follows:

	Years Ended December 31,
	2008	2007	2006
Balance, beginning of year	$3,334,001	$3,235,383	$3,092,618
Acquisition costs deferred	8,084,996	7,422,106	6,985,499
Amortization	(7,822,850)	(7,323,488)	(6,842,734)

Balance, end of year	$3,596,147	$3,334,001	$3,235,383

The Company assesses the recoverability of deferred policy acquisition costs against future expected underwriting income and reduces deferred policy acquisition costs if it appears that a premium deficiency may exist. There were no premium deficiencies at December 31, 2008, 2007 and 2006.

8. Loss and Loss Adjustment Expense Liability

The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior years’ reserve estimates are reflected in the results of operations in the year such changes are determined. Activity in the liability for loss and loss adjustment expenses is summarized as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Balance, beginning of year	$18,059	$20,177	$18,867
Less reinsurance balance recoverable	5,601	7,030	5,934

Net balance, beginning of year	12,458	13,147	12,933

Incurred related to:
Current year	31,741	28,556	22,790
Prior years	(2,722)	(4,132)	(5,224)

Total incurred	29,019	24,424	17,566

Paid related to:
Current year	21,111	20,968	14,463
Prior years	5,114	4,145	2,889

Total paid	26,225	25,113	17,352

Net balance, end of year	15,252	12,458	13,147
Plus reinsurance balances recoverable	6,118	5,601	7,030

Balance, end of year	$21,370	$18,059	$20,177

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In 2008, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $2,722,000. The redundant development included $814,000 related to homeowners, $864,000 related to commercial multi-peril, $336,000 related to workers compensation, $179,000 related to farm, $204,000 relating to general liability while the remaining lines of business had redundant development of $325,000. The favorable development was concentrated in accident years 2005 through 2007 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2008.

In 2007, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $4,132,000. The redundant development included $1,334,000 related to homeowners, $939,000 related to personal auto, $873,000 related to commercial multi-peril, $280,000 related to workers compensation, $281,000 related to farm while the remaining lines of business had redundant development of $425,000. The favorable development was concentrated in accident years 2004 through 2006 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2007.

In 2006, the Company experienced favorable development on losses and loss adjustment expenses for prior accident years of $5,224,000. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2006. The redundant development included $1,340,000 related to homeowners, $1,329,000 related to personal auto, $1,247,000 related to commercial multi-peril, $715,000 related to workers compensation, $379,000 related to farm while the remaining lines of business had redundant development of $214,000. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2006. The favorable development was concentrated in accident years 2003 through 2005 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves.

9. Surplus Notes

Up until September 2007, the Company had surplus notes outstanding of approximately $2,890,000 which included approximately $1,955,000 of surplus notes held by related parties consisting of a non-employee director, agents of the Company and an investment broker who provided services to the Company. The notes, which matured and were repaid in September 2007, carried an annual interest rate of 7 percent. Interest expense on the surplus notes for 2007 and 2006 was approximately $146,000 and $202,000, respectively. Interest expense on surplus notes held by related parties was approximately $97,000 in 2007 and $137,000 in 2006.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

the plan amendment. The balance of the unrecognized reduction to prior service cost will be amortized over 17.7 years which represents the average future lifetime of retirees and fully eligible active participants at the date of the amendment.

Changes in the accumulated benefit obligation were:

	Years Ended December 31,
	2008	2007	2006
Change in benefit obligation:
Benefit obligation, beginning of year	$1,895,238	$1,961,826	$1,879,466
Service cost	11,377	11,578	10,158
Interest cost	101,105	104,923	100,385
Plan participants’ contributions	16,303	15,434	15,382
Actuarial (gain) loss	(212,061)	(128,950)	26,106
Benefits paid	(73,265)	(69,573)	(69,671)

Benefit obligation, end of year	1,738,697	1,895,238	1,961,826

Fair value of plan assets at beginning and end of year	—	—	—

Funded status	$(1,738,697)	$(1,895,238)	$(1,961,826)

At December 31, 2008, 2007 and 2006 the funded status of $1,738,697, $1,895,238 and $1,961,826, respectively, is recognized in the accompanying balance sheet as accrued expenses and other liabilities.

Gross amounts recognized in accumulated other comprehensive income consist of:

	Years Ended December 31,
	2008	2007	2006
Prior service cost (credit)	$(1,174,300)	$(1,259,982)	$(1,345,664)
Net actuarial loss	191,009	394,251	550,243

	$(983,291)	$(865,731)	$(795,421)

Components of net periodic benefit cost and the weighted average discount rate are below:

	Years Ended December 31,
	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$11,377	$11,578	$10,158
Interest cost	101,105	104,923	100,385
Amortization of prior service credit	(85,682)	(85,682)	(85,682)
Amortization of net actuarial loss	12,252	20,293	21,162

Net periodic benefit cost	$39,052	$51,112	$46,023

Weighted-average assumptions as of December 31:
Discount rate	6.30%	5.50%	5.50%

The estimated prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $85,682 and $1,014, respectively.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The Company uses a December 31 measurement date for its other postretirement plan. As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. At December 31, 2008, the Company’s expected future benefit payments are as follows:

2009	$70,000
2010	77,000
2011	82,000
2012	95,000
2013	105,000
2014 - 2018	635,000

$1,064,000

For measurement purposes as of December 31, 2008, 2007 and 2006 the annual rate of increase in the per capita cost of covered health care benefits assumed for the subsequent year was 9.0%, 8.0% and 8.5%, respectively. The rate was assumed to decrease to an ultimate rate of 5.0% in 2013. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total service and interest cost components	$16,914	$(14,133)
Effect on postretirement benefit obligation	$212,431	$(181,131)

Defined contribution plan

The Company has a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. The 401(k) plan provides for matching contributions and /or profit sharing contributions as defined by the Board of Directors. Company contributions approximated $150,000 in 2008, $135,000 in 2007 and $117,000 in 2006.

11. Lease Agreements

The Company leases various vehicles under non-cancelable operating lease agreements which expire in 2009. Rental expense was approximately $9,000, $22,000 and $48,000 in 2008, 2007 and 2006, respectively.

Future minimum lease payments required under the vehicle leases as of December 31, 2008 are as follows:

For the year ended December 31, 2009	$4,432

12. Capital and Surplus and Related Restrictions

As of December 31, 2008 and 2007, approximately $92,613,000 and $86,806,000, respectively, of consolidated assets represent assets of FIC that are subject to regulation and may not be transferred to FMIC in the form of dividends, loans or advances without the prior approval of the Michigan Office of Financial and Insurance Regulation (“OFIR”). Dividends paid by FIC are subject to limitations imposed by the Michigan Insurance Code (“Code”). Under the Code, FIC may pay dividends only from statutory earnings and capital and surplus. In addition, FIC may not declare an “extraordinary” dividend to its shareholders without the prior

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

approval of OFIR. An extraordinary dividend or distribution is defined as a dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of statutory capital and surplus as of December 31, of the preceding year or the statutory net income, excluding net realized investment gains, for the immediately preceding calendar year. Accordingly, FIC may pay dividends of approximately $2,688,000 in 2009 without prior approval. However, the OFIR has the authority to prohibit payment of any dividend.

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

FIC’s statutory capital and surplus at December 31, 2008 and 2007 and statutory net income for the years ended December 31, 2008, 2007 and 2006 are as follows:

	As of December 31,
	2008	2007
Statutory capital and surplus	$33,169,079	$33,777,280

	Years Ended December 31,
	2008	2007	2006
Statutory net income (loss)	$3,388,277	$4,817,081	$7,071,075

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

14. Related Party Transactions

During 2005, the Company issued a $130,000 mortgage receivable to an agent of the Company. The note requires a monthly payment, including interest at 8%, of $1,097, which is based on a 15 year amortization. The note includes a 5 year balloon payment, which becomes due June 2010. During 2008, 2007 and 2006 the agent earned $70,586, $62,946 and $55,117, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

During 2003, the Company issued a $140,000 mortgage receivable to an agent of the Company. The note requires a monthly payment, including interest at 6%, of $1,003, which is based on a 20 year amortization. The

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

note includes a 5 year balloon payment, which becomes due January 2009. During 2008, 2007 and 2006, the agent earned $91,082, $90,422 and $73,292, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

Three nonemployee directors of the Company are also owners of independent insurance agencies. These individuals are currently appointed as agents with and write insurance for the Company. The terms and conditions of the agency agreements between these agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays all agencies commissions on business produced. All agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. Total regular and profit sharing commissions earned by these agencies approximated $545,000, $526,000 and $484,000 in 2008, 2007 and 2006, respectively. The commission rates, including profit sharing commission opportunity, are the same as other agents of the Company. The agencies are independent agents and also write with regional and national insurers that may be competitors of the Company.

A nonemployee director of the Company is a partner in a law firm. The Company has retained this law firm for certain legal matters in the past and plans to continue to do so in the future. Legal fees paid by the Company to the law firm were approximately $69,000 in 2008, $74,000 in 2007 and $35,000 in 2006.

Various agents of the Company participated in the surplus note offerings and held surplus notes at December 31, 2006. The notes were paid in full in September 2007, as disclosed in Note 9—Surplus Notes. The terms and conditions of the agency agreements between the agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays the agencies commissions on business produced. The agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. For the years ending December 31, 2007 and 2006 agents holding surplus notes earned regular and profit sharing commissions of approximately $224,000 and $223,000, respectively.

A non-employee director of the Company also participated in the surplus note offerings and held a surplus note at December 31, 2006. The note was paid in full in September 2007, as disclosed in Note 9—Surplus Notes. For the years ending December 31, 2007 and 2006 the non-employee director holding a surplus note received director fees of $11,350 and $10,875, respectively.

The Company also paid investment commissions to a firm controlled by an individual who held a surplus note at December 31, 2006. The note was paid in full in September 2007. Total investment commissions paid during the years ending December 31, 2007 and 2006 were approximately $40,000 and $30,000, respectively.

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

Segment data for the years ended December 31 are as follows:

	2008	2007	2006
Revenues:
Net premiums earned:
Personal lines	$33,452,206	$29,225,270	$25,752,956
Commercial lines	7,711,397	7,497,696	7,666,666
Farm	4,541,837	4,337,542	4,222,485
Marine	1,797,681	1,713,229	1,607,141

Total net premiums earned	47,503,121	42,773,737	39,249,248

Expenses:
Loss and loss adjustment expenses:
Personal lines	23,099,032	18,361,023	12,700,566
Commercial lines	2,394,681	3,432,297	2,350,933
Farm	2,466,282	1,909,207	1,748,249
Marine	1,059,303	721,819	764,863

Total loss and loss adjustment expenses	29,019,298	24,424,346	17,564,611

Policy acquisition and other underwriting expenses:
Personal lines	11,159,899	10,861,560	8,923,387
Commercial lines	2,572,578	2,786,516	2,656,496
Farm	1,515,190	1,612,046	1,463,089
Marine	599,719	636,720	556,874

Total policy acquisition and other underwriting expenses	15,847,386	15,896,842	13,599,846

Underwriting gain (loss):
Personal lines	(806,725)	2,687	4,129,003
Commercial lines	2,744,138	1,278,883	2,659,237
Farm	560,365	816,289	1,011,147
Marine	138,659	354,690	285,404

Total underwriting gain	2,636,437	2,452,549	8,084,791

Net investment income	2,212,972	2,165,070	1,887,719
Net realized gains (losses) on investments	(126,735)	1,977,742	519,835
Other income	614,828	471,601	417,392
Interest expense	—	(146,170)	(228,403)

Income before federal income taxes	$5,337,502	$6,920,792	$10,681,334

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

16. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share are calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average dilutive share equivalents outstanding. The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2008	2007	2006
Numerator for basic and diluted earnings per share:
Net income	$3,760,588	$4,884,358	$7,215,333

Denominator for basic earnings per share—weighted average shares outstanding	1,770,025	1,779,065	1,776,373
Dilutive effect of stock-based compensation plan	36,611	34,600	34,351

Denominator for diluted earnings per share	1,806,636	1,813,665	1,810,724

Basic earnings per share	$2.12	$2.75	$4.06

Diluted earnings per share	$2.08	$2.69	$3.98

Number of shares that are anti-dilutive	31,988	16,686	15,862

17. Stock-based Compensation

The Company has two stock-based compensation plans which are described below. The compensation cost for these plans that has been charged against income for the years ended December 31, 2008, 2007 and 2006 was $103,228, $95,772 and $43,867, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation was $35,098, $32,562 and $14,915 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Pursuant to the 2003 Plan, the Company is authorized to grant up to 88,796 shares. Pursuant to the 2006 Plan, the Company is authorized to grant up to 154,500 shares. Option awards under both plans are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest 20% per year and have a 10 year contractual term. The options may fully vest upon the death or disability of the optionee or a change in control of the Company as defined in the plans. Under both plans if awards should expire, become unexercisable or be forfeited for any reason without having been exercised or without becoming vested in full, the shares of common stock subject to those awards would be available for the grant of additional awards.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008, 2007 and 2006. The expected volatility in 2008 and 2007 is based on historical volatility of the Company’s stock. The expected volatilities in 2006 are based on historical volatility of similar publicly traded entities following a comparable period in their

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

lives subsequent to their initial public offering. The expected term is an estimate based on expected behavior of the group of optionees. The risk free rate for the periods within the contractual life of the option is based on U.S. Treasury Strips in effect at the time of grant.

	Years Ended December 31,
	2008	2007	2006
Expected volatility	33.4% - 33.7%	34.0% - 34.4%	35.8%
Expected dividend yield	0.77%	0.0%	0.0%
Expected term (in years)	1.5 - 6.5	2 - 7	7
Risk-free rate	0.57% - 3.48%	3.08% - 4.59%	4.7%

A summary of option activity under the plans as of December 31, 2008 and changes during the year then ended is presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—beginning of year	113,564	$10.06
Granted	16,150	$15.57
Exercised	(1,833)	$5.11
Forfeited	(1,463)	$11.23

Outstanding—end of year	126,418	$10.82	7.1	$834,027

Exercisable at end of year	72,393	$7.87	6.3	$654,185

The weighted-average grant-date fair value of options granted in 2008, 2007 and 2006 was $5.20, $8.30 and $11.72, respectively. The total intrinsic value of options exercised in 2008, 2007 and 2006 was $24,177, $38,800 and $17,370, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

Nonvested Options	Number of Options	Weighted Average Grant- Date Fair Value
Nonvested—beginning of year	61,451	$5.93
Granted	16,150	$5.20
Vested	(22,566)	$4.69
Forfeited	(1,010)	$5.30

Nonvested—end of year	54,025	$6.22

As of December 31, 2008, there was $314,086 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under both plans. That cost is expected to be recognized over a weighted average period of 3.4 years.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Vice President of Finance concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a - 15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Vice President of Finance, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 under this framework.

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

Changes in Internal Control over Financial Reporting. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections of the Registrant’s definitive 2009 Proxy Statement to be filed on or about April 2, 2009 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 14, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended appearing under the headings: “Matter No. 1 Election of Fremont Directors (including biographical information regarding Nominees for Election as Class II Directors, Continuing Directors and Executive Officers Who are not Directors),” “Section 16(a) Beneficial Ownership Reporting Compliance” and, “Audit Committee Report”.

The Company’s Code of Ethics, which applies to its principal executive officer and principal financial officer, or persons performing similar functions, was filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005. The Company has posted its Code of Ethics on its website (www.fmic.com) and it is available in print to any stockholder upon request. As of December 31, 2008, no amendments or waivers had been made to our Code of Ethics as previously filed with the Securities and Exchange Commission. The Company intends to post any amendments to or any waivers from a provision of its Code of Ethics that applies to its principal executive officer and principal financial officer, or persons performing similar functions on its website.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation (including the tables)” and “Director Compensation” of the Registrant’s definitive 2009 Proxy Statement to be filed on or about April 2, 2009 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 14, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Registrant’s definitive 2009 Proxy Statement to be filed on or about April 2, 2009 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 14, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The Company has two equity compensation plans pursuant to which it has granted stock options to employees and non-employee directors. The Stock-Based Compensation Plan dated November 18, 2003 was approved by the shareholders on May 12, 2005 and the Stock Incentive Plan of 2006 was approved by the shareholders on May 11, 2006. The following table sets forth, with respect to the equity compensation plans, as of December 31, 2008, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance.

	Equity Compensation Plan Information		Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	126,418	$10.82	111,749
Equity compensation plans not approved by security holders	—	—	—

Total	126,418	$0.00	111,749

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the section entitled “Corporate Governance—Director Independence” and “Certain Transactions with Executive Officers and Directors” of the Registrant’s definitive 2009 Proxy Statement to be filed on or about April 2, 2009 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 14, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the section entitled “Independent Public Accountants” of the Registrant’s definitive 2009 Proxy Statement to be filed on or about April 2, 2009 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 14, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firms
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for Each of the Years in the Three-year Period Ended December 31, 2008
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2008
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2008
Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedules for the years 2008, 2007 and 2006 are submitted herewith:

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

FREMONT MICHIGAN INSURACORP, INC.

By:	/s/ RICHARD E. DUNNING	March 24, 2009
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

By:	/s/ RICHARD E. DUNNING	March 24, 2009
Richard E. Dunning President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ KEVIN G. KAASTRA	March 24, 2009
Kevin G. Kaastra Vice President of Finance (principal financial and accounting officer)

By:	/s/ DONALD E. BRADFORD	March 24, 2009
Donald E. Bradford Director

By:	/s/ MICHAEL A. DEKUIPER	March 24, 2009
Michael A. DeKuiper Director

By:	/s/ JACK G. HENDON	March 24, 2009
Jack G. Hendon Director

By:	/s/ MONICA C. HOLMES	March 24, 2009
Monica C. Holmes Director

By:	/s/ WILLIAM L. JOHNSON	March 24, 2009
William L. Johnson Director

By:	/s/ JACK A. SIEBERS	March 24, 2009
Jack A. Siebers Director

By:	/s/ KENNETH J. SCHUITEMAN	March 24, 2009
Kenneth J. Schuiteman Director

By:	/s/ DONALD VANSINGEL	March 24, 2009
Donald VanSingel Chairman of the Board of Directors

By:	/s/ HAROLD L. WIBERG	March 24, 2009
Harold L. Wiberg Director

By:	/s/ DONALD C. WILSON	March 24, 2009
Donald C. Wilson Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan Insuracorp, Inc.

Fremont, Michigan

The audits referred to in our report dated March 24, 2009 relating to the consolidated financial statements of Fremont Michigan Insuracorp, Inc. and subsidiary for the three years ended December 31, 2008, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan

March 24, 2009

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2008

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$9,088,700	9,381,827	9,381,827
States, municipalities and political subdivisions	23,010,088	22,512,803	22,512,803
All other	22,495,269	22,064,153	22,064,153

Total fixed maturities	54,594,057	53,958,783	53,958,783

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust and insurance companies	—	—	—
Industrial, miscellaneous and all other	7,704,834	4,560,368	4,560,368
Nonredeemable preferred stock	—	—	—

Total equity securities	7,704,834	4,560,368	4,560,368

Total investments	$62,298,891	58,519,151	58,519,151

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheet

	December 31,
	2008	2007
Assets
Investment in common stock of subsidiary (equity method)	$38,942,854	$38,985,639
Cash and cash equivalents	67,029	175,413
Other assets	305,046	264,906

Total assets	$39,314,929	$39,425,958

Liabilities and Stockholders’ Equity
Liabilities:	$—	$—

Stockholders’ Equity:
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	$—	$—
Class A common stock, no par value, authorized 5,000,000 shares, 1,740,154 and 1,779,321 shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	8,653,443	7,722,424
Retained earnings	32,507,143	30,395,771
Accumulated other comprehensive income (loss)	(1,845,657)	1,307,763

Total stockholders’ equity	39,314,929	39,425,958

Total liabilities and stockholders’ equity	$39,314,929	$39,425,958

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

	For the years ended December 31,
	2008	2007	2006
Revenue—net investment income	$2,612	$2,384	$4,456
Expenses:—operating expenses	78,440	138,946	87,427

Loss before federal income tax benefit	(75,828)	(136,562)	(82,971)
Federal income tax benefit	25,781	46,431	28,210

Loss before equity in income of subsidiary	(50,047)	(90,131)	(54,761)
Equity in income of subsidiary	3,810,635	4,974,489	7,270,094

Net income	$3,760,588	$4,884,358	$7,215,333

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Cash Flows

	For the years ended December 31,
	2008	2007	2006
Net cash provided by (used in) operating activities	$13,041	$(127,739)	$(80,350)

Cash flows from investing activities—Dividend received from subsidiary	700,000	150,000	—

Cash flows from financing activities:
Proceeds from exercised stock options	9,383	10,000	6,000
Tax benefit from exercised stock options	6,681	11,556	4,925
Share repurchases of common stock	(732,150)	—	—
Dividends paid to shareholders	(105,339)	—	—

Net cash (used in) provided by financing activities	(821,425)	21,556	10,925

Net (decrease) increase in cash and cash equivalents	(108,384)	43,817	(69,425)
Cash and cash equivalents at beginning of period	175,413	131,596	201,021

Cash and cash equivalents at end of period	$67,029	$175,413	$131,596

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule III—Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims, and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue
December 31, 2008
Personal lines	$2,325,411	13,580,773	16,460,621	—	33,452,206
Commercial lines	745,124	5,181,944	5,274,421	—	7,711,397
Farm	387,135	1,675,043	2,740,364	—	4,541,837
Marine	138,477	931,764	980,218	—	1,797,681

Total	$3,596,147	21,369,524	25,455,624	—	47,503,121

December 31, 2007
Personal lines	$2,116,320	10,041,035	14,426,717	—	29,225,270
Commercial lines	685,094	5,811,069	4,670,211	—	7,497,696
Farm	394,544	985,301	2,689,562	—	4,337,542
Marine	138,043	1,221,514	941,025	—	1,713,229

Total	$3,334,001	18,058,919	22,727,515	—	42,773,737

December 31, 2006
Personal lines	$2,018,671	10,431,711	13,391,538	—	25,752,956
Commercial lines	689,446	7,044,987	4,573,678	—	7,666,666
Farm	393,812	1,608,805	2,612,489	—	4,222,485
Marine	133,454	1,091,052	885,314	—	1,607,141

Total	$3,235,383	20,176,555	21,463,019	—	39,249,248

	Column G	Column H	Column I	Column J	Column K
	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of DPAC	Other operating expenses	Premiums written
December 31, 2008
Personal lines		23,099,032	5,508,935	5,650,964	35,486,111
Commercial lines		2,394,681	1,269,919	1,302,659	8,109,475
Farm		2,466,282	747,953	767,237	4,592,638
Marine		1,059,303	296,043	303,676	1,836,874

Total	$2,212,972	29,019,298	7,822,850	8,024,536	50,025,098

December 31, 2007
Personal lines		18,361,023	5,003,793	5,857,766	30,260,447
Commercial lines		3,432,297	1,283,715	1,502,801	7,559,621
Farm		1,909,207	742,650	869,396	4,414,615
Marine		721,819	293,330	343,391	1,768,940

Total	$2,165,070	24,424,346	7,323,488	8,573,354	44,003,623

December 31, 2006
Personal lines		12,700,566	4,489,783	4,433,603	26,715,542
Commercial lines		2,350,933	1,336,611	1,319,886	7,537,315
Farm		1,748,249	736,150	726,939	4,339,772
Marine		764,863	280,190	276,684	1,670,506

Total	$1,887,719	17,564,611	6,842,734	6,757,112	40,263,135

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31, 2008, 2007 and 2006

Schedule IV—Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
For the year ended December 31, 2008	$58,153,600	10,728,093	77,614	47,503,121	0.2%
For the year ended December 31, 2007	$52,691,693	9,991,470	73,514	42,773,737	0.2%
For the year ended December 31, 2006	$47,831,449	8,654,931	72,730	39,249,248	0.2%

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31, 2008, 2007 and 2006

Schedule V—Allowance for Uncollectible Premiums

Allowance for Uncollectible Premiums	2008	2007	2006
Balance, January 1	$39,029	$32,913	$79,443
Additions	195,465	115,451	134,712
Deletions	(175,816)	(109,335)	(181,242)

Balance, December 31	$58,678	$39,029	$32,913

EXHIBIT INDEX

NUMBER	TITLE
3.1(a)	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1(b) to the Company’s Form 10-Q for the period ending June 30, 2007).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-112414 on Form S-1)

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

10.1	Stock-Based Compensation Plan dated November 18, 2003, as amended and restated effective December 11, 2007.

10.2	Employment Agreement between Richard E. Dunning and Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-112414 on Form S-1).

10.3	Form of Employment Agreement for other officers (Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-112414 on Form S-1).

10.4	Agent Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 26, 2008).

10.5	Form of Indemnity Agreement between Fremont Michigan InsuraCorp, Inc and its directors and officers (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-112414 on Form S-1).

10.6	Form of Agency Agreement and Endorsement to Agency Agreement for Profit Sharing (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-112414 on Form S-1).

10.7	Investment Management Agreement with Prime Advisors, Inc. (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-112414 on Form S-1).

10.8	Stock Incentive Plan of 2006, dated February 24, 2006, as amended and restated effective December 11, 2007.

10.9	Form of Change of Control Severance Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

14	Code of Ethics for Senior Financial Executives (Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005).

21	Subsidiaries of the registrant.

23.1	Consent of BDO Seidman, LLP

24	Power of Attorney (see Signatures of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.