Form 10-Q
period 2009-03-31
FREMONT MICHIGAN INSURACORP INC
filed 2009-05-15
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 8, 2009
COMMON STOCK (No Par Value)	1,755,509
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Investments:
Fixed maturities available for sale, at fair value	$49,049,685	$53,958,783
Equity securities available for sale, at fair value	4,154,359	4,560,368
Mortgage loans on real estate from related parties	244,240	247,000

Total investments	53,448,284	58,766,151
Cash and cash equivalents	10,706,028	6,576,564
Premiums due from policyholders, net	9,080,923	8,888,334
Amounts due from reinsurers	8,028,405	6,844,407
Prepaid reinsurance premiums	504,027	465,006
Accrued investment income	523,684	594,776
Deferred policy acquisition costs	3,499,282	3,596,147
Deferred federal income taxes	4,859,618	4,741,726
Property and equipment, net of accumulated depreciation	2,487,461	2,455,766
Other assets	6,969	30,670

	$93,144,681	$92,959,547

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$22,229,849	$21,369,524
Unearned premiums	24,395,856	25,455,624
Reinsurance balances payable	11,142	161,845
Accrued expenses and other liabilities	6,899,554	6,657,625

Total liabilities	53,536,401	53,644,618

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,754,485 and 1,740,154 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	8,864,129	8,653,443
Retained earnings	32,731,007	32,507,143
Accumulated other comprehensive loss	(1,986,856)	(1,845,657)

Total stockholders’ equity	39,608,280	39,314,929

Total liabilities and stockholders’ equity	$93,144,681	$92,959,547

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2009 and 2008

	2009	2008
Revenues:
Net premiums earned	$12,820,881	$11,216,905
Net investment income	501,185	516,236
Net realized gains on investments	196,661	158,602
Other income, net	144,166	138,141

Total revenues	13,662,893	12,029,884

Expenses:
Losses and loss adjustment expenses, net	9,221,193	6,336,499
Policy acquisition and other underwriting expenses	4,111,674	4,063,034

Total expenses	13,332,867	10,399,533

Income before federal income tax expense	330,026	1,630,351
Federal income tax expense	51,918	525,897

Net income	$278,108	$1,104,454

Earnings per share
Basic	$.16	$.62
Diluted	$.16	$.61

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2009

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	1,740,154	$8,653,443	$32,507,143	$(1,845,657)	$39,314,929
Comprehensive income:
Net income			278,108		278,108
Net unrealized losses on investments, net of tax				(127,231)	(127,231)
Amortization of prior service credit, net of tax				(14,137)	(14,137)
Amortization of net actuarial loss, net of tax				169	169

Total comprehensive income					136,909
Common stock issued	14,521	179,842			179,842
Common stock repurchased	(190)	(910)	(1,608)		(2,518)
Cash dividend			(52,636)		(52,636)
Stock-based compensation		31,754			31,754

Balance, March 31, 2009	1,754,485	$8,864,129	$32,731,007	$(1,986,856)	$39,608,280

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income	$278,108	$1,104,454
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	216,312	272,720
Deferred federal income taxes	(45,148)	41,452
Stock based compensation expense	31,754	26,533
Net realized gains on investments	(196,661)	(158,602)
Net amortization of premiums on investments	77,175	59,641
Excess tax benefit from stock options exercised	—	(6,681)
Changes in assets and liabilities:
Premiums due from policyholders	(192,589)	426,541
Amounts due from reinsurers	(1,183,998)	386,706
Prepaid reinsurance premiums	(39,021)	(61,067)
Accrued investment income	71,092	(27,239)
Deferred policy acquisition costs	96,865	258,180
Other assets	23,701	40,578
Losses and loss adjustment expenses	860,325	(130,688)
Unearned premiums	(1,059,768)	(1,659,058)
Reinsurance balances payable	(150,703)	(163,672)
Accrued expenses and other liabilities	220,763	(142,300)

Net cash provided by (used in) operating activities	(991,793)	267,498

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	8,172,246	5,554,239
Proceeds from sales of equity investments	85,000	535,853
Purchases of fixed maturity investments	(2,923,791)	(5,060,923)
Purchases of equity investments	(91,639)	(529,051)
Repayment of mortgage loans on real estate from related parties	2,760	1,864
Purchase of property and equipment, net	(248,007)	(256,928)

Net cash provided by (used in) investing activities	4,996,569	245,054

Cash flows from financing activities:
Proceeds from issuance of common stock	179,842	9,383
Shares repurchases of common stock	(2,518)	—
Dividends paid to stockholders	(52,636)	—
Tax benefit from exercised stock options	—	6,681

Net cash provided by financing activities	124,688	16,064

Net increase (decrease) in cash and cash equivalents	4,129,464	528,616
Cash and cash equivalents, beginning of period	6,576,564	4,033,158

Cash and cash equivalents, end of period	$10,706,028	$4,561,774

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements for the interim periods included herein are unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) which provides guidance for using fair value to measure assets and liabilities as well as enhances disclosures about fair value measurements. SFAS No. 157, which became effective for us on January 1, 2008 for financial assets and financial liabilities, applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The standard did not expand the use of fair value in any new circumstances and therefore, did not have an impact on our financial position, results of operations or cash flows. The statement established a fair value hierarchy that prioritizes the observable and unobservable inputs to valuation techniques used to measure fair value into three levels. Quantitative and qualitative disclosures focus on the inputs used to measure fair value for these measurements and the effect of these measurements in the financial statements. The required disclosures concerning inputs used to measure fair value are disclosed in Note 3. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 related to all non-financial assets and non-financial liabilities. This adoption did not have any impact on our consolidated financial statements.

In 2007, the FASB issued Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We implemented SFAS No. 159 effective January 1, 2008 and elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. We believe the current accounting is appropriate for our investments as we have the intent and ability to hold our investments for the long-term, therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS No. 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The implementation of SFAS No. 141(R) did not have an impact on our consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160, which became effective for us on January 1, 2009, did not have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement, which became effective for us on January 1, 2009, did not affect our consolidated financial condition or results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

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

Under SFAS No. 159, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option in accordance with SFAS 159.

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2009 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities	$49,049,685	$1,658,954	$47,390,731	$—
Equity Securities-Mutual Funds	4,154,359	4,154,359	—	—

Total	$53,204,044	$5,813,313	$47,390,731	$—

4.	Comprehensive Income

The Company’s comprehensive income for the three months ended March 31, are as follows:

	2009	2008
Net income	$278,108	$1,104,454
Other comprehensive income, net of tax:
Unrealized (losses) gains on investments	2,565	(721,907)
Reclassification adjustment for realized gains on investments included in net income	(129,796)	(104,677)
Amortization of prior service credit	(14,137)	(14,137)
Amortization of net actuarial loss	169	2,022

Other comprehensive loss, net of tax	(141,199)	(838,699)

Comprehensive income	$136,909	$265,755

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

5.	Earnings Per Share

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

	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$278,108	$1,104,454

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,744,533	1,779,985
Effect of dilutive stock options	34,020	36,806

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,778,553	1,816,791

Basic earnings per share	$0.16	$0.62
Diluted earnings per share	$0.16	$0.61

6.	Segment Information

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the three months ended March 31 are as follows:

	2009	2008
Net premiums earned:
Personal lines	$9,351,382	$7,864,128
Commercial lines	1,775,586	1,803,700
Farm	1,223,103	1,110,786
Marine	470,810	438,291

Total net premiums earned	12,820,881	11,216,905

Loss and loss adjustment expenses:
Personal lines	6,911,988	4,735,268
Commercial lines	1,113,710	1,185,601
Farm	1,028,381	429,640
Marine	167,114	(14,010)

Total loss and loss adjustment expenses	9,221,193	6,336,499

Policy acquisition and other underwriting expenses:
Personal lines	2,881,652	2,848,576
Commercial lines	651,601	653,344
Farm	439,755	402,354
Marine	138,666	158,760

Total policy acquisition and other underwriting expenses	4,111,674	4,063,034

Underwriting gain (loss):
Personal lines	(442,258)	280,284
Commercial lines	10,275	(35,245)
Farm	(245,033)	278,792
Marine	165,030	293,541

Total underwriting gain (loss)	(511,986)	817,372
Net investment income	501,185	516,236
Net realized gains on investments	196,661	158,602
Other income, net	144,166	138,141

Income before federal income taxes	$330,026	$1,630,351

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

7.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three months ended March 31 are as follows:

	2009	2008
Components of net periodic benefit cost:
Service cost	$1,946	$2,844
Interest cost	26,285	25,276
Amortization of unrecognized prior service credit	(21,421)	(21,421)
Amortization of unrecognized net actuarial loss	254	3,063

Net periodic benefit cost	$7,064	$9,762

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the three months ended March 31, 2009 the Company has made contributions to the plan of approximately $7,000. During 2009, the Company expects to contribute a total of $70,000 to the plan to cover anticipated benefit payments.

8.	Reinsurance

The effect of reinsurance on premiums written and earned and losses and LAE incurred for the three months ended March 31, was as follows:

	2009		2008
	Written	Earned	Written	Earned
Direct	$14,415,684	$15,472,917	$12,063,702	$13,720,683
Assumed	14,538	17,073	17,650	19,728
Ceded	(2,687,408)	(2,669,109)	(2,504,486)	(2,523,506)

Net premiums	$11,742,814	$12,820,881	$9,576,866	$11,216,905

			2009	2008
Loss and LAE incurred			$11,040,357	$6,654,615
Reinsurance recoveries			(1,819,164)	(318,116)

Net loss and LAE incurred			$9,221,193	$6,336,499

9.	Federal Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2009	2008
Current expense	$97,068	$484,445
Deferred expense (benefit)	(45,150)	41,452

Total	$51,918	$525,897

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended March 31,
	2009		2008
Income before federal income taxes	$330,026		$1,630,351

Tax at statutory rate	112,209	34.0%	554,319	34.0%
Tax effect of:
Nontaxable investment income	(61,617)	(18.7%)	(76,814)	(4.7%)
Nondeductible expenses	1,326	0.4%	1,695	0.1%
Other	—	—	46,697	2.9%

	$51,918	15.7%	$525,897	32.3%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of March 31, 2009 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

The tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	March 31, 2009	December 31, 2008
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$440,218	$439,895
Unearned premium reserves	1,693,203	1,741,373
Unrealized losses on investments	1,350,656	1,285,111
Realized losses on investments	123,080	123,080
Postretirement benefits accrued	600,281	591,157
Net operating loss carryforward	2,328,429	2,362,431
Alternative minimum tax credit carryforward	453,894	357,697
Other deferred tax assets	235,825	207,193

Total deferred federal income tax assets	7,225,586	7,107,937

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,238,262)	(1,253,820)
Property and equipment	(108,285)	(88,698)
Other deferred tax liabilities	(9,384)	(13,656)

Total deferred federal income tax liabilities	(1,355,931)	(1,356,174)

Net deferred federal income tax asset	5,869,655	5,751,763
Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$4,859,618	$4,741,726

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2008, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 131 years. We market policies through approximately 175 independent insurance agencies. Fremont Insurance Company has a financial strength rating of “B++” (Good) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Regulation (“OFIR”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of March 31, 2009, we had approximately 67,400 policies in force and assets of $93.1 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three months ended March 31, 2009 and 2008. The Company’s fiscal year ends on December 31.

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

We believe the critical accounting policies and estimates discussed below reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. These may be further commented upon in applicable sections on Results of Operations and Liquidity and Capital Resources that follow. These policies are more fully described below as well as in our 2008 Annual Report on Form 10-K. There have been no material changes to these policies during the most recent quarter.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at March 31, 2009.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Reported losses
Personal	$9,390	$9,043
Commercial	2,777	2,538
Farm	1,476	1,228
Marine	629	603

	14,272	13,412

IBNR losses
Personal	4,538	4,538
Commercial	2,644	2,644
Farm	447	447
Marine	329	329

	7,958	7,958

Total
Personal	13,928	13,581
Commercial	5,421	5,182
Farm	1,923	1,675
Marine	958	932

	$22,230	$21,370

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of March 31, 2009 and December 31, 2008, was approximately $99,000 and $131,000, respectively.

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

At March 31, 2009 and December 31, 2008, the Company’s recoverable from reinsurers was comprised of the following:

	March 31, 2009	December 31, 2008
Paid losses and LAE	$1,093,902	$726,618
Unpaid losses and LAE	6,934,503	6,117,789

Amounts due from reinsurers	$8,028,405	$6,844,407

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

Results of Operations – Three Months Ended March 31, 2009 and 2008

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended March 31, 2009 and 2008. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2009	2008	Dollar	Percentage
Underwriting gain (loss)
Personal	(442,258)	$280,284	$(722,542)	(257.8%)
Commercial	10,275	(35,245)	45,520	129.2%
Farm	(245,033)	278,792	(523,825)	(187.9%)
Marine	165,030	293,541	(128,511)	(43.8%)

Total underwriting gain (loss)	(511,986)	817,372	(1,329,358)	(162.6%)
Other revenue (expense) items
Net investment income	501,185	516,236	(15,051)	(2.9%)
Net realized gains (losses) on investments	196,661	158,602	38,059	24.0%
Other income	144,166	138,141	6,025	4.4%

Total other revenue (expense) items	842,012	812,979	29,033	3.6%

Income before federal income taxes	330,026	1,630,351	(1,300,325)	(79.8%)
Federal income tax expense	(51,918)	(525,897)	473,979	(90.1%)

Net income	$278,108	$1,104,454	$(826,346)	(74.8%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended March 31, 2009 and 2008.

	2009	2008	Change	% Change
Direct premiums written	$14,415,684	$12,063,702	$2,351,982	19.5%

Net premiums written	$11,742,814	$9,576,866	$2,165,948	22.6%

Net premiums earned	$12,820,881	$11,216,905	$1,603,976	14.3%
Loss and LAE	9,221,193	6,336,499	2,884,694	45.5%
Policy acquisition and other underwriting expenses	4,111,674	4,063,034	48,640	1.2%

Underwriting gain (loss)	$(511,986)	$817,372	$(1,329,358)	(162.6%)

Loss and LAE ratio	71.9%	56.5%	15.4%
Policy acquisition and other underwriting expense ratio	32.1%	36.2%	(4.1%)
Combined ratio	104.0%	92.7%	11.3%

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

Direct premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2009	2008	$ Change	% Change
Direct Premiums Written:
Personal	$10,284,215	$8,695,828	$1,588,387	18.3%
Commercial	2,581,072	1,980,702	600,370	30.3%
Farm	1,212,887	1,056,693	156,194	14.8%
Marine	337,510	330,479	7,031	2.1%

	$14,415,684	$12,063,702	$2,351,982	19.5%

We continue to generate growth in direct premiums written which were up 19.5% in the first quarter 2009 compared to the same quarter in 2008. We continue to capitalize on the relationships we have built with our independent agents. During the current soft market, independent agents are placing more emphasis on placing business with carriers that can provide an efficient process for quoting and issuing policies. Our investment in Fremont Complete has paid significant dividends which is evident by the growth we’ve experienced in direct premiums written. The Company’s goal is to be the carrier of choice in every one of our independent agencies. The Company is achieving its goal by providing our agents with the path of least resistance in terms of quoting and placing target market business with Fremont.

Direct premiums written for the personal segment increased 18.3%, driven by personal auto, up 21.7%, and homeowners, up 13.9%. The personal segment’s new business increased 39.4% while renewal business was up 14.6%. Personal auto and homeowner’s new business premium increased 48.8% and 31.0%, respectively, while renewal premium grew 17.3% and 10.7%, respectively. Since December 31, 2008, the in-force policy count for personal auto and homeowners increased 4.8% and 1.6%, respectively. The growth in both homeowners and personal auto is driven by our emphasis on agency relationships, providing competitive products and the ease of doing business afforded to agents who utilize our web based platform – Fremont Complete.

The commercial segment experienced an increase of 30.3% in direct premiums written driven by growth in commercial auto, businessowners (BOP), commercial package (CPP) and workers compensation. New business was up 69.9% while renewal business was up 15.7%. Since December 31, 2008, the commercial segment’s in-force policy count increased 1.8%. The premium growth is a continuation of the momentum achieved during 2008 during which the Company was able to roll out commercial auto and workers compensation onto Fremont Complete. Our focus in commercial lines is to expand our account business. Account business means selling not only the BOP or CPP coverage but also the commercial auto and workers compensation coverages. We do not target monoline commercial auto or workers compensation coverages. In commercial lines we rely heavily on financial underwriting and tend to focus on lower hazard risk business. In addition, the majority of the growth in commercial lines has been generated by the Company’s preferred independent agents which are those agents who have a track record of submitting profitable commercial business.

Farm direct premiums written were up 14.8% during the current quarter driven by new business growth of 212.6% and an increase in renewal business of 2.6%. New business growth was positively affected by a large farm policy which accounted for $90,000 of the increase in farm written premium. Direct premiums written for the marine segment increased 2.1%, driven by new premium growth of 11.4% and renewal premium growth of 1.7%.

Net premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2009	2008	$ Change	% Change
Net Premiums Written:
Personal	$8,618,199	$6,824,458	$1,793,741	26.3%
Commercial	1,731,224	1,590,058	141,166	8.9%
Farm	1,103,049	894,210	208,839	23.4%
Marine	290,342	268,140	22,202	8.3%

	$11,742,814	$9,576,866	$2,165,948	22.6%

The increase in net premiums written is due to growth in direct premiums written of $2,352,000 offset by an increase of $186,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended March 31 are presented in the table below:

	2009	2008	$ Change	% Change
Net Premiums Earned:
Personal	$9,351,382	$7,864,128	$1,487,254	18.9%
Commercial	1,775,586	1,803,700	(28,114)	(1.6%)
Farm	1,223,103	1,110,786	112,317	10.1%
Marine	470,810	438,291	32,519	7.4%

	$12,820,881	$11,216,905	$1,603,976	14.3%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $1,752,000 offset by an increase of $148,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended March 31 are shown in the tables below:

	2009	2008	$ Change	% Change
Loss and LAE:
Personal	$6,911,988	$4,735,268	$2,176,720	46.0%
Commercial	1,113,710	1,185,601	(71,891)	(6.1%)
Farm	1,028,381	429,640	598,741	139.4%
Marine	167,114	(14,010)	181,124	1292.8%

	$9,221,193	$6,336,499	$2,884,694	45.5%

Incurred Claim Count:
Personal	2,433	2,169	264	12.2%
Commercial	227	205	22	10.7%
Farm	150	114	36	31.6%
Marine	38	30	8	26.7%

	2,848	2,518	330	13.1%

Average Loss and LAE per Claim:
Personal	$2,841	$2,183	$658	30.1%
Commercial	4,906	5,783	(877)	(15.2%)
Farm	6,856	3,769	3,087	81.9%
Marine	4,398	(467)	4,865	1041.7%

	$3,238	$2,516	$722	28.7%

Loss and LAE Ratio:
Personal	73.9%	60.2%
Commercial	62.7%	65.7%
Farm	84.1%	38.7%
Marine	35.5%	(3.2%)

	71.9%	56.5%

Overall, the first quarter of 2009 was negatively impacted by an increase in fire related losses and to a lesser extent an increase in losses related to winter weather experienced during January and February of 2009. In the personal segment, our homeowner’s line generated a loss and LAE ratio of 86.6% for the first quarter of 2009 compared to 54.7% in the first quarter of 2008. The significant increase in the loss and LAE ratio was due primarily to higher severity from fire losses coupled with increased loss frequency associated with weather related losses. Colder temperatures and snow accumulation during the early part of the quarter caused an increase in freezing losses as well as collapse losses associated with snow accumulation. The increase in claim count for the personal segment was driven by the homeowner’s line.

The loss and LAE ratio for personal auto decreased to 65.6% in the first quarter of 2009 from 69.1% in the first quarter of 2008. The decrease is due to growth in net premiums earned as well as a drop in claim frequency and severity during the first quarter of 2009. The claim count for personal auto in the first quarter of 2009 was consistent with the first quarter of 2008.

The farm segment was also negatively impacted by fire losses which caused the increase in its loss and LAE ratio as compared to the 2008 quarter.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended March 31 were as follows:

	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$2,015,153	$1,879,677	$135,476	7.2%
Other underwriting expenses	2,096,521	2,183,357	(86,836)	(4.0%)

Total policy acquisition and other underwriting expenses	$4,111,674	$4,063,034	$48,640	1.2%

Net premiums earned	$12,820,881	$11,216,905	$1,603,976	14.3%

Expense ratio	32.1%	36.2%	(4.1%)

Amortization of deferred policy acquisition costs (“DAC”) increased during the first quarter of 2009 as compared to the same period in 2008 as a result of increased earned premium volume. However, as a percentage of net premiums earned DAC amortization decreased from 16.8% to 15.7% as a result of the increased volume of personal automobile premium which pays a lower commission than other products as well as increased ceding commission. The decrease in other underwriting expenses is due to lower assessments from state mandated pools and associations and a decline in depreciation expense.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended March 31 are as follows:

	2009	2008	Change	% Change
Fixed maturities	$567,440	$566,886	$554	0.1%
Equity securities	157	69	88	127.5%
Cash and cash equivalents	20,834	39,009	(18,175)	(46.6%)

Gross investment income	588,431	605,964	(17,533)	(2.9%)
Less: Investment expenses	(87,246)	(89,728)	(2,482)	(2.8%)

Net investment income	$501,185	$516,236	$(15,051)	(2.9%)

Average invested assets (amortized cost basis)	$68,587,357	$62,067,890	$6,519,467	10.5%

Rate of return on average invested assets	2.9%	3.3%	(0.4%)

Gross investment income from the fixed portfolio during the first quarter of 2009 was consistent with the same period in the prior year. However, over the last 12 months, the markets have seen extremely volatile conditions. The Federal Funds Rate dropped from an already low 1% to an unprecedented 0% to 0.25% range. Therefore, the interest rate environment in the first quarter of 2009 was much lower than in the first quarter of 2008. Over the last four quarters, the portfolio has been positioned to reduce both credit risk and interest rate risk going forward. This has led to investing in more risk averse securities. The portfolio duration has also been reduced from 5.3 years during the first quarter of 2008 to below 4 years in the first quarter of 2009. This substantial decrease has produced a portfolio more defensive to a potential rise in interest rates. The combination of these investment decisions, combined with much lower yields, particularly on the short end of the yield curve, is expected to lead to a modest decline in investment income through the remainder of 2009. The decline in income from cash and cash equivalents is a result of the lower interest rate environment experienced during the first quarter of 2009 compared to the same period in the prior year. Investment expenses decreased slightly as a result of lower advisory fees.

The table below summarizes the net realized gains generated during the three month period ended March 31:

	2009	2008	Change	% Change
Net realized gains (losses) - fixed maturities	$253,825	$66,383	$187,442	282.4%
Net realized gains (losses) - equity securities	(57,164)	92,219	(149,383)	(162.0%)

Total net realized gains (losses)	$196,661	$158,602	$38,059	24.0%

During the quarter ended March 31, 2009, the Company sold approximately $5.5 million in fixed maturity securities which generated realized gains of $253,825. In addition, the Company rebalanced a portion of the equity portfolio in order to realign the sector allocation within the portfolio. The rebalancing resulted in net realized losses of $57,164.

Income Tax Expense. During the quarters ended March 31, 2009 and 2008 the Company recorded income tax expense of approximately $52,000 and $526,000, respectively. The decrease is due to lower pre-tax income in the 2009 quarter compared to the prior year period coupled with higher tax-exempt interest income during the 2009 quarter compared to 2008. The effective tax rate for the quarter ended March 31, 2009 was 15.7% compared to 32.3% in the prior year quarter. The decrease in the effective tax rate is due to the fact that non-taxable investment income made up a larger component of total pre-tax income in the 2009 quarter as compared to the 2008 quarter.

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

Cash flow (used in) provided by operations was $(992,000) and $267,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $1,259,000. During the three months ended March 31, 2009 as compared to the same period in 2008, net premiums collected increased $1,745,000, net loss and LAE payments increased $3,464,000, policy acquisition and other underwriting expenses paid increased $230,000 and federal income taxes paid decreased $600,000. Other cash provided by operations increased $90,000 during the three months ended March 31, 2009 compared to the same period in 2008.

During the three months ended March 31, 2009 and 2008, cash flow provided by investing activities was $4,997,000 and $245,000, respectively. The increase in cash flow provided by investing activities is due to an increase in the sales of fixed maturity securities.

Cash provided by financing activities was $125,000 and $16,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, financing activities consisted of the issuance of common stock which generated $180,000 in proceeds, share repurchases of approximately $2,000 and a cash dividend of $53,000 paid to stockholders. During the same period in 2008, financing activities consisted of cash received of approximately $16,000 from the exercise of stock options.

The Company paid a quarterly cash dividend of $.03 per common share on March 30, 2009 which totaled approximately $53,000. The Board’s current intention is evaluate each quarter whether a cash dividend will be declared. The payment of future dividends will depend upon the availability of cash resources at the Holding Company, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

During the quarter ended March 31, 2009, the Company repurchased 190 shares of our common stock under a repurchase plan which was previously announced on May 8, 2008. The shares were repurchased at a cost of approximately $2,518, or $13.25 per share. See Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase program.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,844,590	$174,967	$—	$7,019,557
States and political subdivisions	22,972,995	430,106	369,227	23,033,874
Corporate securities	6,094,994	68,434	261,238	5,902,190
Mortgage-backed securities	13,609,674	218,059	733,669	13,094,064

	49,522,253	891,566	1,364,134	49,049,685

Equity securities - mutual funds	7,654,308	—	3,499,949	4,154,359

Total	$57,176,561	$891,566	$4,864,083	$53,204,044

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,088,700	$293,127	$—	$9,381,827
States and political subdivisions	23,010,088	224,481	721,766	22,512,803
Corporate securities	5,116,362	49,142	71,830	5,093,674
Mortgage-backed securities	17,378,907	304,940	713,368	16,970,479

	54,594,057	871,690	1,506,964	53,958,783

Equity securities - mutual funds	7,704,834	—	3,144,466	4,560,368

Total	$62,298,891	$871,690	$4,651,430	$58,519,151

At March 31, 2009, corporate securities accounted for 12% of our fixed maturity portfolio, mortgage backed securities were 27%, states and political subdivisions (including both taxable and tax-exempt municipal) were 47% and U. S. government and government agency bonds were 14%. At March 31, 2009, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap – 27%, mid-cap – 23%, small-cap – 27%, specialty – 4%, and international – 19%.

At December 31, 2008, corporate securities accounted for 9% of our fixed maturity portfolio, mortgage backed securities were 32%, states and political subdivisions (including both taxable and tax-exempt municipal) were 42% and U. S. government and government agency bonds were 17%. At December 31, 2008, our equity portfolio, which consists entirely of mutual funds, was spread among the following mutual fund types: large-cap – 29%, mid-cap – 24%, small-cap – 26%, specialty – 3%, and international – 18%.

All securities are listed as available for sale. We evaluate securities for impairment on a regular basis and specifically determine on an individual security basis whether or not the decline in value is other than temporary. Equity securities with unrealized losses at March 31, 2009 were determined to have temporary declines in value generally due to the current tightness in the credit markets and the related impact on the equity market, geopolitical reasons or a reaction to their particular industry rather than fundamental reasons. Fixed maturity securities with unrealized losses at March 31, 2009 were also determined to have temporary declines in value as opposed to fundamental changes in the credit quality of the issuers of the securities. We believe it is more likely than not that those securities will appreciate in value.

The following table summarizes the length of time securities with unrealized losses at March 31, 2009 have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	519,015	2,784	7,184,850	366,443	7,703,865	369,227
Corporate securities	378,322	26,399	1,398,018	234,839	1,776,340	261,238
Mortgage-backed securities	1,612,145	120,059	3,250,927	613,610	4,863,072	733,669

	2,509,482	149,242	11,833,795	1,214,892	14,343,277	1,364,134

Equity securities - mutual funds	2,490,156	1,890,800	1,664,203	1,609,149	4,154,359	3,499,949

Total	$4,999,638	$2,040,042	$13,497,998	$2,824,041	$18,497,636	$4,864,083

As of March 31, 2009, the portfolio included four fixed maturity securities and ten equity securities in an unrealized loss position for less than twelve months and twenty-seven fixed maturity securities and five equity securities in an unrealized loss position for more than twelve months. Of the fixed maturity securities, one was trading below 75% of amortized cost; six were trading between 76% and 84% of amortized cost, nine were trading between 85% and 94% of amortized cost while the remaining fifteen were trading at or above 95% of amortized cost. All the fixed maturity securities in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade securities.

Of the fifteen equity securities in an unrealized loss position, the range of market value to cost was from 41% up to 72%. While all of these securities are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities in addition to the fact that the Company has both the intent and ability to hold these securities until their recovery supports our view that these securities were not other-than-temporarily impaired.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$44,511	$(4,539)
1%	46,779	(2,271)
0	49,050	—
-1%	51,322	2,272
-2%	53,596	4,546

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and he does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2009, the Insurance Company can pay a non-extraordinary dividend of up to $2,688,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the Company continues to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus.

The following table sets forth the repurchases of common stock for the quarter ended March 31, 2009:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Month ended January 31, 2009	190	$13.25	190	58,810
Month ended February 28, 2009	—	$—	—	58,810
Month ended March 31, 2009	—	$—	—	58,810
Total	190	$13.25	190

(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE
31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: May 15, 2009	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)