Form 10-Q
period 2009-06-30
FREMONT MICHIGAN INSURACORP INC
filed 2009-08-13
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 3, 2009
COMMON STOCK (No Par Value)	1,744,473
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Investments:
Fixed maturities available for sale, at fair value	$51,391,029	$53,958,783
Equity securities available for sale, at fair value	8,017,955	4,560,368
Mortgage loans on real estate from related parties	242,793	247,000

Total investments	59,651,777	58,766,151
Cash and cash equivalents	10,503,456	6,576,564
Receivable from investments	17,886	—
Premiums due from policyholders, net	9,561,580	8,888,334
Amounts due from reinsurers	7,479,192	6,844,407
Prepaid reinsurance premiums	570,394	465,006
Accrued investment income	577,307	594,776
Deferred policy acquisition costs	3,685,377	3,596,147
Deferred federal income taxes	4,248,243	4,741,726
Property and equipment, net of accumulated depreciation	2,511,066	2,455,766
Other assets	5,732	30,670

	$98,812,010	$92,959,547

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$22,170,862	$21,369,524
Unearned premiums	25,818,168	25,455,624
Reinsurance balances payable	58,374	161,845
Accrued expenses and other liabilities	9,646,240	6,657,625

Total liabilities	57,693,644	53,644,618

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,754,473 and 1,740,154 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	8,930,776	8,653,443
Retained earnings	33,213,878	32,507,143
Accumulated other comprehensive loss	(1,026,288)	(1,845,657)

Total stockholders’ equity	41,118,366	39,314,929

Total liabilities and stockholders’ equity	$98,812,010	$92,959,547

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net premiums earned	$13,197,608	$11,778,423	$26,018,489	$22,995,328
Net investment income	438,980	535,039	940,165	1,051,275
Net realized gains on investments	14,833	—	211,494	158,602
Other income, net	179,185	148,687	323,351	286,828

Total revenues	13,830,606	12,462,149	27,493,499	24,492,033

Expenses:
Losses and loss adjustment expenses, net	8,773,377	6,910,578	17,994,570	13,247,077
Policy acquisition and other underwriting expenses	4,258,906	4,013,599	8,370,580	8,076,633

Total expenses	13,032,283	10,924,177	26,365,150	21,323,710

Income before federal income tax expense	798,323	1,537,972	1,128,349	3,168,323
Federal income tax expense	213,616	420,986	265,534	946,883

Net income	$584,707	$1,116,986	$862,815	$2,221,440

Earnings per share
Basic	$.33	$.63	$.49	$1.25
Diluted	$.33	$.62	$.48	$1.22

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2009

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	1,740,154	$8,653,443	$32,507,143	$(1,845,657)	$39,314,929
Comprehensive income:
Net income			862,815		862,815
Net unrealized gains on investments, net of tax				847,307	847,307
Amortization of prior service credit, net of tax				(28,276)	(28,276)
Amortization of net actuarial loss, net of tax				338	338

Total comprehensive income					1,682,184
Common stock issued	19,509	237,610			237,610
Common stock repurchased	(5,190)	(24,859)	(50,658)		(75,517)
Tax benefit from stock options exercised		2,318			2,318
Cash dividend			(105,422)		(105,422)
Stock-based compensation		62,264			62,264

Balance, June 30, 2009	1,754,473	$8,930,776	$33,213,878	$(1,026,288)	$41,118,366

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income	$862,815	$2,221,440
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	450,187	567,063
Deferred federal income taxes	71,388	4,580
Stock based compensation expense	62,264	51,865
Net realized gains on investments	(211,494)	(158,602)
Net amortization of premiums on investments	160,648	115,317
Excess tax benefit from stock options exercised	(2,319)	(6,681)
Changes in assets and liabilities:
Premiums due from policyholders	(673,246)	(556,435)
Amounts due from reinsurers	(634,785)	226,591
Prepaid reinsurance premiums	(105,388)	(126,565)
Accrued investment income	17,469	(31,921)
Deferred policy acquisition costs	(89,230)	39,048
Other assets	24,938	39,093
Losses and loss adjustment expenses	801,338	582,527
Unearned premiums	362,544	358,277
Reinsurance balances payable	(103,471)	(145,179)
Accrued expenses and other liabilities	2,948,600	552,360

Net cash provided by operating activities	3,942,258	3,732,778

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	13,288,933	6,535,673
Proceeds from sales of equity investments	156,377	535,853
Purchases of fixed maturity investments	(10,053,866)	(9,307,166)
Purchases of equity investments	(2,946,633)	(545,561)
Increase (decrease) in receivable from investments	(17,886)	—
Repayment of mortgage loan on real estate from related party	4,207	3,519
Purchase of property and equipment, net	(505,487)	(629,264)

Net cash provided by (used in) investing activities	(74,355)	(3,406,946)

Cash flows from financing activities:
Proceeds from issuance of common stock	237,610	9,383
Shares repurchases of common stock	(75,518)	—
Dividends paid to stockholders	(105,422)	—
Tax benefit from exercised stock options	2,319	6,681

Net cash provided by financing activities	58,989	16,064

Net increase in cash and cash equivalents	3,926,892	341,896
Cash and cash equivalents, beginning of period	6,576,564	4,033,158

Cash and cash equivalents, end of period	$10,503,456	$4,375,054

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

2.	New Accounting Standards

Adopted Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS No. 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. Therefore, the effects of the adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP 115-2) which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. We adopted this FSP in the second quarter of 2009.

The FSP essentially states that an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

The FSP requires that companies record, as of the beginning of the interim period of adoption, a cumulative-effect adjustment to reclassify the noncredit component of a previously recognized OTTI loss from retained earnings to other comprehensive income if the company does not intend to sell the security and it is more-likely-than-not that the company will not be required to sell the security before recovery of its amortized cost basis. The adoption had no impact on our financial position or results of operations. We had no cumulative-effect adjustment upon adoption at the beginning of the second quarter.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Our adoption of this FSP was effective April 1, 2009. The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The adoption did not impact our financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the FSP are effective for the quarter ending June 30, 2009 and are included in Note 4 Fair Value Measurements to the unaudited consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on our results of operations or financial position. We have evaluated subsequent events through August 13, 2009, the date the financial statements were issued.

Prospective Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS No. 168 will have no impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets” and SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which update accounting for securitizations and special-purpose entities. SFAS 166 is a revision to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require additional information regarding financial asset transfers, including securitization transactions, and the presence of continuing exposure around the risks related to transferred financial assets. It removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, to variable interest entities that are qualifying special-purpose entities. SFAS 167 is a revision to FASB Interpretation No. 46(R) and modifies a Company’s determination of consolidating an entity that is insufficiently capitalized or is not controlled through voting or similar ownership rights. SFAS 166 and 167 will be effective January 1, 2010, and are effective for interim periods within the first annual reporting period. Earlier application is prohibited. We do not expect the implementation of SFAS 166 or 167 to have a significant impact on our financial statements.

3.	Investments

Our investment portfolio includes fixed maturity debt securities and equity securities including common stocks and mutual funds. At June 30, 2009 and December 31, 2008, all of the Company’s investments are classified as available-for-sale and are available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,823,172	$160,953	$—	$6,984,125
States and political subdivisions	21,198,737	245,839	319,638	21,124,938
Corporate securities	10,952,090	104,065	30,682	11,025,473
Mortgage-backed securities	12,493,368	192,948	429,823	12,256,493

	51,467,367	703,805	780,143	51,391,029

Equity securities	10,437,561	83,572	2,503,178	8,017,955

Total	$61,904,928	$787,377	$3,283,321	$59,408,984

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,088,700	$293,127	$—	$9,381,827
States and political subdivisions	23,010,088	224,481	721,766	22,512,803
Corporate securities	5,116,362	49,142	71,830	5,093,674
Mortgage-backed securities	17,378,907	304,940	713,368	16,970,479

	54,594,057	871,690	1,506,964	53,958,783

Equity securities	7,704,834	—	3,144,466	4,560,368

Total	$62,298,891	$871,690	$4,651,430	$58,519,151

At June 30, 2009, corporate securities accounted for 21% of our fixed maturity portfolio, mortgage backed securities were 24%, states and political subdivisions (tax-exempt municipal) were 41% and U. S. government and government agency bonds were 14%. At June 30, 2009, our equity portfolio included both mutual funds (69%) and stocks (31%). The mutual funds, as a percentage of total equities were spread among the following mutual fund types: large-cap – 17%, mid-cap – 20%, small-cap – 17%, specialty – 2%, and international – 13%. Sector allocation for stocks is as follows: basic materials 3%, bond equivalent 2%, communications 2%, consumer cyclical 2%, consumer non-cyclical 3%, energy 4%, financial 4%, healthcare 3%, industrials 2%, technology 5%, and utilities 1%.

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

The following table presents the amortized cost and estimated fair value of fixed maturity securities as of June 30, 2009 by contractual maturity. Actual maturities on mortgage backed securities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, mortgage back securities have been classified on a separate line in the table below.

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$5,574,604	$5,619,981
Due after one year through five years	13,727,266	13,917,300
Due after five years through ten years	17,774,111	17,858,487
Due after ten years	1,898,018	1,738,768
Mortgage-backed securities	12,493,368	12,256,493

	$51,467,367	$51,391,029

Evaluating Investments for Other-than-Temporary Impairments

The Company reviews the status and market value changes of its investment portfolio on at least a quarterly basis during the year, and any provisions for other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. The following tables are used as part of our impairment analysis.

The table below shows the total value of securities that were in an unrealized loss position as of June 30, 2009 and December 31, 2008 including the length of time they have been in an unrealized loss position. As of June 30, 2009 and December 31, 2008, unrealized

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

losses, as shown in the following tables, were 4.7% and 7.1%, respectively of total invested assets including cash and cash equivalents.

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	4,668,240	38,093	4,654,338	281,545	9,322,578	319,638
Corporate securities	3,914,969	14,487	514,730	16,195	4,429,699	30,682
Mortgage-backed securities	—	—	3,898,626	429,823	3,898,626	429,823

	8,583,209	52,580	9,067,694	727,563	17,650,903	780,143

Equity securities	2,082,044	1,192,906	4,028,997	1,310,272	6,111,041	2,503,178

Total	$10,665,253	$1,245,486	$13,096,691	$2,037,835	$23,761,944	$3,283,321

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	8,377,480	383,576	3,115,265	338,190	11,492,745	721,766
Corporate securities	1,396,720	43,584	571,754	28,246	1,968,474	71,830
Mortgage-backed securities	4,578,839	637,609	937,578	75,759	5,516,417	713,368

	14,353,039	1,064,769	4,624,597	442,195	18,977,636	1,506,964

Equity securities	2,804,128	1,617,854	1,756,240	1,526,612	4,560,368	3,144,466

Total	$17,157,167	$2,682,623	$6,380,837	$1,968,807	$23,538,004	$4,651,430

The following table shows the composition of the fixed maturities securities in unrealized loss positions at June 30, 2009 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Book Value	Fair Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$18,431,046	$17,650,903	$(780,143)	100.0%
2	BBB	Baa	—	—	—	—
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

			$18,431,046	$17,650,903	$(780,143)	100.0%

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

As of June 30, 2009, the fixed maturity portfolio included seventeen securities in an unrealized loss position for less than twelve months and eighteen fixed maturity securities in an unrealized loss position for twelve months or more. Of the fixed maturity securities, seven were trading between 86% and 90% of amortized cost; one was trading between 91% and 95% of amortized cost, while the remaining twenty-seven were trading at or above 95% of amortized cost. All the fixed maturity securities in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade securities. All fixed maturity securities, except one corporate bond, in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. The one corporate bond is a security which was written down in 2008 due to the issuer filing for bankruptcy.

As of April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2. Accordingly, any credit-related impairment related to fixed maturity securities we do not plan to sell and for which we are not likely to be required to sell is recognized in net income, with the non-credit related impairment recognized in comprehensive income. Based on our analysis, our fixed maturity portfolio is of a high credit quality and we believe we will recover our amortized cost basis of our fixed maturity securities. The fixed maturity unrealized losses can primarily be attributed to changes in interest rates and corresponding spread widening as opposed to fundamental changes in the credit quality of the issuers of the securities. We continually monitor the credit quality of our fixed maturity investments to gauge the likelihood of principal and interest being collected.

In reviewing its equity securities, which include common stock and mutual funds, the Company takes into consideration the security’s market price history, the length of time that the security’s fair value has been below cost, the individual investments held within the mutual fund, most current audit opinion, industry and securities market conditions, and analyst expectations to reach its conclusions. In addition to analyzing each individual security that has a fair value below cost, the Company also considers its intent and ability to hold a security until its fair value is equal to or greater than its cost.

As of June 30, 2009, the equity portfolio included fifty-two securities in an unrealized loss position for less than twelve months and five securities in an unrealized loss position for twelve months or more. Of the five equity securities with unrealized losses twelve months or more, the range of market value to cost was from 60% to 69%. Of the fifty-two equity securities with unrealized losses less than twelve months, six had a market value to cost of 51% to 75%, three were between 76% and 85%, ten traded between 85% and 95% of cost and the remaining thirty-three traded above 95% of cost. Equity securities with unrealized losses at June 30, 2009 were determined to have temporary declines in value generally due to the current tightness in the credit markets and the related impact on the equity market, geopolitical reasons or a reaction to their particular industry rather than fundamental reasons.

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

Our available-for-sale investment portfolio consists of fixed maturity and equity securities, and is recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The change in the fair value of these investments is recorded as a component of other comprehensive income.

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

Level 1

Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of fixed maturity and equity securities included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes publicly traded equity securities and U.S. Government Treasury and Agency securities.

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

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of June 30, 2009 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities	$51,391,029	$1,648,301	$49,742,728	$—
Equity Securities	8,017,955	8,017,955	—	—

Total	$59,408,984	$9,666,256	$49,742,728	$—

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Fixed Maturity Securities	$51,391,029	$51,391,029	$53,958,783	$53,958,783
Equity Securities	8,017,955	8,017,955	4,560,368	4,560,368
Mortgage loans	242,793	242,793	247,000	247,000
Cash and cash equivalents	10,503,456	10,503,456	6,576,564	6,576,564

5. Comprehensive Income or Loss

The Company’s comprehensive income (loss) for the three and six months ended June 30 is as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$584,707	$1,116,986	$862,815	$2,221,440
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	984,326	(356,971)	986,891	(1,078,878)
Reclassification adjustment for realized (gain) loss on investments included in net income	(9,790)	—	(139,584)	(104,677)
Amortization of prior service credit	(14,137)	(14,138)	(28,276)	(28,275)
Amortization of net actuarial loss	169	2,021	338	4,043

Other comprehensive income (loss), net of tax	960,568	(369,088)	819,369	(1,207,787)

Comprehensive income	$1,545,275	$747,898	$1,682,184	$1,013,653

6.	Earnings per Share

Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average dilutive share equivalents outstanding. The computation of basic and diluted earnings per share for the three and six month periods ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$584,707	$1,116,986	$862,815	$2,221,440

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,758,400	1,781,154	1,751,505	1,780,581
Effect of dilutive stock options	34,929	34,219	34,494	36,821

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,793,329	1,815,373	1,785,999	1,817,402

Basic earnings per share	$0.33	$0.63	$0.49	$1.25
Diluted earnings per share	$0.33	$0.62	$0.48	$1.22

7.	Segment Information

The Company defines its operations as property and casualty insurance operations. The Company writes four major insurance lines exclusively in the State of Michigan: Personal, Commercial, Farm and Marine. The separate financial information of these four major insurance lines is consistent with the way results are regularly evaluated by management in deciding how to allocate resources and in assessing performance. All revenues are generated from external customers and the Company does not have a significant reliance on any single major customer. The Company evaluates product line profitability based on underwriting gain (loss).

During the quarter ended June 30, 2009, the Company completed its implementation of a new financial reporting system. The new system has expanded the Company’s capability in assigning expenses to a product line, a department or one of the major insurance lines. Prior to April 1, 2009, expenses were allocated to the four major insurance lines based on either net premiums earned or net losses incurred. Effective, April 1, 2009, expenses which are not directly assigned to a product line, a department or a major insurance line are allocated based on measurements including premiums, incurred losses or other departmental employee data. The underwriting gain (loss) by major insurance line would change if different methods were applied.

The Company does not allocate assets, net investment income, net realized gains on investments or other income (expense) to its product lines. In addition, the Company does not separately identify depreciation expense related to the building by product line as such disclosure would be impracticable.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net premiums earned:
Personal lines	$9,753,637	$8,193,611	$19,105,019	$16,057,739
Commercial lines	1,721,143	1,978,227	3,496,729	3,781,927
Farm	1,248,223	1,157,664	2,471,326	2,268,450
Marine	474,605	448,921	945,415	887,212

Total net premiums earned	13,197,608	11,778,423	26,018,489	22,995,328

Expenses:
Loss and loss adjustment expenses:
Personal lines	6,500,129	5,687,712	13,412,117	10,422,980
Commercial lines	1,294,219	324,735	2,407,929	1,510,336
Farm	762,311	686,380	1,790,692	1,116,020
Marine	216,718	211,751	383,832	197,741

Total loss and loss adjustment expenses	8,773,377	6,910,578	17,994,570	13,247,077

Policy acquisition and other underwriting expenses:
Personal lines	2,582,172	2,791,372	5,463,824	5,639,948
Commercial lines	1,001,023	674,980	1,652,624	1,328,324
Farm	428,916	394,392	868,671	796,746
Marine	246,795	152,855	385,461	311,615

Total policy acquisition and other underwriting expenses	4,258,906	4,013,599	8,370,580	8,076,633

Underwriting gain (loss):
Personal lines	671,336	(285,473)	229,078	(5,189)
Commercial lines	(574,099)	978,512	(563,824)	943,267
Farm	56,996	76,892	(188,037)	355,684
Marine	11,092	84,315	176,122	377,856

Total underwriting gain (loss)	165,325	854,246	(346,661)	1,671,618
Net investment income	438,980	535,039	940,165	1,051,275
Net realized gains (losses) on investments	14,833	—	211,494	158,602
Other income, net	179,185	148,687	323,351	286,828

Income before federal income taxes	$798,323	$1,537,972	$1,128,349	$3,168,323

As previously noted, effective April 1, 2009, the Company changed its method for determining how certain expenses are assigned to its four major insurance lines. The table below reflects the impact of these changes on each of the affected statement lines:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	As Reported	Prior Method	As Reported	Prior Method
Policy acquisition and other underwriting expenses:
Personal lines	$2,582,172	$3,036,474	$5,463,824	$5,918,126
Commercial lines	1,001,023	617,854	1,652,624	1,269,455
Farm	428,916	446,693	868,671	886,448
Marine	246,795	157,885	385,461	296,551

Total policy acquisition and other underwriting expenses	$4,258,906	$4,258,906	$8,370,580	$8,370,580

Underwriting gain (loss):
Personal lines	$671,336	$217,034	$229,078	$(225,224)
Commercial lines	(574,099)	(190,930)	(563,824)	(180,655)
Farm	56,996	39,219	(188,037)	(205,814)
Marine	11,092	100,002	176,122	265,032

Total underwriting gain (loss)	$165,325	$165,325	$(346,661)	$(346,661)

8.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,944	$2,844	$3,890	$5,688
Interest cost	26,285	25,276	52,570	50,551
Amortization of unrecognized prior service cost	(21,420)	(21,421)	(42,841)	(42,842)
Amortization of unrecognized net actuarial loss	253	3,063	507	6,126

Net periodic benefit cost	$7,062	$9,762	$14,126	$19,523

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the six months ended June 30, 2009 the Company has made contributions to the plan of approximately $69,000. During 2009, the Company expects to contribute a total of $70,000 to the plan to cover anticipated benefit payments.

9.	Reinsurance

The effect of reinsurance on premiums written and earned and losses and LAE incurred was as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	June 30, 2009		June 30, 2008
	Written	Earned	Written	Earned
Direct	$17,303,818	$15,892,126	$16,448,525	$14,438,875
Assumed	46,322	35,701	29,828	22,143
Ceded	(2,739,919)	(2,730,219)	(2,818,825)	(2,682,595)

Net premiums	$14,610,221	$13,197,608	$13,659,528	$11,778,423

	Six Months Ended
	June 30, 2009		June 30, 2008
	Written	Earned	Written	Earned
Direct	$31,719,502	$31,365,043	$28,512,227	$28,159,558
Assumed	60,860	52,774	47,478	41,871
Ceded	(5,427,327)	(5,399,328)	(5,323,311)	(5,206,101)

Net premiums	$26,353,035	$26,018,489	$23,236,394	$22,995,328

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss and LAE incurred	$9,253,760	$7,623,738	$20,294,117	$14,278,353
Reinsurance recoveries	(480,383)	(713,160)	(2,299,547)	(1,031,276)

Net loss and LAE incurred	$8,773,377	$6,910,578	$17,994,570	$13,247,077

10.	Federal Income Taxes

The provision for income taxes for the three and six months ended June 30 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current expense	$97,079	$457,858	$194,147	$942,303
Deferred expense (benefit)	116,537	(36,872)	71,387	4,580

Total	$213,616	$420,986	$265,534	$946,883

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Income before federal income taxes	$798,323		$1,537,972		$1,128,349		$3,168,323

Tax at statutory rate	271,430	34.0%	522,911	34.0%	383,639	34.0%	1,077,230	34.0%
Tax effect of :
Nontaxable investment income	(60,740)	(7.6%)	(79,355)	(5.2%)	(122,357)	(10.9%)	(156,169)	(4.9%)
Nondeductible expenses, net	2,923	0.4%	1,307	0.1%	4,249	0.4%	3,002	0.1%
Other, net	3	0.0%	(23,877)	(1.5%)	3	0.0%	22,820	0.7%

Federal income tax expense	$213,616	26.8%	$420,986	27.4%	$265,534	23.5%	$946,883	29.9%

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of June 30, 2009 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

At June 30, 2009 and December 31, 2008 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	June 30, 2009	December 31, 2008
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$450,378	$439,895
Unearned premium reserves	1,784,160	1,741,373
Unrealized losses on investments	848,621	1,285,111
Realized losses on investments	123,080	123,080
Postretirement benefits accrued	592,404	591,157
Net operating loss carryforward	2,294,427	2,362,431
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	238,640	207,193

Total deferred federal income tax assets	6,689,407	7,107,937

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,295,412)	(1,253,820)
Property and equipment	(125,311)	(88,698)
Other deferred tax liabilities	(10,404)	(13,656)

Total deferred federal income tax liabilities	(1,431,127)	(1,356,174)

Net deferred federal income tax asset	5,258,280	5,751,763
Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$4,248,243	$4,741,726

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 131 years. We market policies through approximately 175 independent insurance agencies. Fremont Insurance Company has a financial strength rating of “B++” (Good) by A.M. Best. The

Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIR”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of June 30, 2009, we had approximately 68,200 policies in force and assets of $98.8 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and six months ended June 30, 2009 and 2008. The Company’s fiscal year ends on December 31.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at June 30, 2009.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Reported losses
Personal	$8,311	$9,043
Commercial	3,189	2,538
Farm	1,844	1,228
Marine	551	603

	13,895	13,412

IBNR losses
Personal	4,739	4,538
Commercial	2,746	2,644
Farm	447	447
Marine	344	329

	8,276	7,958

Total
Personal	13,050	13,581
Commercial	5,935	5,182
Farm	2,291	1,675
Marine	895	932

	$22,171	$21,370

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of June 30, 2009 and December 31, 2008, was approximately $88,000 and $131,000, respectively.

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

The Company evaluates its investment portfolio on at least a quarterly basis during the year using both qualitative and quantitative criteria to determine impairments in the portfolio for other-than-temporary declines in fair value. In reviewing its fixed maturity securities for other than temporary impairment, the Company takes into consideration the security’s market price history, the length of time that the security’s fair value has been below cost, the issuer’s operating results, financial condition and liquidity, its ability to access capital markets, credit rating trends, most current audit opinion, industry and securities market conditions, and analyst expectations, to reach its conclusions. In reviewing equity securities, which include both common stocks and mutual funds, the Company takes into consideration the security’s market price history, the length of time that the security’s fair value has been below cost, the individual investments held within the mutual fund, most current audit opinion, industry and securities market conditions, and analyst expectations to reach its conclusions.

Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold equity securities in an unrealized loss position. For fixed maturity securities, we consider our intent to sell a security and whether it is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis. Significant changes in these factors could result in a charge to net income for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis.

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

At June 30, 2009 and December 31, 2008, the Company’s recoverable from reinsurers was comprised of the following:

	June 30, 2009	December 31, 2008
Paid losses and LAE	$969,567	$726,618
Unpaid losses and LAE	6,509,625	6,117,789

Amounts due from reinsurers	$7,479,192	$6,844,407

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

Results of Operations – Three Months Ended June 30, 2009 and 2008

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended June 30, 2009 and 2008. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

	2009	2008	Change
			Dollar	Percentage
Underwriting gain (loss)
Personal	$671,336	$(285,473)	$956,809	335.2%
Commercial	(574,099)	978,512	(1,552,611)	(158.7%)
Farm	56,996	76,892	(19,896)	(25.9%)
Marine	11,092	84,315	(73,223)	(86.8%)

Total underwriting gain	165,325	854,246	(688,921)	(80.6%)
Other revenue (expense) items
Net investment income	438,980	535,039	(96,059)	(18.0%)
Net realized gains on investments	14,833	—	14,833	—
Other income	179,185	148,687	30,498	20.5%

Total other revenue (expense) items	632,998	683,726	(50,728)	(7.4%)

Income before federal income taxes	798,323	1,537,972	(739,649)	(48.1%)
Federal income tax expense	(213,616)	(420,986)	207,370	(49.3%)
Net income	$584,707	$1,116,986	$(532,279)	(47.7%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended June 30, 2009 and 2008.

	2009	2008	Change	% Change
Direct premiums written	$17,303,818	$16,448,525	$855,293	5.2%

Net premiums written	$14,610,221	$13,659,528	$950,693	7.0%

Net premiums earned	$13,197,608	$11,778,423	$1,419,185	12.0%
Loss and LAE	8,773,377	6,910,578	1,862,799	27.0%
Policy acquisition and other underwriting expenses	4,258,906	4,013,599	245,307	6.1%

Underwriting gain	$165,325	$854,246	$(688,921)	(80.6%)

Loss and LAE ratio	66.5%	58.7%	7.8%
Policy acquisition and other underwriting expense ratio	32.3%	34.1%	(1.8%)
Combined ratio	98.8%	92.8%	6.0%

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

Direct premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2009	2008	$ Change	% Change
Direct Premiums Written:
Personal	$12,137,212	$11,100,731	$1,036,481	9.3%
Commercial	2,722,934	3,017,150	(294,216)	(9.8%)
Farm	1,513,144	1,397,401	115,743	8.3%
Marine	930,528	933,243	(2,715)	(0.3%)

	$17,303,818	$16,448,525	$855,293	5.2%

Direct premiums written increased 5.2% during the quarter ended June 30, 2009 as a result of renewal premium growth of 9.0% offset by a decrease in new business premium of 13.9%. Direct premiums written for the personal segment increased 9.3%, driven by personal auto, up 11.6%, and homeowners, up 5.4%. During the quarter ended June 30, 2009, the personal segment experienced a decrease in new business of 7.2% while renewal business increased 10.7% as compared to the 2008 quarter. Personal auto new business premium increased 3.4% while renewal premium grew 13.1%. Homeowner new business premium decreased 14.8% while renewal premium grew 8.9%. The decrease in new business growth for both personal auto and homeowners is due to a focus on tighter underwriting guidelines coupled with rate increases put into effect during the second quarter. Since March 31, 2009, the in-force policy count for personal auto and homeowners increased 3.0% and 0.6%, respectively.

The commercial segment experienced a decrease of 9.8% in direct premiums written as a result of a reduction in new business premium of 29.2% and growth in renewal business of 6.7%. New business for the quarter was down across all commercial products due to strong growth experienced during the 2008 quarter coupled with the challenging Michigan economy. Since March 31, 2009, the in-force policy count for the commercial segment increased 0.4%.

Farm direct premiums written increased 8.3% driven by growth in new business of 16.8% coupled with growth in renewal business of 3.3%. Direct premiums written for the marine segment was down 0.3%, driven by a decrease in new business of 27.1% offset by renewal growth of 5.6%.

Net premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2009	2008	$ Change	% Change
Net Premiums Written:
Personal	$10,386,262	$9,056,466	$1,329,796	14.7%
Commercial	1,988,854	2,505,588	(516,734)	(20.6%)
Farm	1,353,224	1,228,060	125,164	10.2%
Marine	881,881	869,414	12,467	1.4%

	$14,610,221	$13,659,528	$950,693	7.0%

The increase in net premiums written is due to growth in direct premiums written of $855,000 coupled with a decline of $96,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended June 30 are presented in the table below:

	2009	2008	$ Change	% Change
Net Premiums Earned:
Personal	$9,753,637	$8,193,611	$1,560,026	19.0%
Commercial	1,721,143	1,978,227	(257,084)	(13.0%)
Farm	1,248,223	1,157,664	90,559	7.8%
Marine	474,605	448,921	25,684	5.7%

	$13,197,608	$11,778,423	$1,419,185	12.0%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $1,453,000 offset by an increase of $34,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended June 30 are shown in the tables below:

	2009	2008	$ Change	% Change
Loss and LAE:
Personal	$6,500,129	$5,687,712	$812,417	14.3%
Commercial	1,294,219	324,735	969,484	298.5%
Farm	762,311	686,380	75,931	11.1%
Marine	216,718	211,751	4,967	2.3%

	$8,773,377	$6,910,578	$1,862,799	27.0%

Incurred Claim Count:
Personal	2,466	2,365	101	4.3%
Commercial	243	179	64	35.8%
Farm	137	161	(24)	(14.9%)
Marine	89	68	21	30.9%

	2,935	2,773	162	5.8%

Average Loss and LAE per Claim:
Personal	$2,636	$2,405	$231	9.6%
Commercial	5,326	1,814	3,512	193.6%
Farm	5,564	4,263	1,301	30.5%
Marine	2,435	3,114	(679)	(21.8%)

	$2,989	$2,492	$497	19.9%

Loss and LAE Ratio:
Personal	66.6%	69.4%
Commercial	75.2%	16.4%
Farm	61.1%	59.3%
Marine	45.7%	47.2%

	66.5%	58.7%

Incurred losses and LAE for the personal segment increased $812,000, however, the segment’s loss and LAE ratio dropped to 66.6% as a result of increased net premiums earned during the quarter ended June 30, 2009. Both the homeowner and personal auto product lines experienced lower loss and LAE ratios in the 2009 quarter compared to 2008 due to an increase in net premiums earned associated with both product lines. The homeowner’s loss and LAE ratio for the 2009 quarter was 74.3% compared to 77.9% in the 2008 quarter while the personal auto loss ratio was 60.6% for the 2009 quarter compared to 64.3% in the 2008 quarter.

The commercial segment experienced an increase of $969,000 in its loss and LAE while the loss and LAE ratio increased to 75.2% in the quarter ended June 30, 2009. Higher losses were experienced in the commercial package and business owner product lines and were caused by fire and water related damages. The Company also experienced higher losses in the workers compensation and the commercial auto lines which contributed to the increased loss and LAE ratio.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended June 30 were as follows:

	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$2,040,632	$1,936,521	$104,111	5.4%
Other underwriting expenses	2,218,274	2,077,078	141,196	6.8%

Total policy acquisition and other underwriting expenses	$4,258,906	$4,013,599	$245,307	6.1%

Net premiums earned	$13,197,608	$11,778,423	$1,419,185	12.0%

Expense ratio	32.3%	34.1%	(1.8%)

Amortization of deferred policy acquisition costs (“DAC”) increased during the second quarter of 2009 as compared to the same period in 2008 as a result of increased earned premium volume. However, as a percentage of net premiums earned DAC amortization decreased from 16.4% to 15.5% as a result of the increased volume of personal automobile premium which pays a lower commission than other products as well as increased ceding commission. Other underwriting expenses as a percentage of net premiums earned dropped from 17.6% to 16.8% due to lower assessments from state mandated pools and associations coupled with continued growth in net premiums earned.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended June 30 are as follows:

	2009	2008	Change	% Change
Fixed maturities	$501,737	$578,521	$(76,784)	(13.3%)
Equity securities	8,510	7,910	600	7.6%
Cash and cash equivalents	17,957	29,965	(12,008)	(40.1%)

Gross investment income	528,204	616,396	(88,192)	(14.3%)
Less: Investment expenses	(89,224)	(81,357)	7,867	9.7%

Net investment income	$438,980	$535,039	$(96,059)	(18.0%)

Average invested assets (amortized cost basis)	$67,390,932	$63,649,322	$3,741,610	5.9%

Rate of return on average invested assets	2.6%	3.4%	(0.8%)

Gross investment income from the fixed portfolio declined in the second quarter of 2009 compared to the same period in the prior year. Withdrawals from the portfolio reduced the book value of fixed maturities to a lower level than in 2008. Additionally, the changes made to the fixed portfolio structure in order to mitigate credit risk have resulted in a lower yield in the portfolio than in recent quarters. Longer-dated securities were sold and replaced with shorter maturities which are more resistant to potential increases in interest rates. The tax-equivalent yield ended the second quarter of 2009 at 4.5%, compared to 5.31% at the end of the second quarter of 2008 while the duration was 4.51 years at June 30, 2009 compared to 5.35 years at June 30, 2008. The decline in income from cash and cash equivalents is due to a lower yield environment during the 2009 quarter compared to the prior year period.

The table below summarizes the net realized gains generated during the three month period ended June 30:

	2009	2008	Change	% Change
Net realized gains (losses) - fixed maturities	$15,198	$—	$15,198	—
Net realized gains (losses) - equity securities	(365)	—	(365)	—

Total net realized gains (losses)	$14,833	$—	$14,833	—

During the quarter ended June 30, 2009 the Company generated net realized gains in the fixed portfolio as a result of efforts to reduce the portfolios duration. The Company did not generate any realized gains or losses during the second quarter 2008.

Income Tax Expense. During the quarters ended June 30, 2009 and 2008 the Company recorded income tax expense of approximately $214,000 and $421,000, respectively. The decrease is due to a decline in pre-tax income in the 2009 quarter compared to the prior year quarter coupled with higher tax-exempt interest income during the 2009 quarter compared to 2008. The effective tax rate for the quarter ended June 30, 2009 was 26.8% compared to 27.4% in the prior year quarter. The decrease in the effective tax rate is due primarily to increased tax-exempt interest income earned during the second quarter of 2009 compared to 2008.

Results of Operations – Six Months Ended June 30, 2009 and 2008

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the six months ended June 30, 2009 and 2008. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2009	2008	Dollar	Percentage
Underwriting gain (loss)
Personal	$229,078	$(5,189)	$234,267	4514.7%
Commercial	(563,824)	943,267	(1,507,091)	(159.8%)
Farm	(188,037)	355,684	(543,721)	(152.9%)
Marine	176,122	377,856	(201,734)	(53.4%)

Total underwriting gain	(346,661)	1,671,618	(2,018,279)	(120.7%)
Other revenue (expense) items
Net investment income	940,165	1,051,275	(111,110)	(10.6%)
Net realized gains on investments	211,494	158,602	52,892	33.3%
Other income	323,351	286,828	36,523	12.7%

Total other revenue (expense) items	1,475,010	1,496,705	(21,695)	(1.4%)

Income before federal income taxes	1,128,349	3,168,323	(2,039,974)	(64.4%)
Federal income tax expense	(265,534)	(946,883)	681,349	(72.0%)

Net income	$862,815	$2,221,440	$(1,358,625)	(61.2%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the six months ended June 30, 2009 and 2008.

	2009	2008	Change	% Change
Direct premiums written	$31,719,502	$28,512,227	$3,207,275	11.2%

Net premiums written	$26,353,035	$23,236,394	$3,116,641	13.4%

Net premiums earned	$26,018,489	$22,995,328	$3,023,161	13.1%
Loss and LAE	17,994,570	13,247,077	4,747,493	35.8%
Policy acquisition and other underwriting expenses	8,370,580	8,076,633	293,947	3.6%

Underwriting gain (loss)	$(346,661)	$1,671,618	$(2,018,279)	(120.7%)

Loss and LAE ratio	69.2%	57.6%	11.6%
Policy acquisition and other underwriting expense ratio	32.2%	35.1%	(2.9%)
Combined ratio	101.4%	92.7%	8.7%

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

Direct premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2009	2008	Change	% Change
Direct Premiums Written:
Personal	$22,421,427	$19,796,559	$2,624,868	13.3%
Commercial	5,304,006	4,997,852	306,154	6.1%
Farm	2,726,031	2,454,094	271,937	11.1%
Marine	1,268,038	1,263,722	4,316	0.3%

	$31,719,502	$28,512,227	$3,207,275	11.2%

For the first six months of 2009 direct premiums written increased 11.2% over the prior year period led by growth in personal, commercial and farm lines. New business volume was up 11.9% while renewal business is up 10.8%. Since December 31, 2008 total in-force policy count has increased 3.3%.

Direct premiums written for the personal segment increased 13.3%, driven by personal auto, up 16.4%, and homeowners, up 8.8%. The personal segment’s new business increased 12.9% while renewal business was up 12.4%. Personal auto new business premium increased 23.6% while homeowner’s new business increased 4.2%. Renewal premiums for personal auto and homeowners grew 15.1% and 9.6%, respectively. During the first six months of 2009, the in-force policy count for personal auto and homeowners increased 8.0% and 2.2%, respectively.

The commercial segment experienced an increase of 6.1% in direct premiums written comprised of new business growth of 4.3% and growth in renewal business of 10.5%. During the six months ended June 30, 2009, the in-force policy count for the commercial segment increased 1.5%. New business growth was experienced in all products except for commercial package. In the current soft rate environment, the Company continues to review all commercial renewals to ensure that we are retaining policies that are appropriately priced for the risk assumed.

Farm direct premiums written increased 11.1% as a result of new business growth of 89.9% and renewal business growth of 3.0%. The new business growth was due to a larger account written during the first quarter of 2009. Direct premiums written for the marine segment were flat which is reflective of the challenging Michigan economy and its impact on consumer discretionary spending.

Net premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2009	2008	Change	% Change
Net Premiums Written:
Personal	$19,004,461	$15,880,924	$3,123,537	19.7%
Commercial	3,720,078	4,095,646	(375,568)	(9.2%)
Farm	2,456,273	2,122,270	334,003	15.7%
Marine	1,172,223	1,137,554	34,669	3.0%

	$26,353,035	$23,236,394	$3,116,641	13.4%

The increase in net premiums written is due to the overall increase in direct premiums written of $3,207,000 offset by an increase of $91,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the six months ended June 30 are presented in the table below:

	2009	2008	Change	% Change
Net Premiums Earned:
Personal	$19,105,019	$16,057,739	$3,047,280	19.0%
Commercial	3,496,729	3,781,927	(285,198)	(7.5%)
Farm	2,471,326	2,268,450	202,876	8.9%
Marine	945,415	887,212	58,203	6.6%

	$26,018,489	$22,995,328	$3,023,161	13.1%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $3,205,000 offset by an increase of $182,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the six months ended June 30 are shown in the tables below:

	2009	2008	Change	% Change
Loss and LAE:
Personal	$13,412,117	$10,422,980	$2,989,137	28.7%
Commercial	2,407,929	1,510,336	897,593	59.4%
Farm	1,790,692	1,116,020	674,672	60.5%
Marine	383,832	197,741	186,091	94.1%

	$17,994,570	$13,247,077	$4,747,493	35.8%

Incurred Claim Count:
Personal	4,404	4,144	260	6.3%
Commercial	397	327	70	21.4%
Farm	256	253	3	1.2%
Marine	114	89	25	28.1%

	5,171	4,813	358	7.4%

Average Loss and LAE per Claim:
Personal	$3,045	$2,515	$530	21.1%
Commercial	6,065	4,619	1,446	31.3%
Farm	6,995	4,411	2,584	58.6%
Marine	3,367	2,222	1,145	51.5%

	$3,480	$2,752	$728	26.5%

Loss and LAE Ratio:
Personal	70.2%	64.9%
Commercial	68.9%	39.9%
Farm	72.5%	49.2%
Marine	40.6%	22.3%

	69.2%	57.6%

The increase in the loss and LAE ratio for the personal segment was caused by an increase in fire related losses and to a lesser extent an increase in losses related to winter weather experienced during January and February of 2009. The homeowner’s line generated a loss and LAE ratio of 80.0% for the six months ended June 30, 2009 compared to 66.2% in the 2008 period. The increase in the loss and LAE ratio was due primarily to higher severity from fire losses coupled with increased loss frequency associated with winter weather related losses. The increase in claim count for the personal segment was due to the homeowner’s line. The loss and LAE ratio for personal auto decreased to 62.2% for the six months ended June 30, 2009, compared to 66.6% in the 2008 period. The decrease is due to growth in net premiums earned.

The commercial segment experienced an increase of $898,000 in its loss and LAE while the loss and LAE ratio increased to 68.9% for the six months ended June 30, 2009. Higher losses were experienced in the commercial package and business owner product lines and were caused by fire and water related damages. The Company also experienced higher losses in the workers compensation and the commercial auto lines which contributed to the increased loss and LAE ratio.

The farm segment was also negatively impacted by fire losses which caused the increase in its loss and LAE ratio as compared to the 2008 period.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the six months ended June 30 were as follows:

	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$4,055,785	$3,816,198	$239,587	6.3%
Other underwriting expenses	4,314,795	4,260,435	54,360	1.3%

Total policy acquisition and other underwriting expenses	$8,370,580	$8,076,633	$293,947	3.6%

Net premiums earned	$26,018,489	$22,995,328	$3,023,161	13.1%

Expense ratio	32.2%	35.1%	(2.9%)

Amortization of deferred policy acquisition costs (“DAC”) increased during the 2009 period as compared to the same period in 2008 as a result of increased earned premium volume. However, as a percentage of net premiums earned DAC amortization decreased from 16.6% to 15.6% as a result of the increased volume of personal automobile premium which pays a lower commission than other products as well as increased ceding commission. Other underwriting expenses as a percentage of net premiums earned dropped from 18.5% to 16.6% due to lower assessments from state mandated pools and associations, lower depreciation expense and continued growth in net premiums earned.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the six months ended June 30 are as follows:

	2009	2008	Change	% Change
Fixed maturities	$1,069,177	$1,146,641	$(77,464)	(6.8%)
Equity securities	8,667	7,979	688	8.6%
Cash and cash equivalents	38,791	67,740	(28,949)	(42.7%)

Gross investment income	1,116,635	1,222,360	(105,725)	(8.6%)
Less: Investment expenses	(176,470)	(171,085)	5,385	3.1%

Net investment income	$940,165	$1,051,275	$(111,110)	(10.6%)

Average invested assets (amortized cost basis)	$67,328,134	$63,586,524	$3,741,610	5.9%

Rate of return on average invested assets	2.8%	3.3%	(0.5%)

Gross investment income from the fixed portfolio declined in the 2009 period compared to the same period in the prior year. Withdrawals from the portfolio reduced the book value of fixed maturities to a lower level than in 2008. Additionally, the changes made to the fixed portfolio structure in order to mitigate credit risk have resulted in a lower yield in the portfolio than in recent quarters. Longer-dated securities were sold and replaced with shorter maturities which are more resistant to potential increases in interest rates. The tax-equivalent yield ended the second quarter of 2009 at 4.5%, compared to 5.31% at the end of the second quarter of 2008 while the duration was 4.51 years at June 30, 2009 compared to 5.35 years at June 30, 2008. The decline in income from cash and cash equivalents is due to a lower yield environment during the 2009 quarter compared to the prior year period.

The table below summarizes the net realized gains generated during the six months ended June 30, 2009 and 2008:

	2009	2008	Change	% Change
Net realized gains (losses) - fixed maturities	$269,024	$66,383	$202,641	305.3%
Net realized gains (losses) - equity securities	(57,530)	92,219	(149,749)	(162.4%)

Total net realized gains (losses)	$211,494	$158,602	$52,892	33.3%

During the six months ended June 30, 2009, the Company sold approximately $8.8 million in fixed maturity securities which generated realized gains of $269,024. In addition, the Company rebalanced a portion of the equity portfolio in order to realign the sector allocation within the portfolio. The rebalancing resulted in net realized losses of $57,530.

Income Tax Expense. During the six months ended June 30, 2009 and 2008 the Company recorded income tax expense of approximately $266,000 and $947,000, respectively. The decrease is due to lower pre-tax income in 2009 compared to the prior year period. The effective tax rate for the six months ended June 30, 2009 was 23.5 % compared to 29.9% in the prior year period. The decrease in the effective tax rate is due primarily to increased tax-exempt interest income earned in 2009 compared to 2008.

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

Cash flow provided by operations was $3,942,000 and $3,733,000 for the six months ended June 30, 2009 and 2008, respectively, an increase of $209,000. During the six months ended June 30, 2009 as compared to the same period in 2008, net premiums collected increased $2,999,000, net loss and LAE payments increased $5,390,000, policy acquisition and other underwriting expenses paid decreased $1,094,000 and federal income taxes paid decreased $1,500,000. Other cash provided by operations increased $6,000 during the six months ended June 30, 2009 compared to the same period in 2008.

During the six months ended June 30, 2009 cash flow used in investing activities was $74,000 while during the same period in 2008 cash flow used in investing activities was $3,407,000. The shift in cash flow used in investing activities is due to the fact that in 2009 the investing activity was focused on shifting invested funds between fixed maturities and equity securities whereas in 2008 the Company invested additional cash into the portfolio. During the second quarter 2009, the Company began adding to its equity portfolio via purchases of common stocks and mutual funds. Since March 31, 2009, the Company has added approximately $2,728,000 to the equity portfolio. The Company expects that by the end of the third quarter that it will add an additional $2,300,000 to the equity portfolio. Funding for the equity purchases has come from sales and maturities of fixed maturities and existing operating cash flow.

Cash provided by financing activities was $59,000 and $16,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, financing activities consisted of the issuance of common stock which generated $240,000 in proceeds, share repurchases of approximately $76,000 and a cash dividend of $105,000 paid to stockholders. During the same period in 2008, financing activities consisted of cash received of approximately $16,000 from the issuance of common stock.

During the six months ended June 30, 2009, the Company has paid two quarterly cash dividends of $.03 per common share each collectively totaling $105,000. The Board’s current intention is to evaluate each quarter whether a cash dividend will be declared. The payment of future dividends will depend upon the availability of cash resources at the Holding Company, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

During the quarter ended June 30, 2009, the Company repurchased 5,000 shares of our common stock under a repurchase plan which was previously announced on May 8, 2008. The shares were repurchased at a cost of approximately $73,000, or $14.60 per share. See Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase program.

We have not had any liquidity issues affecting our operations. We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

As of June 30, 2009, our investment portfolio had the following asset allocation breakdown:

Asset Class	Cost or Amortized Cost	Fair Value	Unrealized Gain (Loss)	% of Total Fair Value	Credit Quality
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,823,172	$6,984,125	$160,953	11.8%	AAA
States and political subdivisions	21,198,737	21,124,938	(73,799)	35.6%	AA-
Corporate securities	10,952,090	11,025,473	73,383	18.6%	A+
Mortgage-backed securities	12,493,368	12,256,493	(236,875)	20.6%	AAA

Total fixed maturity securities	51,467,367	51,391,029	(76,338)	86.5%	AA
Equity securities	10,437,561	8,017,955	(2,419,606)	13.5%

Total	$61,904,928	$59,408,984	$(2,495,944)	100.0%

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$46,581	$(4,810)
1%	48,980	(2,411)
0	51,391	—
-1%	53,814	2,423
-2%	56,250	4,859

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

The following table sets forth the repurchases of common stock for the quarter ended June 30, 2009:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Month ended April 30, 2009				58,810
Month ended May 31, 2009	—	$—	—	58,810
Month ended June 30, 2009	5,000	$14.60	5,000	53,810
Total	5,000	$14.60	5,000
(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

			Number of Shares
			Voted For	Withheld
Proposal 1:	Election of four Class III directors for a term of three years and until their successors have been elected and qualified.
	Donald E. Bradford		1,515,986	33,709
	Richard E. Dunning		1,546,053	3,642
	William L. Johnson		1,540,312	9,383
	Donald C. Wilson		1,543,196	6,499

		Number of Shares
		Voted For	Against	Abstain
Proposal 2:	Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2009.	1,538,019	5,459	6,217

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: August 13, 2009	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)