Form 10-Q
period 2009-09-30
FREMONT MICHIGAN INSURACORP INC
filed 2009-11-12
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of November 3, 2009
COMMON STOCK (No Par Value)	1,747,159
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Investments:
Fixed maturities available for sale, at fair value	$56,436,776	$53,958,783
Equity securities available for sale, at fair value	10,426,675	4,560,368
Mortgage loans on real estate from related parties	241,063	247,000

Total investments	67,104,514	58,766,151
Cash and cash equivalents	6,763,491	6,576,564
Receivable from investments	13,644	—
Premiums due from policyholders, net	9,999,994	8,888,334
Amounts due from reinsurers	7,919,245	6,844,407
Prepaid reinsurance premiums	2,055,485	465,006
Accrued investment income	566,474	594,776
Deferred policy acquisition costs	3,875,902	3,596,147
Deferred federal income taxes	2,955,744	4,741,726
Property and equipment, net of accumulated depreciation	2,537,704	2,455,766
Other assets	7,409	30,670

	$103,799,606	$92,959,547

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$21,879,855	$21,369,524
Unearned premiums	27,358,865	25,455,624
Reinsurance balances payable	47,117	161,845
Accrued expenses and other liabilities	9,894,326	6,657,625

Total liabilities	59,180,163	53,644,618

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,747,159 and 1,740,154 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	8,955,852	8,653,443
Retained earnings	34,521,250	32,507,143
Accumulated other comprehensive income (loss)	1,142,341	(1,845,657)

Total stockholders’ equity	44,619,443	39,314,929

Total liabilities and stockholders’ equity	$103,799,606	$92,959,547

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net premiums earned	$13,561,708	$12,066,502	$39,580,197	$35,061,830
Net investment income	533,649	563,572	1,473,814	1,614,847
Net realized gains (losses) on investments	51,974	(351,782)	263,468	(193,180)
Other income, net	163,478	152,401	486,829	439,229

Total revenues	14,310,809	12,430,693	41,804,308	36,922,726

Expenses:
Losses and loss adjustment expenses, net	7,940,906	6,559,562	25,935,476	19,806,639
Policy acquisition and other underwriting expenses	4,237,706	3,941,913	12,608,286	12,018,546

Total expenses	12,178,612	10,501,475	38,543,762	31,825,185

Income before federal income tax expense	2,132,197	1,929,218	3,260,546	5,097,541
Federal income tax expense	664,312	627,352	929,846	1,574,235

Net income	$1,467,885	$1,301,866	$2,330,700	$3,523,306

Earnings per share
Basic	$.84	$.74	$1.33	$1.98
Diluted	$.82	$.72	$1.31	$1.94

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2009

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	1,740,154	$8,653,443	$32,507,143	$(1,845,657)	$39,314,929
Comprehensive income:
Net income			2,330,700		2,330,700
Net unrealized gains on investments, net of tax				3,029,908	3,029,908
Amortization of prior service credit, net of tax				(42,411)	(42,411)
Amortization of net actuarial loss, net of tax				501	501

Total comprehensive income					5,318,698
Common stock issued	22,195	281,956			281,956
Common stock repurchased	(15,190)	(72,759)	(158,759)		(231,518)
Tax benefit from stock options exercised		2,319			2,319
Cash dividend			(157,834)		(157,834)
Stock-based compensation		90,893			90,893

Balance, September 30, 2009	1,747,159	$8,955,852	$34,521,250	$1,142,341	$44,619,443

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income	$2,330,700	$3,523,306
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	684,387	876,247
Deferred federal income taxes	246,713	(132,313)
Stock based compensation expense	90,893	78,011
Net realized (gains) losses on investments	(263,468)	193,180
Net amortization of premiums on investments	249,959	167,362
Excess tax benefit from stock options exercised	(2,319)	(6,681)
Changes in assets and liabilities:
Premiums due from policyholders	(1,111,660)	(913,797)
Amounts due from reinsurers	(1,074,838)	554,174
Prepaid reinsurance premiums	(1,590,479)	(150,460)
Accrued investment income	28,302	(79,034)
Deferred policy acquisition costs	(279,755)	(217,264)
Other assets	17,361	38,529
Losses and loss adjustment expenses	510,331	134,314
Unearned premiums	1,903,241	2,245,883
Reinsurance balances payable	(114,728)	(150,798)
Accrued expenses and other liabilities	2,213,376	1,576,404

Net cash provided by operating activities	3,838,016	7,737,063

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	15,362,196	9,786,923
Proceeds from sales of equity investments	815,582	535,853
Purchases of fixed maturity investments	(15,247,633)	(14,500,352)
Purchases of equity investments	(4,670,168)	(547,517)
Change in receivable/payable from investments	948,499	—
Repayment of mortgage loan on real estate from related party	5,937	5,444
Proceeds from sale of property and equipment	16,150	—
Purchase of property and equipment, net	(776,575)	(876,165)

Net cash used in investing activities	(3,546,012)	(5,595,814)

Cash flows from financing activities:
Proceeds from issuance of common stock	281,956	9,383
Share repurchases of common stock	(231,518)	(372,900)
Dividends paid to stockholders	(157,834)	(53,134)
Tax benefit from exercised stock options	2,319	6,681

Net cash used in financing activities	(105,077)	(409,970)

Net increase in cash and cash equivalents	186,927	1,731,279
Cash and cash equivalents, beginning of period	6,576,564	4,033,158

Cash and cash equivalents, end of period	$6,763,491	$5,764,437

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying consolidated financial statements for the interim periods included herein are unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The December 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Adopted Accounting Standards

In December 2007, a new accounting standard was issued which significantly changed the financial accounting and reporting of business combination transactions. The new accounting standard established principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new accounting standard is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. Therefore, the effects of the adoption of the new accounting standard will depend upon the extent and magnitude of acquisitions after December 31, 2008.

In 2006, a new accounting standard was issued which provided guidance for using fair value to measure assets and liabilities and enhanced disclosures about fair value measurements. The new accounting standard, which became effective for us on January 1, 2008 for financial assets and financial liabilities, applies whenever other accounting standards require, or permit, assets or liabilities to be measured at fair value. The accounting standard did not expand the use of fair value in any new circumstances and therefore, did not have an impact on our financial position, results of operations or cash flows. The accounting standard established a fair value hierarchy that prioritizes the observable and unobservable inputs to valuation techniques used to measure fair value into three levels. Quantitative and qualitative disclosures focus on the inputs used to measure fair value for these measurements and the effect of these measurements in the financial statements. The required disclosures concerning inputs used to measure fair value are disclosed in Note 3 - Investments. Effective January 1, 2009, the Company adopted the provisions of this accounting standard related to all non-financial assets and non-financial liabilities. This adoption did not have any impact on our consolidated financial statements.

In February 2007, a new accounting standard was issued which provided conforming amendments to previously issued accounting standards related to accounting for defined benefit pension and other postretirement plans. The conforming amendments made by this new accounting standard were effective as of December 31, 2008. The implementation of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, a new accounting standard was issued which expresses the current view of the SEC staff that it will accept a company’s election to use the simplified method discussed in a previously issued accounting standard for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The implementation of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

In 2007, a new accounting standard was issued whereby the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We implemented this new accounting standard effective January 1, 2008 and elected not to measure any eligible items using the fair value option in accordance with this accounting standard. We believe the current accounting is appropriate for our investments as we have the intent and ability to hold our investments for the long-term, therefore, this new accounting standard did not have any impact on our consolidated financial condition or results of operations.

In December 2007, a new accounting standard was issued which established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This new accounting standard also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This new accounting standard, which became effective for us on January 1, 2009, did not have a material impact on our consolidated financial statements.

In March 2008, a new accounting standard was issued which amended and expanded the disclosure requirements of a previously issued accounting standard related to the accounting for derivative instruments and hedging activities. The new accounting standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This new accounting standard, which became effective for us on January 1, 2009, did not affect our consolidated financial condition or results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

In April 2009, a new accounting standard was issued which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. We adopted this new accounting standard in the second quarter of 2009.

This new accounting standard states that an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

This new accounting standard requires that companies record, as of the beginning of the interim period of adoption, a cumulative-effect adjustment to reclassify the noncredit component of a previously recognized OTTI loss from retained earnings to other comprehensive income if the company does not intend to sell the security and it is more-likely-than-not that the company will not be required to sell the security before recovery of its amortized cost basis. The adoption had no impact on our financial position or results of operations. We had no cumulative-effect adjustment upon adoption at the beginning of the second quarter.

In April 2009, a new accounting standard was issued related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Our adoption of this new accounting standard was effective April 1, 2009. The new accounting standard reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The new accounting standard also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The adoption did not impact our financial position or results of operations.

In April 2009, a new accounting standard was issued related to interim disclosures about fair value of financial instruments. The new accounting standard requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the new accounting standard were effective for the quarter ending June 30, 2009 and are included in Note 4 - Fair Value Measurements to the unaudited consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

In May 2009, a new accounting standard was issued related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on our results of operations or financial position. We have evaluated subsequent events through November 10, 2009, the date the financial statements were issued.

In June 2009, a new accounting standard was issued related to Accounting Standards Codification™ and the hierarchy of Generally Accepted Accounting Principles. The new accounting standard establishes the Financial Accounting Standard Board Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of this new accounting standard, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The new accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this new accounting standard did not have an impact on the Company’s results of operations or financial position.

Prospective Accounting Standards

In June 2009, a new accounting standard was issued related to the accounting for transfers of financial assets, which updates accounting for securitizations and special-purpose entities. The new accounting standard is a revision to a previously issued accounting standard related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, and will require additional information regarding financial asset transfers, including securitization transactions, and the presence of continuing exposure around the risks related to transferred financial assets. In addition, the new accounting standard removes the concept of a qualifying special-purpose entity from a previously issued accounting standard and removes the exception from applying a previously issued accounting standard, to variable interest entities that are qualifying special-purpose entities. The new accounting standard is a revision to a previously issued accounting standard and modifies a Company’s determination of consolidating an entity that is insufficiently capitalized or is not controlled through voting or similar ownership rights. The new accounting standard will be effective January 1, 2010, and will be effective for interim periods within the first annual reporting period. Earlier application is prohibited. We do not expect the implementation this new accounting standard to have a significant impact on our financial statements.

In June 2009, new accounting guidance was issued which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosure about an enterprise’s involvement in variable interest entities. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In August 2009, new accounting guidance was issued for the fair value measurement of liabilities. The new guidance provides clarification, that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique; the result is a Level 2 or 3 fair value measurement. The new guidance is effective for the company October 1, 2009. We do not expect the implementation of the new guidance to have a significant impact on our financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Investments

Our investment portfolio includes fixed maturity debt securities and equity securities including common stocks and mutual funds. At September 30, 2009 and December 31, 2008, all of the Company’s investments are classified as available-for-sale and are available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,801,642	$152,942	$—	$6,954,584
States and political subdivisions	22,244,688	1,237,783	7,104	23,475,367
Corporate securities	12,368,308	324,019	—	12,692,327
Mortgage-backed securities	13,093,921	293,515	72,938	13,314,498

	54,508,559	2,008,259	80,042	56,436,776

Equity securities	11,543,865	495,129	1,612,319	10,426,675

Total	$66,052,424	$2,503,388	$1,692,361	$66,863,451

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,088,700	$293,127	$—	$9,381,827
States and political subdivisions	23,010,088	224,481	721,766	22,512,803
Corporate securities	5,116,362	49,142	71,830	5,093,674
Mortgage-backed securities	17,378,907	304,940	713,368	16,970,479

	54,594,057	871,690	1,506,964	53,958,783

Equity securities	7,704,834	—	3,144,466	4,560,368

Total	$62,298,891	$871,690	$4,651,430	$58,519,151

At September 30, 2009, corporate securities accounted for 22% of our fixed maturity portfolio, mortgage backed securities were 24%, states and political subdivisions (tax-exempt municipal) were 42% and U. S. government and government agency bonds were 12%. At September 30, 2009, our equity portfolio included both mutual funds (61%) and stocks (39%). The mutual funds, as a percentage of total equities were spread among the following mutual fund types: large-cap – 15%, mid-cap – 17%, small-cap – 15%, specialty – 2%, and international – 12%. Sector allocation for stocks is as follows: basic materials 5%, bond equivalent 2%, communications 1%, consumer cyclical 3%, consumer non-cyclical 3%, energy 6%, financial 5%, healthcare 3%, industrials 3%, technology 7%, and utilities 1%.

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the amortized cost and estimated fair value of fixed maturity securities as of September 30, 2009 by contractual maturity. Actual maturities on mortgage backed securities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Therefore, mortgage back securities have been classified on a separate line in the table below.

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$4,307,870	$4,332,788
Due after one year through five years	14,600,537	15,082,538
Due after five years through ten years	19,733,713	20,890,664
Due after ten years	2,772,518	2,816,288
Mortgage-backed securities	13,093,921	13,314,498

	$54,508,559	$56,436,776

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

The table below shows the total value of securities that were in an unrealized loss position as of September 30, 2009 and December 31, 2008 including the length of time they have been in an unrealized loss position. As of September 30, 2009 and December 31, 2008, unrealized losses, as shown in the following tables, were 2.3% and 7.1%, respectively of total invested assets including cash and cash equivalents.

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	1,025,858	5,414	498,310	1,690	1,524,168	7,104
Corporate securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	3,459,047	72,938	3,459,047	72,938

	1,025,858	5,414	3,957,357	74,628	4,983,215	80,042

Equity securities	513,521	21,469	5,887,091	1,590,850	6,400,612	1,612,319

Total	$1,539,379	$26,883	$9,844,448	$1,665,478	$11,383,827	$1,692,361

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	8,377,480	383,576	3,115,265	338,190	11,492,745	721,766
Corporate securities	1,396,720	43,584	571,754	28,246	1,968,474	71,830
Mortgage-backed securities	4,578,839	637,609	937,578	75,759	5,516,417	713,368

	14,353,039	1,064,769	4,624,597	442,195	18,977,636	1,506,964

Equity securities	2,804,128	1,617,854	1,756,240	1,526,612	4,560,368	3,144,466

Total	$17,157,167	$2,682,623	$6,380,837	$1,968,807	$23,538,004	$4,651,430

The following table shows the composition of the fixed maturity securities in unrealized loss positions at September 30, 2009 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Book Value	Fair Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$5,063,257	$4,983,215	$(80,042)	100.0%
2	BBB	Baa	—	—	—	—
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

			$5,063,257	$4,983,215	$(80,042)	100.0%

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

As of September 30, 2009, the fixed maturity portfolio included two securities in an unrealized loss position for less than twelve months and six fixed maturity securities in an unrealized loss position for twelve months or more. Of the fixed maturity securities, one was trading between 91% and 95% of amortized cost and the remaining seven were trading at or above 95% of amortized cost. All the fixed maturity securities in an unrealized loss position and assigned a rating by commercial credit rating companies are rated investment grade securities. All fixed maturity securities, in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities.

As of April 1, 2009, we adopted new accounting standards related to the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and the financial statement disclosures for OTTI on debt and equity securities. Accordingly, any credit-related impairment related to fixed maturity securities we do not plan to sell and for which we are not likely to be required to sell is recognized in net income, with the non-credit related impairment recognized in comprehensive income. Based on our analysis, our fixed maturity portfolio is of a high credit quality and we believe we will recover our amortized cost basis of our fixed maturity securities. The fixed maturity unrealized losses can primarily be attributed to changes in interest rates and corresponding spread widening as opposed to fundamental changes in the credit quality of the issuers of the securities. We continually monitor the credit quality of our fixed maturity investments to gauge the likelihood of principal and interest being collected.

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

As of September 30, 2009, the equity portfolio included fifteen securities in an unrealized loss position for less than twelve months and fourteen securities in an unrealized loss position for twelve months or more. Of the fifteen equity securities with unrealized losses less than twelve months, one had a market value to cost of 79%, four were between 86% and 95% of cost and the remaining ten traded above 95% of cost. Of the fourteen equity securities with unrealized losses twelve months or more, six had a market value to cost under 75%, three had a market value to cost between 75% and 85%, and the remaining five were between 86% and 95% of cost. During the nine months ended September 30, 2009, the unrealized loss on these fourteen securities has decreased by $1,515,000 or approximately 49%. Equity securities with unrealized losses at September 30, 2009 were determined to have temporary declines in value generally due to the current tightness in the credit markets and the related impact on the equity market, geopolitical reasons or a reaction to their particular industry rather than fundamental reasons.

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

Our available-for-sale investment portfolio consists of fixed maturity and equity securities, and is recorded at fair value in the accompanying Consolidated Balance Sheets. The change in the fair value of these investments is recorded as a component of other comprehensive income.

We are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option.

Accounting standards define fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).

Accounting standards provide a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Level 3

Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company did not hold any available-for-sale investments on the measurement date that are classified in the Level 3 category.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of September 30, 2009 classified by the valuation hierarchy (as discussed above):

	Total	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities	$56,436,776	$1,642,917	$54,793,859	$—
Equity Securities	10,426,675	10,426,675	—	—

Total	$66,863,451	$12,069,592	$54,793,859	$—

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Fixed Maturity Securities	$56,436,776	$56,436,776	$53,958,783	$53,958,783
Equity Securities	10,426,675	10,426,675	4,560,368	4,560,368
Mortgage loans	241,063	241,063	247,000	247,000
Cash and cash equivalents	6,763,491	6,763,491	6,576,564	6,576,564

5.	Comprehensive Income or Loss

The Company’s comprehensive income (loss) for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,467,885	$1,301,866	$2,330,700	$3,523,306
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	2,216,906	(1,745,660)	3,203,797	(2,824,538)
Reclassification adjustment for realized (gain) loss on investments included in net income	(34,303)	232,176	(173,889)	127,499
Amortization of prior service credit	(14,137)	(14,137)	(42,411)	(42,412)
Amortization of net actuarial loss	163	2,022	501	6,065

Other comprehensive income (loss), net of tax	2,168,629	(1,525,599)	2,987,998	(2,733,386)

Comprehensive income (loss)	$3,636,514	$(223,733)	$5,318,698	$789,920

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

6.	Earnings per Share

Basic earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average dilutive share equivalents outstanding. The computation of basic and diluted earnings per share for the three and nine month periods ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$1,467,885	$1,301,866	$2,330,700	$3,523,306

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,746,202	1,771,044	1,749,718	1,777,364
Effect of dilutive stock options	37,132	37,280	35,734	36,840

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,783,334	1,808,324	1,785,452	1,814,204

Basic earnings per share	$0.84	$0.74	$1.33	$1.98
Diluted earnings per share	$0.82	$0.72	$1.31	$1.94

7.	Segment Information

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net premiums earned:
Personal lines	$10,039,152	$8,550,971	$29,144,171	$24,608,710
Commercial lines	1,766,009	1,930,295	5,262,738	5,712,222
Farm	1,278,854	1,129,256	3,750,180	3,397,706
Marine	477,693	455,980	1,423,108	1,343,192

Total net premiums earned	13,561,708	12,066,502	39,580,197	35,061,830

Expenses:
Loss and loss adjustment expenses:
Personal lines	6,190,893	4,964,837	19,603,010	15,387,817
Commercial lines	836,282	610,077	3,244,211	2,120,413
Farm	332,424	421,664	2,123,116	1,537,684
Marine	581,307	562,984	965,139	760,725

Total loss and loss adjustment expenses	7,940,906	6,559,562	25,935,476	19,806,639

Policy acquisition and other underwriting expenses:
Personal lines	2,830,864	2,795,462	8,294,688	8,435,410
Commercial lines	841,012	629,720	2,493,636	1,958,044
Farm	398,122	367,925	1,266,793	1,164,671
Marine	167,708	148,806	553,169	460,421

Total policy acquisition and other underwriting expenses	4,237,706	3,941,913	12,608,286	12,018,546

Underwriting gain (loss):
Personal lines	1,017,395	790,672	1,246,473	785,483
Commercial lines	88,715	690,498	(475,109)	1,633,765
Farm	548,308	339,667	360,271	695,351
Marine	(271,322)	(255,810)	(95,200)	122,046

Total underwriting gain (loss)	1,383,096	1,565,027	1,036,435	3,236,645
Net investment income	533,649	563,572	1,473,814	1,614,847
Net realized gains (losses) on investments	51,974	(351,782)	263,468	(193,180)
Other income, net	163,478	152,401	486,829	439,229

Income before federal income taxes	$2,132,197	$1,929,218	$3,260,546	$5,097,541

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

As previously noted, effective April 1, 2009, the Company changed its method for determining how certain expenses are assigned to its four major insurance lines. The table below reflects the impact of these changes on each of the affected statement lines:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	As Reported	Prior Method	As Reported	Prior Method
Policy acquisition and other underwriting expenses:
Personal lines	$2,830,864	$3,019,452	$8,294,688	$8,937,578
Commercial lines	841,012	615,179	2,493,636	1,884,634
Farm	398,122	442,896	1,266,793	1,329,344
Marine	167,708	160,179	553,169	456,730

Total policy acquisition and other underwriting expenses	$4,237,706	$4,237,706	$12,608,286	$12,608,286

Underwriting gain (loss):
Personal lines	$1,017,395	$828,807	$1,246,473	$603,583
Commercial lines	88,715	314,548	(475,109)	133,893
Farm	548,308	503,534	360,271	297,720
Marine	(271,322)	(263,793)	(95,200)	1,239

Total underwriting gain (loss)	$1,383,096	$1,383,096	$1,036,435	$1,036,435

8.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,946	$2,844	$5,836	$8,532
Interest cost	26,286	25,276	78,856	75,827
Amortization of unrecognized prior service credit	(21,420)	(21,421)	(64,261)	(64,263)
Amortization of unrecognized net actuarial loss	253	3,063	760	9,189

Net periodic benefit cost	$7,065	$9,762	$21,191	$29,285

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the nine months ended September 30, 2009 the Company has made contributions to the plan of approximately $77,000. During 2009, the Company expects to contribute a total of $77,000 to the plan to cover anticipated benefit payments.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

9.	Reinsurance

The effect of reinsurance on premiums written and earned and losses and LAE incurred was as follows:

	Three Months Ended
	September 30, 2009		September 30, 2008
	Written	Earned	Written	Earned
Direct	$17,979,342	$16,437,715	$16,620,491	$14,729,825
Assumed	16,256	17,186	16,760	19,820
Ceded	(2,875,128)	(2,893,193)	(2,716,393)	(2,683,143)

Net premiums	$15,120,470	$13,561,708	$13,920,858	$12,066,502

	Nine Months Ended
	September 30, 2009		September 30, 2008
	Written	Earned	Written	Earned
Direct	$49,698,844	$47,802,758	$45,132,718	$42,889,383
Assumed	77,116	69,960	64,238	61,691
Ceded	(8,302,455)	(8,292,521)	(8,039,704)	(7,889,244)

Net premiums	$41,473,505	$39,580,197	$37,157,252	$35,061,830

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss and LAE incurred	$8,685,976	$7,386,345	$28,980,093	$21,664,698
Reinsurance recoveries	(745,070)	(826,783)	(3,044,617)	(1,858,059)

Net loss and LAE incurred	$7,940,906	$6,559,562	$25,935,476	$19,806,639

10.	Federal Income Taxes

The provision for income taxes for the three and nine months ended September 30 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current expense	$488,987	$764,245	$683,134	$1,706,548
Deferred expense (benefit)	175,325	(136,893)	246,712	(132,313)

Total	$664,312	$627,352	$929,846	$1,574,235

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Income before federal income taxes	$2,132,197		$1,929,218		$3,260,546		$5,097,541

Tax at statutory rate	724,947	34.0%	655,934	34.0%	1,108,586	34.0%	1,733,164	34.0%
Tax effect of :
Nontaxable investment income	(59,480)	(2.8%)	(77,890)	(4.0%)	(181,837)	(5.6%)	(234,059)	(4.6%)
Nondeductible expenses, net	2,428	0.1%	3,397	0.2%	6,677	0.2%	6,399	0.1%
Other, net	(3,583)	(0.2%)	45,911	2.4%	(3,580)	(0.1%)	68,731	1.4%

Federal income tax expense	$664,312	31.1%	$627,352	32.6%	$929,846	28.5%	$1,574,235	30.9%

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of September 30, 2009 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

At September 30, 2009 and December 31, 2008, the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	September 30, 2009	December 31, 2008
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$402,422	$439,895
Unearned premium reserves	1,902,975	1,741,373
Unrealized losses on investments	—	1,285,111
Realized losses on investments	—	123,080
Postretirement benefits accrued	600,088	591,157
Net operating loss carryforward	2,260,424	2,362,431
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	235,652	207,193

Total deferred federal income tax assets	5,759,258	7,107,937

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,368,601)	(1,253,820)
Property and equipment	(137,063)	(88,698)
Unrealized gains on investments	(275,749)	—
Other deferred tax liabilities	(12,064)	(13,656)

Total deferred federal income tax liabilities	(1,793,477)	(1,356,174)

Net deferred federal income tax asset	3,965,781	5,751,763
Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$2,955,744	$4,741,726

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 133 years. We market policies through approximately 175 independent insurance agencies. On October 27, 2009, A.M. Best upgraded the financial strength rating to A- (Excellent) of Fremont Insurance Company. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIR”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of September 30, 2009, we had approximately 69,000 policies in force and assets of $103.8 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008. The Company’s fiscal year ends on December 31.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at September 30, 2009.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Reported losses
Personal	$8,176	$9,043
Commercial	3,344	2,538
Farm	1,188	1,228
Marine	578	603

	13,286	13,412

IBNR losses
Personal	5,030	4,538
Commercial	2,752	2,644
Farm	453	447
Marine	359	329

	8,594	7,958

Total
Personal	13,206	13,581
Commercial	6,096	5,182
Farm	1,641	1,675
Marine	937	932

	$21,880	$21,370

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of September 30, 2009 and December 31, 2008, was approximately $146,000 and $131,000, respectively.

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

At September 30, 2009 and December 31, 2008, the Company’s recoverable from reinsurers was comprised of the following:

	September 30, 2009	December 31, 2008
Paid losses and LAE	$1,015,393	$726,618
Unpaid losses and LAE	6,903,852	6,117,789

Amounts due from reinsurers	$7,919,245	$6,844,407

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

Results of Operations – Three Months Ended September 30, 2009 and 2008

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended September 30, 2009 and 2008. The Companys underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

	2009	2008	Change
			Dollar	Percentage
Underwriting gain (loss)
Personal	$1,017,395	$790,672	$226,723	28.7%
Commercial	88,715	690,498	(601,783)	(87.2%)
Farm	548,308	339,667	208,641	61.4%
Marine	(271,322)	(255,810)	(15,512)	6.1%

Total underwriting gain	1,383,096	1,565,027	(181,931)	(11.6%)
Other revenue (expense) items
Net investment income	533,649	563,572	(29,923)	(5.3%)
Net realized gains (losses) on investments	51,974	(351,782)	403,756	114.8%
Other income	163,478	152,401	11,077	7.3%

Total other revenue (expense) items	749,101	364,191	384,910	105.7%

Income before federal income taxes	2,132,197	1,929,218	202,979	10.5%
Federal income tax expense	664,312	627,352	36,960	5.9%

Net income	$1,467,885	$1,301,866	$166,019	12.8%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended September 30, 2009 and 2008.

	2009	2008	Change	% Change
Direct premiums written	$17,979,342	$16,620,491	$1,358,851	8.2%

Net premiums written	$15,120,470	$13,920,858	$1,199,612	8.6%

Net premiums earned	$13,561,708	$12,066,502	$1,495,206	12.4%
Loss and LAE	7,940,906	6,559,562	1,381,344	21.1%
Policy acquisition and other underwriting expenses	4,237,706	3,941,913	295,793	7.5%

Underwriting gain	$1,383,096	$1,565,027	$(181,931)	(11.6%)

Loss and LAE ratio	58.6%	54.4%	4.2%
Policy acquisition and other underwriting expense ratio	31.2%	32.7%	(1.5%)
Combined ratio	89.8%	87.1%	2.7%

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

Direct premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2009	2008	$ Change	% Change
Direct Premiums Written:
Personal	$13,436,661	$12,237,845	$1,198,816	9.8%
Commercial	2,486,051	2,366,143	119,908	5.1%
Farm	1,482,675	1,441,309	41,366	2.9%
Marine	573,955	575,194	(1,239)	(0.2%)

	$17,979,342	$16,620,491	$1,358,851	8.2%

Direct premiums written increased 8.2% during the quarter ended September 30, 2009 as a result of renewal premium growth of 8.9% coupled with a modest increase in new business premium of 2.8%. Direct premiums written for the personal segment increased 9.8%, driven by personal auto, up 16.2%, and homeowners, up 4.2%. During the quarter ended September 30, 2009, the personal segment experienced new business growth of 7.6% and renewal business growth of 9.5% as compared to the 2008 quarter. Personal auto new business premium increased 25.6% while renewal premium grew 14.6%. Homeowner new business premium decreased 9.1% while renewal premium grew 6.2%. The increase in new business for personal auto is due to our continued focus on targeting the companion personal auto policy when we already write the homeowner policy for the customer. The decrease in new business growth for homeowners is due to a focus on tighter underwriting guidelines coupled with rate increases put into effect during the second quarter. Since June 30, 2009, the in-force policy count for personal auto and homeowners increased 3.5% and 0.5%, respectively.

The commercial segment experienced an increase of 5.1% in direct premiums written as a result of growth in renewal business of 11.9% offset by a reduction in new business premium of 4.6%. All commercial products except for workers compensation experienced an increase in new business for the quarter. New business for workers compensation was down 75% due to a larger policy written during the third quarter of 2008. Since June 30, 2009, the in-force policy count for the commercial segment increased 1.0%.

Farm direct premiums written increased 2.9% driven by growth in renewal business of 1.4% offset by a decline in new business of 7.5%. Since June 30, 2009, the in-force policy count for the farm segment decreased 0.2%. Direct premiums written for the marine segment was down 0.2%, driven by a decrease in new business of 27.2% offset by renewal growth of 4.9%. Since June 30, 2009, the in-force policy count for the marine segment decreased 0.6%.

Net premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2009	2008	$ Change	% Change
Net Premiums Written:
Personal	$11,514,508	$10,247,208	$1,267,300	12.4%
Commercial	1,719,723	1,887,130	(167,407)	(8.9%)
Farm	1,361,244	1,276,125	85,119	6.7%
Marine	524,995	510,395	14,600	2.9%

	$15,120,470	$13,920,858	$1,199,612	8.6%

The increase in net premiums written is due to growth in direct premiums written of $1,359,000 offset by an increase of $159,000 in ceded premiums written under the Company’s reinsurance agreements. The commercial segment experienced a decline in net premiums written due to increased premiums ceded under our treaty reinsurance programs as a result of increased reinsurance costs associated with commercial products.

Net premiums earned by major business segment for the three months ended September 30 are presented in the table below:

	2009	2008	$ Change	% Change
Net Premiums Earned:
Personal	$10,039,152	$8,550,971	$1,488,181	17.4%
Commercial	1,766,009	1,930,295	(164,286)	(8.5%)
Farm	1,278,854	1,129,256	149,598	13.2%
Marine	477,693	455,980	21,713	4.8%

	$13,561,708	$12,066,502	$1,495,206	12.4%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $1,708,000 offset by an increase of $213,000 in ceded premiums earned under the Company’s reinsurance agreements. The commercial segment experienced a decline in net premiums earned due to increased premiums ceded under our treaty reinsurance programs as a result of increased reinsurance costs associated with commercial products.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended September 30 are shown in the tables below:

	2009	2008	$ Change	% Change
Loss and LAE:
Personal	$6,190,893	$4,964,837	$1,226,056	24.7%
Commercial	836,282	610,077	226,205	37.1%
Farm	332,424	421,664	(89,240)	(21.2%)
Marine	581,307	562,984	18,323	3.3%

	$7,940,906	$6,559,562	$1,381,344	21.1%

Incurred Claim Count:
Personal	2,480	2,206	274	12.4%
Commercial	241	208	33	15.9%
Farm	137	151	(14)	(9.3%)
Marine	124	126	(2)	(1.6%)

	2,982	2,691	291	10.8%

Average Loss and LAE per Claim:
Personal	$2,496	$2,251	$245	10.9%
Commercial	3,470	2,933	537	18.3%
Farm	2,426	2,792	(366)	(13.1%)
Marine	4,688	4,468	220	4.9%

	$2,663	$2,438	$225	9.2%

Loss and LAE Ratio:
Personal	61.7%	58.1%
Commercial	47.4%	31.6%
Farm	26.0%	37.3%
Marine	121.7%	123.5%

	58.6%	54.4%

The personal segment’s loss and LAE ratio increased 3.6 percentage points to 61.7% as a result of a higher loss and LAE ratio in the homeowners product line offset by a drop in the loss and LAE ratio for personal auto. The loss and LAE ratio for homeowners was 64.8% for the three months ended September 30, 2009 compared to 51.4% in the 2008 period. We continue to experience increased frequency and severity from fire related losses as compared to 2008. Personal auto’s loss and LAE ratio decreased to 61.1% for the three months ended September 30, 2009 compared to 67.0% in the 2008 period. The decline is due to a drop in loss severity coupled with higher net premiums earned.

The commercial segment’s loss and LAE ratio increased to 47.4% for the three months ended September 30, 2009 compared to 31.6% for the 2008 period. The increase is due to higher loss frequency from the workers compensation line as well as higher fire related losses. The farm segment’s loss and LAE ratio dropped to 26.0% during the three months ended September 30, 2009 compared to the 2008 period due to a decrease in loss frequency coupled with growth in net premiums earned. The marine segment’s loss and LAE ratio was impacted by the increased seasonal activity which occurs during the Michigan boating season.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended September 30 were as follows:

	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$2,148,216	$1,965,353	$182,863	9.3%
Other underwriting expenses	2,089,490	1,976,560	112,930	5.7%

Total policy acquisition and other underwriting expenses	$4,237,706	$3,941,913	$295,793	7.5%

Net premiums earned	$13,561,708	$12,066,502	$1,495,206	12.4%

Expense ratio	31.2%	32.7%	(1.5%)

Amortization of deferred policy acquisition costs (“DAC”) increased during the third quarter of 2009 as compared to the same period in 2008 as a result of increased earned premium volume. However, as a percentage of net premiums earned DAC amortization decreased from 16.3% to 15.8% as a result of the increased volume of personal automobile premium which pays a lower commission as compared to other products as well as increased ceding commission. Other underwriting expenses as a percentage of net premiums earned dropped from 16.4% to 15.4% due to lower assessments from state mandated pools and associations, a decrease in depreciation expense and continued growth in net premiums earned.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended September 30 are as follows:

	2009	2008	Change	% Change
Fixed maturities	$519,556	$604,487	$(84,931)	(14.1%)
Equity securities	20,768	1,956	18,812	961.8%
Cash and cash equivalents	90,489	37,002	53,487	144.6%

Gross investment income	630,813	643,445	(12,632)	(2.0%)
Less: Investment expenses	(97,164)	(79,873)	17,291	21.6%

Net investment income	$533,649	$563,572	$(29,923)	(5.3%)

Average invested assets (amortized cost basis)	$72,854,077	$66,631,716	$6,222,361	9.3%

Rate of return on average invested assets	2.9%	3.4%	(0.5%)

Gross investment income from the fixed portfolio declined during the third quarter of 2009 compared to the same period in the prior year. During the credit crisis, the fixed maturity portfolio was adjusted to mitigate credit risk and decrease interest rate risk by lowering duration. During the second and third quarters of 2009 this trend was reversed to some degree. While the fixed portfolio’s tax equivalent book yield increased 5 basis points since June 30, 2009 to end the quarter at 4.55% this is still 59 basis points below the tax equivalent book yield of 5.14% as of September 30, 2008. While the duration on the fixed portfolio increased during the third quarter of 2009 to 4.73 this is still below the 4.94 duration as of September 30, 2008.

The increase in income from the equity portfolio is due to higher dividend income as a result of the Company increasing its holdings of dividend paying common stocks. During the second quarter 2009, the Company began adding to its equity portfolio via purchases of common stocks and mutual funds. The increase in interest income from cash and cash equivalent was affected by approximately $73,000 in interest received as a result of a settlement of a claim. Excluding this item, interest from cash and cash equivalent decreased approximately $20,000 due to the current lower yielding environment.

The table below summarizes the net realized gains generated during the three month period ended September 30:

	2009	2008	Change	% Change
Net realized gains (losses) - fixed maturities	$10,000	$(351,782)	$361,782	102.8%
Net realized gains (losses) - equity securities	41,974	—	41,974	—

Total net realized gains (losses)	$51,974	$(351,782)	$403,756	114.8%

During the quarter ended September 30, 2009, the Company sold a bond which had previously been written down due to the issuer filing bankruptcy. The sale resulted in a net realized gain of $10,000. During the same period in 2008, the Company recorded a $350,000 write-down on this bond. The Company generated realized gains of approximately $42,000 due to sales within the equity portfolio during quarter ended September 30, 2009.

Income Tax Expense. During the quarters ended September 30, 2009 and 2008, the Company recorded income tax expense of approximately $664,000 and $627,000, respectively, resulting in an effective tax rate of 31.1% and 32.6%, respectively. The difference between the effective tax rate and the statutory rate of 34% is primarily due to tax exempt investment income.

Results of Operations – Nine Months Ended September 30, 2009 and 2008

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the nine months ended September 30, 2009 and 2008. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

	2009	2008	Change
			Dollar	Percentage
Underwriting gain (loss)
Personal	$1,246,473	$785,483	$460,990	58.7%
Commercial	(475,109)	1,633,765	(2,108,874)	(129.1%)
Farm	360,271	695,351	(335,080)	(48.2%)
Marine	(95,200)	122,046	(217,246)	(178.0%)

Total underwriting gain	1,036,435	3,236,645	(2,200,210)	(68.0%)
Other revenue (expense) items
Net investment income	1,473,814	1,614,847	(141,033)	(8.7%)
Net realized gains (losses) on investments	263,468	(193,180)	456,648	236.4%
Other income	486,829	439,229	47,600	10.8%

Total other revenue (expense) items	2,224,111	1,860,896	363,215	19.5%

Income before federal income taxes	3,260,546	5,097,541	(1,836,995)	(36.0%)
Federal income tax expense	929,846	1,574,235	(644,389)	(40.9%)

Net income	$2,330,700	$3,523,306	$(1,192,606)	(33.8%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the nine months ended September 30, 2009 and 2008.

	2009	2008	Change	% Change
Direct premiums written	$49,698,844	$45,132,718	$4,566,126	10.1%

Net premiums written	$41,473,505	$37,157,252	$4,316,253	11.6%

Net premiums earned	$39,580,197	$35,061,830	$4,518,367	12.9%
Loss and LAE	25,935,476	19,806,639	6,128,837	30.9%
Policy acquisition and other underwriting expenses	12,608,286	12,018,546	589,740	4.9%

Underwriting gain	$1,036,435	$3,236,645	$(2,200,210)	(68.0%)

Loss and LAE ratio	65.5%	56.5%	9.0%
Policy acquisition and other underwriting expense ratio	31.9%	34.3%	(2.4%)
Combined ratio	97.4%	90.8%	6.6%

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

Direct premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2009	2008	Change	% Change
Direct Premiums Written:
Personal	$35,858,088	$32,034,404	$3,823,684	11.9%
Commercial	7,790,057	7,363,995	426,062	5.8%
Farm	4,208,706	3,895,403	313,303	8.0%
Marine	1,841,993	1,838,916	3,077	0.2%

	$49,698,844	$45,132,718	$4,566,126	10.1%

For the first nine months of 2009 direct premiums written increased 10.1% over the prior year period led by growth in the personal, commercial and farm lines. New business volume is up 8.7% while renewal business is up 10.1%. Since December 31, 2008, total in-force policy count has increased 4.5%.

Direct premiums written for the personal segment increased 11.9%, driven by personal auto, up 16.3%, and homeowners, up 6.9%. The personal segment’s new business increased 11.0% while renewal business was up 11.3%. Personal auto new business premium increased 24.3% while homeowner’s new business is down 0.9%. Renewal premiums for personal auto and homeowners grew 15.0% and 8.2%, respectively. During the first nine months of 2009, the in-force policy count for personal auto and homeowners increased 11.7% and 2.7%, respectively.

The commercial segment experienced an increase of 5.8% in direct premiums written comprised of new business growth of 1.4% and growth in renewal business of 10.9%. During the nine months ended September 30, 2009, the in-force policy count for the commercial segment increased 2.5%. New business growth was experienced in all products except for workers compensation. New business for workers compensation was down due to a larger policy which was written during the third quarter of 2008. In the current soft rate environment, the Company continues to review all commercial renewals to ensure that we are retaining policies that are appropriately priced for the risk assumed.

Farm direct premiums written increased 8.0% as a result of new business growth of 49.7% and renewal business growth of 2.4%. The new business growth was due to a larger account written during the first quarter of 2009. During the first nine months of 2009, the in-force policy count for farm increased 0.4%. Direct premiums written for the marine segment were flat which is reflective of the challenging Michigan economy and its impact on consumer discretionary spending.

Net premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2009	2008	Change	% Change
Net Premiums Written:
Personal	$30,518,969	$26,128,132	$4,390,837	16.8%
Commercial	5,439,801	5,982,776	(542,975)	(9.1%)
Farm	3,817,517	3,398,395	419,122	12.3%
Marine	1,697,218	1,647,949	49,269	3.0%

	$41,473,505	$37,157,252	$4,316,253	11.6%

The increase in net premiums written is due to the overall increase in direct premiums written of $4,566,000 offset by an increase of $250,000 in ceded premiums written under the Company’s reinsurance agreements. The commercial segment experienced a decline in net premiums written due to increased premiums ceded under our treaty reinsurance programs as a result of increased reinsurance costs associated with commercial products.

Net premiums earned by major business segment for the nine months ended September 30 are presented in the table below:

	2009	2008	Change	% Change
Net Premiums Earned:
Personal	$29,144,171	$24,608,710	$4,535,461	18.4%
Commercial	5,262,738	5,712,222	(449,484)	(7.9%)
Farm	3,750,180	3,397,706	352,474	10.4%
Marine	1,423,108	1,343,192	79,916	5.9%

	$39,580,197	$35,061,830	$4,518,367	12.9%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $4,913,000 offset by an increase of $395,000 in ceded premiums earned under the Company’s reinsurance agreements. The commercial segment experienced a decline in net premiums earned due to increased premiums ceded under our treaty reinsurance programs as a result of increased reinsurance costs associated with commercial products.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the nine months ended September 30 are shown in the tables below:

	2009	2008	Change	% Change
Loss and LAE:
Personal	$19,603,010	$15,387,817	$4,215,193	27.4%
Commercial	3,244,211	2,120,413	1,123,798	53.0%
Farm	2,123,116	1,537,684	585,432	38.1%
Marine	965,139	760,725	204,414	26.9%

	$25,935,476	$19,806,639	$6,128,837	30.9%

Incurred Claim Count:
Personal	6,299	5,767	532	9.2%
Commercial	551	462	89	19.3%
Farm	345	349	(4)	(1.1%)
Marine	200	191	9	4.7%

	7,395	6,769	626	9.2%

Average Loss and LAE per Claim:
Personal	$3,112	$2,668	$444	16.6%
Commercial	5,888	4,590	1,298	28.3%
Farm	6,154	4,406	1,748	39.7%
Marine	4,826	3,983	843	21.2%

	$3,507	$2,926	$581	19.9%

Loss and LAE Ratio:
Personal	67.3%	62.5%
Commercial	61.6%	37.1%
Farm	56.6%	45.3%
Marine	67.8%	56.6%

	65.5%	56.5%

The increase in the loss and LAE ratio for the personal segment is due to an increase in fire related losses and to a lesser extent an increase in losses related to winter weather experienced during the first quarter of 2009. The homeowner’s line generated a loss and LAE ratio of 74.8% for the nine months ended September 30, 2009 compared to 61.2% in the 2008 period. The loss and LAE ratio for personal auto decreased to 61.8% for the nine months ended September 30, 2009, compared to 66.8% in the 2008 period. The decrease is due to a decline in claim severity coupled with growth in net premiums earned.

The commercial segment’s loss and LAE ratio increased to 61.6% for the nine months ended September 30, 2009 compared to 37.1% in the 2008 period. The 2009 loss and LAE ratio was affected by higher loss frequency from the workers compensation line, increased fire and water related damages in the commercial package and businessowners product lines and increased loss frequency in commercial auto. The farm segment’s loss and LAE ratio increased in the 2009 period due to higher fire losses. The marine segment’s loss and LAE ratio increased as result of increased loss severity experienced in the 2009 period compared to 2008.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the nine months ended September 30 were as follows:

	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$6,204,001	$5,781,551	$422,450	7.3%
Other underwriting expenses	6,404,285	6,236,995	167,290	2.7%

Total policy acquisition and other underwriting expenses	$12,608,286	$12,018,546	$589,740	4.9%

Net premiums earned	$39,580,197	$35,061,830	$4,518,367	12.9%

Expense ratio	31.9%	34.3%	(2.4%)

Amortization of deferred policy acquisition costs (“DAC”) increased during the 2009 period as compared to the same period in 2008 as a result of increased earned premium volume. As a percentage of net premiums earned DAC amortization decreased from 16.5 % to 15.7% as a result of the increased volume of personal automobile premium which pays a lower commission than other products as well as increased ceding commission. Other underwriting expenses as a percentage of net premiums earned dropped from 17.8% to 16.2% due to lower assessments from state mandated pools and associations, a decrease in depreciation expense and continued growth in net premiums earned.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the nine months ended September 30 are as follows:

	2009	2008	Change	% Change
Fixed maturities	$1,588,733	$1,751,128	$(162,395)	(9.3%)
Equity securities	29,435	9,935	19,500	196.3%
Cash and cash equivalents	129,280	104,742	24,538	23.4%

Gross investment income	1,747,448	1,865,805	(118,357)	(6.3%)
Less: Investment expenses	(273,634)	(250,958)	22,676	9.0%

Net investment income	$1,473,814	$1,614,847	$(141,033)	(8.7%)

Average invested assets (amortized cost basis)	$71,089,717	$65,050,285	$6,039,432	9.3%

Rate of return on average invested assets	2.8%	3.3%	(0.5%)

Gross investment income from the fixed portfolio has declined in 2009 compared to 2008 due to the drastic shift in the yield curve from January 2008 to September 2009. Treasury yields fell for most of 2008, with the Federal Funds rate target declining to the 0% to 0.25% range. During 2009, the market saw a reversal in longer-term yields due to increased government borrowing and heightened fears of inflation; but, with the short-end kept in the 0% to 0.25% range by the Fed, the yield curve steepened. The conservative, principal-preserving actions taken during the market turmoil has led to the decline in the year-to-date gross investment income between 2008 and 2009. The tax-equivalent yield at September 30, 2009 was 4.55%, compared to 5.14% at September 30, 2008 while the duration was 4.73 years at September 30, 2009 compared to 4.94 years at September 30, 2008.

The increase in income from the equity portfolio is due to higher dividend income as a result of the Company increasing its holdings of dividend paying common stocks. During the second quarter 2009, the Company began adding to its equity portfolio via purchases of common stocks and mutual funds. The increase in interest income from cash and cash equivalent was affected by approximately $73,000 in interest received as a result of a settlement of a claim. Excluding this item, interest from cash and cash equivalents decreased approximately $49,000 due to lower yields.

The table below summarizes the net realized gains generated during the nine months ended September 30, 2009 and 2008:

	2009	2008	Change	% Change
Net realized gains (losses) - fixed maturities	$279,023	$(285,399)	$564,422	197.8%
Net realized gains (losses) - equity securities	(15,555)	92,219	(107,774)	(116.9%)

Total net realized gains (losses)	$263,468	$(193,180)	$456,648	236.4%

During the nine months ended September 30, 2009, the Company sold approximately $9.2 million in fixed maturity securities which generated realized gains of $279,000. In addition, the Company rebalanced a portion of the equity portfolio in order to realign the sector allocation within the portfolio. The rebalancing resulted in net realized losses of $16,000.

Income Tax Expense. During the nine months ended September 30, 2009 and 2008, the Company recorded income tax expense of approximately $930,000 and $1,574,000, respectively. The decrease is due to lower pre-tax income in 2009 compared to the prior year period. The effective tax rate for the nine months ended September 30, 2009 was 28.5 % compared to 30.9% in the prior year period. The decrease in the effective tax rate is due primarily to increased tax-exempt interest income earned in 2009 as a percentage of pretax income as compared to 2008.

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

Cash flow provided by operations was $3,838,000 and $7,737,000 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $3,899,000. During the nine months ended September 30, 2009 as compared to the same period in 2008, net premiums collected increased $2,627,000, net loss and LAE payments increased $7,382,000, policy acquisition and other underwriting expenses paid increased $1,109,000 and federal income taxes paid decreased $1,889,000. Other cash provided by operations increased $76,000 during the nine months ended September 30, 2009 compared to the same period in 2008.

During the nine months ended September 30, 2009, cash flow used in investing activities was $3,546,000 while during the same period in 2008 cash flow used in investing activities was $5,596,000. During the 2009 period, the Company invested $2,792,000 into its fixed and equity portfolio while in the 2008 period it invested $4,725,000 into its portfolio. The decline in cash placed into the investment portfolio was affected by the reduction in cash generated from operations. During the second quarter 2009, the Company began adding to its equity portfolio via purchases of common stocks and mutual funds. Since March 31, 2009, the Company has added approximately $4,066,000 to the equity portfolio. Funding for the equity purchases has come from existing cash balances, operating cash flow and sales and maturities of fixed maturities. Capital expenditures for the 2009 period were $777,000 compared to $876,000 in the 2008 period. The majority of the 2009 expenditures are related to our investment in technology related projects including our web-based rating platform – Fremont Complete, our back-end policy processing system and our financial reporting system.

Cash used in financing activities was $105,000 and $410,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, financing activities consisted of the issuance of common stock which generated $285,000 in proceeds, share repurchases of approximately $232,000 and cash dividends of $158,000 paid to stockholders. During the same period in 2008, financing activities consisted of cash received of approximately $16,000 from the issuance of common stock, share repurchases of approximately $373,000 and a cash dividend of $53,000.

During the nine months ended September 30, 2009, the Company has paid three quarterly cash dividends of $.03 per common share each collectively totaling $158,000. The Board’s current intention is to evaluate each quarter whether a cash dividend will be declared. The payment of future dividends will depend upon the availability of cash resources at the Holding Company, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

During the quarter ended September 30, 2009, the Company repurchased 10,000 shares of our common stock under a repurchase plan which was previously announced on May 8, 2008. The shares were repurchased at a cost of approximately $156,000, or $15.60 per share. See Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase program.

We have not had any liquidity issues affecting our operations. We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

As of September 30, 2009, our investment portfolio had the following asset allocation breakdown:

Asset Class	Cost or Amortized Cost	Fair Value	Unrealized Gain (Loss)	% of Total Fair Value	Credit Quality
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$6,801,642	$6,954,584	$152,942	10.4%	AAA
States and political subdivisions	22,244,688	23,475,367	1,230,679	35.1%	AA-
Corporate securities	12,368,308	12,692,327	324,019	19.0%	AA-
Mortgage-backed securities	13,093,921	13,314,498	220,577	19.9%	AAA

Total fixed maturity securities	54,508,559	56,436,776	1,928,217	84.4%	AA
Equity securities	11,543,865	10,426,675	(1,117,190)	15.6%

Total	$66,052,424	$66,863,451	$811,027	100.0%

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$51,019	$(5,418)
1%	53,719	(2,718)
0	56,437	—
-1%	59,173	2,736
-2%	61,927	5,490

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

The following table sets forth the repurchases of common stock for the quarter ended September 30, 2009:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Month ended July 31, 2009	10,000	$15.60	10,000	43,810
Month ended August 31, 2009	—	$—	—	43,810
Month ended September 30, 2009	—	$—	—	43,810
Total	10,000	$15.60	10,000
(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: November 11, 2009	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: November 11, 2009	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance
(principal financial and accounting officer)