Form 10-K
period 2009-12-31
FREMONT MICHIGAN INSURACORP INC
filed 2010-03-05
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates was $26,755,713 based on the closing sales price of $15.25 per share on June 30, 2009 as reported by the OTC Bulletin Board.

The number of shares outstanding of the registrant’s common stock, no par value, was 1,749,608 shares as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held May 13, 2010, are incorporated by reference in Part III of this report.

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

PART I

ITEM 1. BUSINESS

OVERVIEW OF BUSINESS

The Insurance Company is a property and casualty insurance company that provides insurance products to individuals, farms and small businesses in Michigan. We were founded in 1876 and have served Michigan policyholders for over 133 years. We have 66 employees. We market our policies through approximately 172 independent insurance agencies. We have four business segments: personal, commercial, farm and marine. As of December 31, 2009, we had approximately 70,000 policies in force and assets of $105 million.

The Company’s executive offices are located at 933 E. Main Street, Fremont, Michigan 49412-9753, and the telephone number is (231) 924-0300. Our website address is www.fmic.com. Information on the Company’s website is not a part of this Form 10-K. The Company makes available free of charge on its website, or provides a link to, the Company’s Forms 3, 4, 5, 10-K, 10-Q and 8-K filed and any amendments to these Forms, that have been filed with the SEC as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. To access these filings, go to the Company’s website, “www.fmic.com” and click on “Our Company/Investor Relations”, then click on “All SEC Filings.”

BUSINESS STRATEGIES

Our principal strategies for the future include:

Leveraging Technology

A key to success in continuing sustainable profitable growth is the emphasis on and delivery of enhanced smart underwriting business rules which complements existing agent knowledge and allows for straight through processing. An advanced, next generation technology platform will allow our agency force to efficiently quote, bind and issue both personal and commercial policies. We have had excellent success with our Fremont Complete platform which is our web-based rating platform. As of the end of 2009, agents are able to quote, bind and issue personal line policies in addition to the following commercial products: Business Owners, Commercial Auto and Workers’ Compensation. We plan to continue to leverage our success with Fremont Complete by expanding the commercial products that can be quoted, bound and issued by our agents to include the commercial package policy and deluxe contractor programs. Emphasis will continue to be placed on a single unified platform that will enable our agents to manage their policies from a billing, claims and documentation environment.

Ensuring Rate Adequacy

Ensuring that products are appropriately priced is paramount for the Company to grow profitably. As we grow, so does our database of information which allows us to pinpoint those risks and characteristics that afford us the greatest profit potential. Rates and rate adequacy are continually monitored, analyzed and adjusted as market conditions and results warrant. The Company is committed to matching price to the exposure.

Increasing our Commercial Business

Our strategy remains to increase our market presence in commercial lines of business and to provide balance to our insurance portfolio. We continue to target small to middle market business focusing on main street accounts. Our recent endorsement with the Michigan Retailers Association strengthens this position.

Our success in growing commercial lines is created by focusing on strong commercial based independent agents. Also, our web-based rating technology provides an “ease of doing business” as our agents can rate, underwrite and issue business through our Fremont Complete platform. In addition to Business Owners, Workers’ Compensation and Commercial Auto, we will be adding Commercial Package Policies to our web based system in 2010. This will allow our agents to have quick turn around on middle market accounts. Along with the enhancements to our Fremont Complete platform we will be rolling out several new endorsements and products to better position the Company in the commercial markets.

Retaining and Attracting Agencies Committed to Profitable Growth

We are committed to our independent agency distribution system. The agents with whom we partner are an extension of the Company and are encouraged to participate as equity owners. Therefore, we are very selective in appointing and retaining agencies that represent the Company. In order for the Company to be successful we must ensure that the interests of the agency are aligned with the interest of the Company. We are committed to retaining agencies that produce long term profitable growth. Each year we perform a review of our agency force to determine if changes are needed or if there are geographic regions that we feel warrant representation by a new or existing agency.

Diversification of Risk

The Company has emphasized risk diversification for the last decade particularly the diversification of risk related to the geographic concentration of insured property. This process is annually modeled and the results are a decision factor for new agency appointments and pricing. Licensing in surrounding states at agent request and also for risk diversification is in process. The first state will be Wisconsin for planned service from bordering Upper Michigan agents followed by Indiana.

Reducing our Ratio of Expenses to Net Premiums Earned

We are committed to improving profitability and our competitiveness by reducing expenses. We will accomplish this by continuing to grow net premiums earned, weeding out operational inefficiencies through expanded use of technology, and ensuring that all products are appropriately priced.

Maintaining our Focus on Customer Service

While the statement, “Maintaining our Focus on Customer Service” has become a cliché, we feel that it has been and will continue to be a key component of our growth and profitability. Insurance is a service business and customer service is one of the basic ‘blocking and tackling’ strategies that we have to get right in order to be successful. While we service many ‘customers’, we work very hard to make sure that our policyholders and our agents receive the best customer service possible. We want our customers to have a pleasant experience when dealing with the Company. This ‘experience’ can be enhanced through technology by making information easily accessible through the web and by simply making sure that when our customers call they can expect to speak to a ‘live’ person, whether it is a customer service representative, a claim associate or an underwriter. We compete with many larger insurance companies in Michigan. What sets us apart from them is the relationship we have with our agents and the service we provide to our policyholders. We will continue to seek out ways to exceed our customers’ expectations.

Marketing

The Company’s marketing strategy begins with the qualification of the agency force. Currently, we are represented by 172 of the best agencies in the state who understand and appreciate the symbiotic relationship between the Company, agency and customer. This critical key is reflected in the Company’s continued profitability and growth. We support the agency’s efforts by providing dynamic products, exceptional service and competitive pricing. The “Pure Michigan” travel bureau campaign has been incorporated into our multi-channel marketing campaign. The Pure Michigan logo and tag line has been incorporated into our print, radio, television, social media, website, direct mail and our newest release for the general public, MichiganBoatQuote.com. From this website, a consumer can now secure an approximate premium for their boat. This information is sent directly to the associated agency, who then has the responsibility of concluding the transaction. This is in its infancy stage and we will look to measure its success mid-summer.

SEGMENT INFORMATION

The Company defines its operations as property and casualty insurance operations. The Company writes four major insurance lines exclusively in the State of Michigan: Personal Lines, Commercial Lines, Farm and Marine. All revenues are generated from external customers and the Company does not have a significant reliance on any single major customer or agency.

The Company evaluates its product lines based on underwriting profitability. Certain expenses are allocated based on measurements including premiums, incurred losses or other departmental employee data. Underwriting profit by product line would change if different methods were applied. The Company does not allocate assets, net investment income, net realized gains (losses) on investments or other income (expense) to its product lines.

Segment data for the years ended December 31, 2009, 2008 and 2007 is included in the footnotes to the financial statements which are included herein under Part II, Item 8—Financial Statements and Supplementary Data.

PRODUCTS

We offer a variety of property and casualty insurance products primarily designed to meet the insurance needs of property owners and small to mid sized businesses located in Michigan. The four primary segments of our business are personal, commercial, farm and marine. The following table presents the direct written premiums by major product line within each segment for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Direct premiums written:
Personal lines:
Homeowners	$19,755	$18,228	$16,832
Mobilowners	1,491	1,514	1,477
Personal auto	25,707	22,255	17,972
Dwelling	1,487	1,486	1,387

	48,440	43,483	37,668
Commercial lines:
Business owners	2,760	2,611	2,655
Commercial package	4,226	4,796	4,440
Commercial auto	1,515	1,021	817
Workers compensation	2,157	1,623	1,257

	10,658	10,051	9,169
Farm	5,662	5,257	5,103
Marine	2,096	2,092	2,016

Total	$66,856	$60,883	$53,956

Personal Lines. Personal lines policies include homeowners, mobilowners, dwelling fire and personal auto.

•	Homeowners. The policy is a multiple line insurance contract providing protection for both property and liability exposures for homeowners, condominium owners and renters on a replacement cost or actual cash value basis. Target areas in this line include home values between $100,000 and $500,000. Personal umbrella coverage can also be added. Personal umbrella is a form of excess liability insurance available to individuals protecting them against claims in excess of their limits on their primary policies or for claims not covered by their underlying policies. In order to be eligible, both an individual’s personal auto and home must be written with Fremont.

•

Mobilowners. This is a similar product to homeowners providing coverage for mobile home owners. Units are insured for replacement cost, actual cash value or stated amount depending on the age of the mobile home. Personal umbrella coverage can also be added.

•

Personal Auto. This is our fastest premium growth line and provides individuals with protection for their personal auto(s). For liability protection, coverage options include Residual Bodily Injury, Property Damage, Personal Injury Protection, Uninsured and Underinsured Motorists. For physical damage, coverage options include Comprehensive and Collision. For Personal Injury Protection, losses above certain thresholds are automatically reinsured by the Michigan Catastrophic Claim Association (MCCA). Personal umbrella coverage can also be added.

•

Dwelling. This is a fire and wind coverage for owner occupied residences that do not qualify for a Homeowner policy or for residences that are non-owner occupied and rented to others. To be written, other supporting coverage must be written with Fremont and a residence must have no more than four units and be owned by individuals. Liability coverage for the owner is not included but may be added by endorsement.

Commercial Lines. Commercial lines consist of products designed to serve primarily small to medium business operations. They are:

•

Business Owners (BOP). The policy is a multiple line insurance contract providing protection for both property and liability exposures for small business owners. Additional coverages can be added including equipment breakdown, employment practices liability, inland marine and umbrella liability. BOP risks are classified by the five categories listed below with each class having its own eligibility criteria primarily based on sales volume and property values.

•	Bed & Breakfast/Condominiums. As the category name implies, insurance is provided for Bed & Breakfast owners and for condominium owner associations.

•	Mercantile. This applies for buildings principally occupied for retail mercantile purposes (buying and selling of merchandise) and the contents of these operations.

•	Offices. This applies to office buildings, building owners personal property or tenant personal property.

•	Service. This applies to buildings occupied principally for service operations and the contents of these operations including mini storage businesses.

•	Wholesale. As the category name implies, this covers wholesalers such as baked goods, plumbing supplies and clothing distributors.

•

Commercial Package (CPP). The CPP policy is designed to insure a broader range of commercial operations with more specialized business coverage needs than the BOP provides. Examples of these types of businesses are manufacturing risks, contractors and restaurants. The policies are usually larger and generate higher premiums. Additional coverages can be added including equipment breakdown, employment practices liability, inland marine and umbrella liability.

•

Commercial Auto (CA). CA covers vehicles owned by a business or used in businesses and owned by individuals. This includes vehicles ranging from passenger cars to tractor-trailer rigs and earth moving equipment. Our targeted market is passenger cars, service vehicles (usually a pickup truck owned by a contractor and driven to the job site) and light, local delivery vehicles. Long haul truckers are ineligible. Additional umbrella liability coverage can be added.

•

Workers Compensation. Workers compensation provides coverage to a worker if he or she is injured while on the job for an employer, whether or not the employer has been negligent and is governed by state law. This product complements our Farm and Commercial offerings and affords us the ability to write all of the customer’s property and casualty insurance needs.

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

Product Pricing. Product pricing and the development of premium rates for all lines is performed under the direction of the Senior Vice President of Personal Lines and Product Management. Each product line goes through a rate review at least once a year with the exception of personal and commercial auto which are reviewed twice a year. That being said, it is not uncommon for us to perform an interim rate change if we feel market conditions and loss experience necessitates a rate change. Rate needs are analyzed on both an accident and calendar year basis and take into consideration the Company’s competitive position within each agent’s geographic territory, catastrophe loads, large loss impacts in addition to actual loss, expense and premium numbers. Each rate review is subject to a rigorous review process which involves all members of senior management. All rates are reviewed with senior management prior to implementation.

MARKETING

We market our property and casualty insurance products exclusively in Michigan through approximately 172 independent agencies. The company has maintained it strategic plans to expand in the northern and western regions of the state, but maintains a respectable presence in other areas. Our agency force has been selected from over 1,200 independent agencies within the State of Michigan. One of our keys to success is our selectivity of our agents. Our company standards are clearly communicated to our agents; they include a strong commitment to ethics, professionalism, honesty and accountability. The company is fortunate to have a top rated agency force. Each year the Company receives in excess of 50 appointment requests from agencies in Michigan and less than 10% actually receive an appointment. Our agent/company partnership philosophy has produced relationships focused on the common good of the Company, agency and policyholder. Our commitment to the agent force, in addition to our diverse product lineup has continued to solidify our position in the Michigan market.

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

The Company remains committed to the independent agency force which is our source for future growth. We have established an agency network which is geographically spread across the state of Michigan. Our objective is to be ranked among the top four insurers within each agency. Our independent agencies represent other insurance companies and are established businesses in their local communities in which they operate. Our agencies generally market and write the full range of our products. We believe our relationships with our agencies are very good.

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

We continue to focus on our branding efforts. We compete against many larger companies that have sizeable advertising budgets so we are very conscious of where and how we invest our branding and advertising dollars. In 2009, we were able to partner with the Pure Michigan® campaign which promotes Michigan businesses. We have used the Pure Michigan® logo in billboard, radio and television advertising in 2009 and have received very positive feedback from our customers. We have also capitalized on the role of marketing partnerships such as the Company’s alliance with the Michigan Retailers Association (MRA). We are the endorsed property and casualty insurance carrier for MRA’s members.

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

We have, in the past, relied heavily on underwriting information gathered from outside sources. Motor Vehicle Reports are obtained from the State of Michigan on all auto and marine applications. An exchange of claims information is available through two independent firms or through inquiry to the prior insurer and is accessed for all applicable applications. We believe the financial stability and responsibility of the insured has emerged as a reliable indicator of future loss potential. Extensive independent analysis has been done to support this correlation in the industry. In the commercial lines, financial stability has always been an acceptable underwriting criteria and the Insurance Company obtains either a Dun & Bradstreet report or other financial information on every policy application. In personal lines, an Insurance Score is obtained on every submission and insureds are tiered to receive the appropriate premium for their score. An Insurance Score is a numerical score from 200 to 900, with a higher number being a better score, which is based on information in a person’s credit report maintained by one of the national credit reporting firms. The Insurance Company’s pricing is targeted to attract policyholders with above average Insurance Scores. Insured’s with an Insurance Score of 700 or more or a strong Dun & Bradstreet report are part of the Insurance Company’s target market in all lines. Although we target insureds with Insurance Scores of 700 and above, we have policies in effect where the relevant Insurance Scores are less than our target. The Michigan Office of Financial and Insurance Regulation has adopted a ban on the use of a credit based insurance score, but the implementation has been stayed due to pending litigation. A further discussion on the use of credit based insurance scores is included under the heading “Insurance Scoring” in the “Regulation” section of Part 1, Item 1.

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

CLAIMS

As of December 31, 2009, the Insurance Company’s claims department included the Senior Vice President of Administration, a claims manager, an attorney, thirteen adjusters and two support staff. Claims are normally received from our independent agencies. Typically, claims are assigned to an in-house adjuster who investigates and settles the claim. To a lesser extent, we assign claims to independent adjusters if, as in the case of a catastrophe, our in-house adjusters cannot promptly adjust such a large volume of claims, or if because of the location of the claim it is more economical to use an independent adjuster. Remote and independent adjusters report all information to the home office electronically. The majority of paper claim files are imaged and maintained electronically at the home office.

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

The Company’s claims department has completed several technology initiatives in recent years. We now have the ability to issue payments electronically to claimants and vendors. We continue to enhance the information and reports available to our agents. The Company implemented an electronic first notice of loss so that agents can submit a notice of loss to the Company and inquire about the status of a claim electronically from their agency management system. This new feature allows the agent to notify the Company quicker in the event of a loss and allows our adjusters to get in touch with the policyholder in a shorter time frame. We are also in the process of implementing electronic reporting to comply with federal reporting regulations. The Company continues to focus on eliminating paper and enhancing inquiry capabilities which are expected to yield increased operating efficiency for the Company and it agency force.

TECHNOLOGY

The Company transacts a major share of its business using technology wherever possible and, in recent years, has made significant investments in information technology platforms, integrated systems and internet-based applications. These investments have generated positive results for the Company.

The focus of our ongoing information technology effort is:

•	to leverage existing and newer automation technologies that bring about greater efficiencies through integration for the Company, the agency force and our customers;

•	to deliver on a newer, robust business rule policy administration platform which removes redundancies while promoting straight through processing;

•	to adopt recent software development processes and technology which attracts our customers and positions the Company to broaden it’s product offerings; and

•	to take advantage of investments made by our independent agent partners and to leverage those to the complement of both parties.

We have been rewarded by our agent partners and customers with national award recognition and increased growth and profitability. Continued investment in our technology platform will provide us the opportunity to further lower expenses thereby increasing productivity and eliminating redundancies which inherently grow over time. This will further reduce technology expense and simplify information technology management.

We have also taken proactive steps to protect information. A core part of our disaster recovery and business continuity plan includes periodic and yearly recovery from a remote site. In addition, a number of security enhancements have been made to further protect Company data. Periodic audits by both internal and external sources contribute to the ongoing awareness by the Company of its responsibility in data protection.

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

Our Reinsurance Coverage. We utilize three primary categories of treaty reinsurance coverage to reduce the impact of major losses. These include multi-lines excess of loss coverage, catastrophe excess of loss coverage, and quota share coverage. We determine the amount and scope of reinsurance coverage to purchase each year based on our evaluation of the risks accepted, consultation with reinsurance professionals and a review of market conditions, including availability and cost. During the years ended December 31, 2009, 2008 and 2007 we ceded to reinsurers $11.3 million, $10.7 million and $10.0 million of earned premiums, respectively.

Multi- Lines Excess of Loss Coverage. The multi-lines excess of loss program is the Company’s primary reinsurance coverage. The excess of loss program is designed to help stabilize financial results, limit exposure on larger risks, and increase our underwriting capacity. The largest exposure retained by us on any one risk in 2009 was $175,000. The 2009 property coverage for this program provided up to $2,825,000 over the $175,000 retention per risk. The 2009 casualty coverage for this program provided up to $5,825,000 over the $175,000 retention. Our 2009 workers compensation reinsurance provided up to $9,825,000 coverage above the $175,000 retention.

Catastrophic Excess of Loss Coverage. Catastrophic reinsurance protects us from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, blizzard, freezing temperatures, and other extraordinary events. The contract is designed to help stabilize underwriting results and to mitigate the effect of individual loss occurrences. In 2009, we had three layers of catastrophic excess of loss reinsurance providing coverage for up to $24,750,000 above the $1,250,000 retention. We had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would lapse after the second event, in which case we would evaluate the need for a new contract for the remainder of the year. The 2009 reinstatement fees were 100% of the initial premium.

Quota Share Coverage. The Company utilizes quota share reinsurance for its boiler and machinery coverage which is primarily an equipment breakdown endorsement to commercial and farm policies. The contracts are 100% quota share and the Company receives a ceding commission ranging from 32% to 35% on the premiums ceded. The agreements also include profit sharing provisions based on the profitability of the underlying underwriting performance of the business ceded. The Company also utilizes quota share reinsurance for its employment practices liability coverage which is an endorsement to commercial policies. The agreement is 100% quota share and the Company receives ceding commission of 35% on the premiums ceded.

Facultative. We utilize facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. Coverage is determined on each individual risk. In 2009, the Company obtained coverage ranging from $100,000 up to $59,000,000 for certain commercial and farm properties it insured.

Michigan Catastrophic Claim Association. The Insurance Company is a member of the Michigan Catastrophic Claim Association, or MCCA, a statutorily created non-profit association which provides mandatory reinsurance to its members. Michigan is the only state that offers unlimited personal injury protection benefits which are offered through no-fault auto insurance policies. The reinsurance provided by the MCCA indemnifies its members for 100% of the losses sustained under personal injury protection policies issued by the members in excess of specified retention amounts. From July 1, 2008 through June 30, 2009, the retention was $440,000 and from July 1, 2009 through June 30, 2010 the retention is $460,000. The MCCA must provide this reinsurance and the Insurance Company, like all insurance companies that write automobile insurance in Michigan, must accept and pay for the reinsurance.

Our Reinsurers. The financial stability of our reinsurers is an important consideration. The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2009, our largest reinsurers based on a percentage of ceded premiums written are set forth in the following table. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total ceded premiums written.

Reinsurer	Ceded Premiums Written	Percentage of Total	A.M. Best Rating
	(000’s)
Michigan Catastrophic Claims Association	$4,305	38.1%	(1)
QBE Reinsurance Corp	1,423	12.6%	A
TOA Re Insurance Company of America	1,136	10.1%	A
Axis Reinsurance Company	1,044	9.2%	A
Hartford Steam Boiler	841	7.5%	A+
Hannover Ruckversicherungs—AG	580	5.1%	A
Other	1,959	17.4%	A- or better

Total	$11,288	100.0%

(1)	The MCCA does not receive an A.M. Best rating.

The following table sets forth individual balances of loss and loss adjustment expenses recoverable from reinsurers on both paid and unpaid claims as of December 31, 2009. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total loss and LAE recoverable from reinsurers.

Reinsurer	Loss and loss adjustment expenses recoverable	Percentage of Total Recoverable	A.M. Best Rating
	(000’s)
QBE Reinsurance Corp	$1,788	22.8%	A
TOA Re Insurance Company of America	1,535	19.5%	A
Axis Reinsurance Company	1,022	13.0%	A
Michigan Catastrophic Claims Association	944	12.0%	(1)
Hannover Ruckversicherungs—AG	791	10.1%	A
Dorinco Reinsurance Co.	673	8.5%	A-
Swiss Re America Corporation	418	5.3%	A
Other	688	8.8%	A- or better

Total	$7,859	100.0%

(1)	The MCCA does not receive an A.M. Best rating.

INVESTMENTS

All of our investments are classified as available for sale and are carried at fair market value. Our return on invested assets is an important component of our operating results. Our investment objectives are to:

•	Maximize current yield;

•	Maintain adequate liquidity for insurance operations;

•	Maintain safety of principal through a balance of high quality and diversified investments;

•	Maintain daily oversight to minimize risk;

•	Minimize fluctuations in market valuations due to increasing interest rates by monitoring duration;

•	Meet regulatory requirements; and

•	Increase surplus and shareholders’ equity through appreciation.

The investment committee, appointed by the Insurance Company’s board of directors, sets our investment policy. The investment committee meets at least twice each year to review the investment portfolio, asset allocation, performance, and liquidity. The Company utilizes outside professional investment management firms for its fixed maturity and equity securities. The firm that manages the fixed maturity portfolio specializes in management of insurance company investment portfolios. Professional asset management was deemed practical to allow for constant review of the portfolio and specialized focus. During 2009, the Company engaged a professional management firm to manage a portion of its equity portfolio.

See Note 1—Summary of Significant Accounting Policies to the consolidated financial statements included under Item 8 of this Form 10-K for a description of the Company’s fair value measurement approach to its investment portfolio.

The following table sets forth information concerning the composition of the Company’s investment portfolio at December 31:

	December 31, 2009
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,670,813	$5,696,210	$5,696,210	8.4%
States and political subdivisions	23,790,222	24,186,904	24,186,904	35.7%
Corporate securities	12,514,810	12,686,916	12,686,916	18.8%
Mortgage-backed securities	13,846,261	13,913,550	13,913,550	20.6%

Total fixed maturities	55,822,106	56,483,580	56,483,580	83.5%
Equity securities	11,687,346	11,183,580	11,183,580	16.5%

Total investments	$67,509,452	$67,667,160	$67,667,160	100.0%

At December 31, 2009, our fixed maturity portfolio had a fair value of approximately $56 million. All of the fixed maturity investments are rated by Moody’s as investment grade with an average credit quality rating of AA and an average duration of 4.8 years. The market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

At December 31, 2009, our equity portfolio included both mutual funds (61%) and stocks (39%). The mutual funds, as a percentage of total equities were spread among the following mutual fund types: large-cap—15%, mid-cap—17%, small-cap—15%, specialty—2%, and international—12%. Sector allocation for stocks is as follows: basic materials 4%, bond equivalent 2%, communications 1%, consumer cyclical 3%, consumer non-cyclical 3%, energy 7%, financial 4%, healthcare 3%, industrials 3%, technology 7%, and utilities 2%.

	December 31, 2008
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,088,700	$9,381,827	$9,381,827	16.0%
States and political subdivisions	23,010,088	22,512,803	22,512,803	38.5%
Corporate securities	5,116,362	5,093,674	5,093,674	8.7%
Mortgage-backed securities	17,378,907	16,970,479	16,970,479	29.0%

Total fixed maturities	54,594,057	53,958,783	53,958,783	92.2%
Equity securities	7,704,834	4,560,368	4,560,368	7.8%

Total investments	$62,298,891	$58,519,151	$58,519,151	100.0%

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

The following table shows the rating distribution of the Company’s fixed maturity portfolio by rating as a percentage of fair value as of December 31, 2009:

	As of December 31, 2009
Rating (Moody’s, S&P, Fitch)	Fair Value	Percent of Fair Value
“AAA”	$19,609,760	34.7%
“AA-”	36,873,820	65.3%
“A”	—	0.0%
No Rating	—	0.0%

Total Fixed maturities	$56,483,580	100.0%

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

The following two tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2009 and 2008.

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,960,523	$5,136	$—	$—	$2,960,523	$5,136
States and political subdivisions	2,630,506	57,311	480,715	19,285	3,111,221	76,596
Corporate securities	3,689,734	26,830	—	—	3,689,734	26,830
Mortgage-backed securities	5,249,649	36,993	1,770,809	50,047	7,020,458	87,040

	14,530,412	126,270	2,251,524	69,332	16,781,936	195,602

Equity Securities	103,878	5,771	6,197,433	1,327,456	6,301,311	1,333,227

Total	$14,634,290	$132,041	$8,448,957	$1,396,788	$23,083,247	$1,528,829

As of December 31, 2009, the portfolio included 23 fixed maturity securities and 7 equity securities in an unrealized loss position for less than 12 months and 4 fixed maturity securities and 14 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, all twenty-seven were trading at or above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities.

As of December 31, 2009, the investment portfolio included 21 equity securities in an unrealized loss position. Of these twenty-one equity securities, 2 were trading under 75% of amortized cost, 7 were trading between 75% and 85% of amortized cost, 8 were trading between 86% and 95% of amortized cost and the remaining 4 were trading above 95% of amortized cost. Management believes that the analysis of each of these securities in addition to the fact that the Company has both the intent and ability to hold these securities until their recovery supports our view that these securities were not other-than-temporarily impaired.

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

As of December 31, 2008, the portfolio included 26 fixed maturity securities and 10 equity securities in an unrealized loss position for less than 12 months and 12 fixed maturity securities and 5 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, five were trading between 73% and 84% of amortized cost, twelve were trading between 85% and 94% of amortized cost and the remaining twenty-one were trading at or above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities. During 2008, the Company wrote down a corporate bond as it deemed the security to be other than temporarily impaired. The impairment loss was $362,000 and is included in net realized investment losses in the consolidated statement of operations for the year ended December 31, 2008.

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

The following table presents the maturity profile of our fixed maturity investments as of December 31, 2009 and 2008. As noted above the average duration of the portfolio at December 31, 2009 was 4.8 years compared to 4.1 years at December 31, 2008. Actual maturities of mortgaged-backed securities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment.

	December 31, 2009
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$2,800,704	$2,805,607	5.0%
Due after one year through five years	16,998,991	17,329,332	30.7%
Due after five years through 10 years	20,282,342	20,577,659	36.4%
Due after 10 years	1,893,808	1,857,432	3.3%
Mortgage-backed securities	13,846,261	13,913,550	24.6%

Total	$55,822,106	$56,483,580	100.0%

	December 31, 2008
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$3,666,953	$3,689,678	6.8%
Due after one year through five years	12,326,591	12,642,551	23.4%
Due after five years through 10 years	18,597,139	18,327,983	34.0%
Due after 10 years	2,624,467	2,328,091	4.3%
Mortgage-backed securities	17,378,907	16,970,480	31.5%

Total	$54,594,057	$53,958,783	100.0%

Management of Market Risk. We are subject to various market risk exposures, including interest rate risk and equity price risk. Our primary risk exposure is to changes in interest rates. We manage market risk through our investment committee and through the use of an outside professional investment management firm. We are vulnerable to interest rate changes because, like other insurance companies, we invest primarily in fixed maturity securities, which are interest-sensitive assets. Mortgage-backed securities, which make up approximately 24.6% of our investment portfolio, are particularly susceptible to interest rate changes. We invest primarily in classes of mortgage-backed securities that are less vulnerable to prepayment risk and, as a result, somewhat less sensitive to interest rate risk than other mortgage-backed securities.

The value of our equity securities is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$51,062	$(5,422)
1%	53,755	(2,729)
0	56,484	—
-1%	59,247	2,763
-2%	62,044	5,560

A.M. BEST RATING

In October 2009, A.M. Best, which rates insurance companies based on factors of concern to policyholders, upgraded Fremont Insurance Company’s financial strength rating (FSR) to “A-” (Excellent) with a stable outlook. A.M. Best assigns “A-” ratings to companies that, in its opinion, have demonstrated an excellent ability to meet their ongoing insurance obligations. An “A-” rating is the fourth highest rating of the 16 A.M. Best rating categories.

In evaluating our financial and operating performance, A.M. Best reviews our profitability, leverage and liquidity, as well as our book of business, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our loss reserves, the adequacy of our surplus, our capital structure, the experience and competency of our management team, and our market presence. A.M. Best ratings are not directed toward the protection of investors. As such, our A.M. Best rating should not be relied upon as a basis for an investment decision to buy our common stock.

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

The following table highlights the ramifications of the various ranges of non-compliance. The ratios represent the relationship of a company’s total adjusted capital to its authorized control level risk-based capital.

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

The Insurance Company has always exceeded the required levels of capital for compliance and has always been in compliance. There can be no assurance, however, that the capital requirements applicable to our business will not increase in the future. As of December 31, 2009, our risk-based capital authorized control level was $3,155,119 and our total adjusted capital was $39,435,244, yielding a ratio of 12.5.

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

NAIC values

		IRIS Ratios		Our Results
		Over	Under	2009
1	Gross Premiums Written to Surplus	900	—	170
2	Net Premiums Written to Surplus	300	—	141
3	Change in Net Premiums Written	33	(33)	11
4	Surplus Aid to Surplus	15	—	0
5	Two-Year Overall Operating Ratio	100	—	88
6	Investment Yield	6.5	3	2.6 (*)
7	Gross Change in Surplus	50	(10)	19
8	Change in Adjusted Surplus	25	(10)	19
9	Liabilities to Liquid Assets	105	—	54
10	Gross Agents’ Balances to Surplus	40	—	1
11	One-Year Reserve Development to Surplus	20	—	(5)
12	Two-Year Reserve Development to Surplus	20	—	(11)
13	Estimated Current Reserve Deficiency to Surplus	25	—	(4)

(1)	“*” denotes results outside of the usual range
(2)	“—” denotes no lower limit on the range

As of December 31, 2009, all of the Company’s ratios were within the acceptable range except for the investment yield ratio. The Company’s investment yield ratio of 2.6 was below the lower end of the IRIS ratio due to the fact that interest rates remained at very low levels in 2009 compared to historic averages and the fact that the portfolio duration was decreased in order to lower market value volatility in the event of future rising interest rates.

Guaranty Fund. We participate in the Property and Casualty Guaranty Association of the State of Michigan (“PCGA”), which protects policyholders and claimants against losses due to insolvency of insurers. When an insurer becomes insolvent, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. We recognize a liability for insurance related assessments when an assessment has been imposed or information available indicates it is probable that an assessment will be imposed, or an event obligating us to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated. We incurred approximately $15,000 and $12,000 in assessments related to the PCGA in 2008 and 2007, respectively. There were no assessments during 2009.

Michigan Catastrophic Claim Association. Michigan’s no-fault law requires insurers to provide unlimited medical coverage to automobile accident victims. The cost of providing the unlimited medical coverage has somewhat offset the savings typically associated with a non-monetary threshold. In response, the Michigan Catastrophic Claim Association (“MCCA”), which is an unincorporated nonprofit association created by Michigan law, was established to spread the costs of medical coverage to all policyholders. The MCCA essentially acts as a reinsurer for all Michigan automobile insurers, reimbursing them for amounts paid on personal injury protection claims above a retention level. From July 1, 2008 through June 30, 2009, the MCCA retention was $440,000 and from July 1, 2009 through June 30, 2010 the retention is $460,000. This limit will increase incrementally to $500,000 by July 1, 2011. Every insurer engaged in writing automobile personal injury protection insurance coverage in Michigan is required to be a member of MCCA. Personal injury protection is included in automobile insurance. Member companies cede premiums which are based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and is not rated by A.M. Best.

Michigan Basic Property Insurance Association. The Michigan Basic Property Insurance Association (“MBPIA”) provides basic insurance to property-owners who cannot obtain insurance through insurance carriers in the normal course of business due to a high-risk exposure. The MBPIA assesses insurance carriers in Michigan for continuation of the association based on the amount of losses incurred by the association and the amount of net written premium of the carrier related to property insurance. The assessment was approximately $105,000, $77,000 and $107,000 in 2009, 2008 and 2007, respectively.

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

The Commissioner of the OFIR filed an appeal to this ruling in the Michigan Court of Appeals. The appeal was heard before the appellate court on October 10, 2006. In a 2-1 decision, the Michigan Court of Appeals on September 22, 2008 vacated the Barry County Circuit Court and ruled that the administrative rules to ban the use of credit-based insurance scoring were valid. The industry had been prepared in the event of an unfavorable ruling and on October 2, 2008 IIM has sought leave to appeal that decision to the Michigan Supreme Court. The Supreme Court agreed to hear the case and the case was presented to the court on October 7, 2009. Until a decision is rendered, which is not expected until late spring 2010 at the earliest, the stay remains in effect and we will continue to utilize insurance scoring as a pricing tool.

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

Under the current rules we are subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting. For the year ended December 31, 2010, we will be subject to both the management assessment of our internal controls over financial reporting as well as the related attestation by our independent registered public accounting firm.

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

All insurance policies we write are generated in Michigan, with a significant portion in four counties: Kent, Muskegon, Newaygo and Oakland. Companies with a more diversified geographic portfolio would not be as exposed to Michigan weather as we are.

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

We market our property and casualty insurance products exclusively in Michigan through approximately 172 independent agencies. Our independent insurance agencies represent other insurance companies, including our competitors, which also compete for the service and allegiance of these agencies. If a significant number of the independent agencies shift profitable accounts from us to our competitors, it could adversely affect our business.

We rely on internet based systems for the application, underwriting and processing for the majority of our products, and disruptions or frustrations with our business platforms could adversely affect us.

We rely on internet systems for the application, underwriting and processing for the majority of our products, and we may increasingly rely on internet applications for our operations. In some instances, our agents are required to access separate business platforms to execute the sale of our insurance. Should internet disruptions occur, or frustration with our business platforms or distribution initiatives develop among our independent agents, the resulting loss of business could materially and adversely affect our future business volume and results of operations.

Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology.

We depend in large part on our technology systems for conducting business and processing claims, and thus our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner. Some system development projects are long-term in nature, may negatively impact our expense ratio as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits we expect once they are complete, or may be replaced or become obsolete more quickly than expected, which could result in accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology, or if the costs of doing so are higher than we expect, our ability to provide competitive services in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

If we experience difficulties with technology and data security our ability to conduct our business could be negatively impacted.

While technology can streamline business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon the ability of our agents and employees to perform business functions in an efficient and uninterrupted fashion. A shut-down or inability to access our facility, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other business functions. Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business might be adversely affected.

A downgrade in our A.M. Best rating could hurt our premium volume.

Ratings assigned by A.M. Best Company, Inc. influence the competitive position of insurance companies. Their ratings are based upon factors of concern to policyholders and are not directed toward the protection of investors. Our current rating is “A-” (Excellent). Our business is sensitive to those ratings. If we were to experience a rating downgrade, our independent agents could be inclined to place their customers with higher-rated insurance carriers, which could result in a loss of premium volume and could have a material adverse effect on us. In addition, a downgrade in our A.M. Best rating could make it more difficult or costly to obtain reinsurance.

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

The Sarbanes-Oxley Act of 2002 requires new corporate governance standards, increased disclosures, expanded insider accountability, broadened sanctions and increased oversight by the Board and its committees. It also requires higher standards for the composition of the audit committee, heightens auditor independence, and limits non-audit services we can obtain from our outside auditor. In addition, the requirements of the Sarbanes-Oxley Act of 2002 will increase our audit-related costs as we and our independent auditors have elevated our standards and procedures. Our costs for legal compliance will also increase.

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

The Commissioner of the OFIR filed an appeal to this ruling in the Michigan Court of Appeals. The appeal was heard before the appellate court on October 10, 2006. In a 2-1 decision, the Michigan Court of Appeals on September 22, 2008 vacated the Barry County Circuit Court and ruled that the administrative rules to ban the use of credit-based insurance scoring were valid. The industry had been prepared in the event of an unfavorable ruling and on October 2, 2008 IIM has sought leave to appeal that decision to the Michigan Supreme Court. The Supreme Court agreed to hear the case and the case was presented to the court on October 7, 2009. Until a decision is rendered, which is not expected until late spring 2010 at the earliest, the stay remains in effect and we will continue to utilize insurance scoring as a pricing tool.

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

We participate in the Michigan Property and Casualty Guaranty Association (“MPCGA”), which protects policyholders and claimants against losses due to insolvency of insurers. When insolvency occurs, the MPCGA is authorized to assess member companies up to the amount of the shortfalls of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. We recognize a liability for insurance related assessments when an assessment has been imposed or information available indicates it is probable that an assessment will be imposed, or an event obligating us to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated.

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

Although the federal government does not currently directly regulate the insurance business, there have been proposals, especially after the financial crisis in 2008 and 2009, to impose federal regulation on the insurance industry, to establish a federal office of insurance or to allow an optional federal charter for insurance companies. Some legislative proposals being considered could, if enacted, give one or more federal regulators supervisory authority over a number of financial services companies, including insurance companies, viewed as systemically important. This authority could include the ability to impose regulation and market conduct rules. Such proposals or other additional federal regulation, if adopted and applicable to us, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation.

Even if we are not subject to regulation by the federal government, significant financial sector regulatory reform could have a significant impact on us. For example, regulatory reform could have an unexpected impact on our rights as a creditor or on our competitive position. Some legislative proposals may impose assessments on property and casualty insurance companies and related entities to pay for the resolution of other financial institution failures or insolvencies. Such costs could be material to us and difficult for us to estimate. Other potential changes in federal legislation, regulation and administrative policies, including the potential repeal of the McCarran-Ferguson Act and potential changes in federal taxation, could also significantly harm the insurance industry, including us.

State or federal insurance laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

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

•

Provisions that require the board of directors, before it approves, adopts or recommends any offer of any person to make a tender or exchange offer for any stock of the Company, to merge or consolidate the Company with any other entity, or to purchase or acquire all or substantially all of the Company’s assets, to evaluate the offer and determined that it would be in compliance with all applicable laws and that the offer is in the best interests of the Company and its shareholders; and

•	The shareholder rights plan.

In addition, the Michigan Insurance Code provides that no person may acquire control (ownership of 10% of the voting power is presumed control) without approval of the Commissioner of OFIR (“Insurance Commissioner”).

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

Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for the past 2 years, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. These circumstances have also exerted downward pressure on stock prices and reduced access to the debt markets. This unprecedented market volatility and general decline in the equity markets has directly and materially affected our results of operations and our investment portfolio.

Legislation has been passed in an attempt to stabilize the financial markets. This legislation includes a provision to grant the U.S. Treasury Department the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions. This legislation or similar proposals, as well as companion actions such as monetary or fiscal actions of the U.S. Federal Reserve Board or comparable authorities in other countries, may fail to stabilize the financial markets. This legislation and other proposals or actions may also have other adverse consequences, including material effects on interest rates and foreign exchange rates, which could materially affect our investments, results of operations and liquidity in ways that we cannot predict. Further legislative activity or the failure to effectively implement existing or future legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect our results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position or our liquidity.

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

The Company is Affected by General Economic Conditions in the State of Michigan.

The Company is affected by general economic conditions in the U.S., although most directly within Michigan. A further economic downturn or continued weak business environment within Michigan could negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quotes on our common stock are published on the OTC Bulletin Board (“OTCBB”) under the symbol “FMMH”. We consider our common stock to be thinly traded, therefore, any reported bid or ask price may not reflect a true market-based valuation. The following table sets forth the high and low bid prices of our common stock as reported on the OTCBB and our quarterly dividends declared during the periods indicated. These bid quotations are inter-dealer prices without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

	High	Low	Dividends
December 31, 2009
First Quarter	$15.85	$12.36	$0.03
Second Quarter	$15.00	$13.10	$0.03
Third Quarter	$20.25	$14.75	$0.03
Fourth Quarter	$26.25	$18.50	$0.04

December 31, 2008
First Quarter	$20.85	$17.50	$—
Second Quarter	$20.75	$17.50	$—
Third Quarter	$19.71	$16.05	$0.03
Fourth Quarter	$19.00	$14.50	$0.03

Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Liquidity and Capital Resources” section.

As of February 26, 2010, the Company had 64 shareholders of record. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company which holds all but 19,543 shares of the Company’s outstanding shares, is treated as one holder.

Information relating to securities authorized for issuance under equity compensation plans is set forth under Part III, Item 12 of this report and is incorporated herein by reference.

On November 25, 2008, the Company’s Board of Directors adopted the Agent Stock Purchase Plan (“Plan”). The Plan provides for the sale of up to 100,000 shares of the Company’s Class A Common Stock over the five year estimated term of the Plan. The Plan has been established by the Company to provide incentive to independent insurance agencies that sell products and services of its subsidiary, Fremont Insurance Company, by enabling them to participate in the Company’s long-term growth and success and to help align their success with the interests of the Company’s stockholders.

The Common Stock offered by the Company under this Plan will not have been registered with, or approved, by the United States Securities and Exchange Commission (“SEC”). The offering of the Common Stock under the Plan is based on an exemption from such registration as set forth in §4(2) of the Securities Act of 1933, as amended (“Act”), and Rule 506 of Regulation D issued under the Act. The offering is being made only to eligible agencies of the Insurance Company and eligible persons designated by those agencies who are

“accredited investors” as defined under Regulation D issued under the Act and to not more than 35 eligible persons in any 12 month period who may not be accredited investors, but are “sophisticated” investors. Resales of the unregistered Class A Common Stock will require registration or the availability of an exemption to registration such as SEC Rule 144.

The Common Stock will be offered directly to participants through our officers, and we will not use a broker or a dealer. We will not pay commissions, discounts or any other payments to any person for services in connection with the offer or sale of shares under the Plan. Participants will not incur brokerage commissions or service charges. The Company intends to use the proceeds of this offering for general corporate purposes which include making investments in and advances to the Insurance Company, which in turn will use the proceeds for general corporate purposes.

The following table sets forth the sales of unregistered securities under the Plan during the year ended December 31, 2009:

Recent Sales of Unregistered Securities
Date of Sale	Number of Shares Sold	Offering Price	Total Consideration Received
March 5, 2009	10,999	$12.02	$132,208
June 5, 2009	3,964	$13.32	$52,800
September 7, 2009	2,686	$16.51	$44,346
December 7, 2009	1,873	$21.83	$40,888

The following table sets forth the repurchases of common stock for the quarter ended December 31, 2009:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2009—October 31, 2009	2,060	$20.75	2,060	41,750
November 1, 2009—November 30, 2009	—	$—	—	41,750
December 1, 2009—December 31, 2009	—	$—	—	41,750

Total	2,060	$20.75	2,060	41,750

(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company. You should read this data in conjunction with the Company’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Income Statement Data:
Direct premium written	$66,856	$60,882	$53,956	$48,869	$45,516
Net premium written	55,657	50,025	44,004	40,263	39,512
Net premium earned	53,532	47,503	42,774	39,249	38,756
Net investment income	1,965	2,213	2,165	1,888	1,689
Net realized investment gain (loss)	806	(127)	1,978	520	609
Other income, net	644	615	471	417	397

Total revenue	56,947	50,204	47,388	42,074	41,451

Net loss and loss adjustment expense	33,844	29,019	24,424	17,565	20,704
Policy acquisition and other underwriting expense	17,040	15,847	15,897	13,600	12,508
Interest expense	—	—	146	228	309

Total expenses	50,884	44,866	40,467	31,393	33,521

Income before federal income tax expense (benefit)	6,063	5,338	6,921	10,681	7,930
Federal income tax expense (benefit) (1)	1,818	1,577	2,037	3,466	(1,152)

Net income	$4,245	$3,761	$4,884	$7,215	$9,082

Selected Balance Sheet Data:
Total investments	$67,906	$58,766	$59,088	$56,910	$51,415
Total assets	$105,264	$94,118	$88,044	$85,877	$75,961
Total liabilities	$59,219	$54,803	$48,618	$51,447	$50,125
Stockholders’ equity	$46,045	$39,315	$39,426	$34,430	$25,836
Other Data:
Net loss and LAE ratio (2)	63.2	61.1	57.1	44.8	53.4
Expense ratio (3)	31.8	33.4	37.2	34.6	32.3
GAAP combined ratio (4)	95.0	94.5	94.3	79.4	85.7
Statutory surplus	$39,435	$33,169	$33,777	$33,670	$25,994
Statutory premiums to surplus ratio (5)	1.41	1.51	1.30	1.20	1.52
Per Share Data:
Basic earnings per share	$2.43	$2.12	$2.75	$4.06	5.12
Diluted earnings per share	$2.38	$2.08	$2.69	$3.98	5.09

(1)	In 2005, the Company recorded a federal income tax benefit of $1,152,000 despite having pre-tax income of $7,930,000. The federal income tax benefit was due to the Company recognizing a $3,855,000 reduction in its deferred tax valuation allowance in 2005. See Note 5 to the consolidated financial statements, included elsewhere in this report, for further information regarding federal income taxes.
(2)	The net loss and loss adjustment expense (LAE) ratio is the net loss and LAE in relation to net premium earned.
(3)	The expense ratio is the policy acquisition and other underwriting expenses in relation to net premium earned.
(4)	The sum of net losses, loss adjustment expenses and policy acquisition and other underwriting expenses divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.
(5)	The ratio of net premiums written divided by ending statutory surplus.

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

In estimating our loss reserves for the multi-peril lines of business (homeowners, farmowners and commercial), as well as the personal and commercial auto liability lines of business and the general liability line of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2006 to 2009 and the incurred loss development for accident years prior to 2006.

For the property lines of business including special property and personal and commercial auto physical damage we relied on the incurred Bornhuetter-Ferguson method for accident years 2007 to 2009 while the incurred loss development method was used for accident years prior to 2007.

For the workers’ compensation line of business we relied on an average of the incurred and paid Bornhuetter-Ferguson methods for accident years 2005 to 2009 and the paid loss development method for all prior years. This is different than the approach we took as of December 31, 2008. At December 31, 2008, we relied on the incurred Bornhuetter-Ferguson method for the most recent 6 accident years (2003 – 2008) and the incurred loss development method for all prior years. In the workers’ compensation line there are a lot of smaller partial payments over the claim settlement period (which can span several years). While case reserves and incurred losses provide good information, the paid method has more importance particularly when comparing our results to industry trends. Given the continued growth in the workers’ compensation line, we plan to rely more on paid indicators for the older accident years moving forward. Typically, the paid method will also provide a more conservative estimate of the ultimate loss which we feel is an important consideration in establishing our loss reserves.

Each quarter, we review our loss reserves to ascertain whether new developments have occurred which would require adjustment to our ultimate loss estimates. The quarterly review involves roundtable discussion involving the claims, accounting and underwriting departments. Discussion is generally focused on claims involving liability and those claims that involve significant judgment. Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Company’s results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at December 31, 2009.

The following table shows the breakdown of our gross loss reserves between reported losses and IBNR losses by segment (in thousands):

	December 31,
	2009	2008
Reported losses
Personal	$8,443	$9,043
Commercial	3,121	2,538
Farm	1,029	1,228
Marine	353	603

	12,946	13,412

IBNR losses
Personal	4,614	4,538
Commercial	3,030	2,644
Farm	416	447
Marine	325	329

	8,385	7,958

Total
Personal	13,057	13,581
Commercial	6,151	5,182
Farm	1,445	1,675
Marine	678	932

	$21,331	$21,370

The following table shows the activity in the loss and LAE reserve balances of the Company for the years ended December 31, 2009, 2008 and 2007, prepared in accordance with accounting principles generally accepted in the United States of America.

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of year	$21,370	$18,059	$20,177
Less reinsurance balance recoverable	6,118	5,601	7,030

Net balance, beginning of year	15,252	12,458	13,147
Incurred related to:
Current year	36,180	31,741	28,556
Prior years	(2,336)	(2,722)	(4,132)

Total incurred	33,844	29,019	24,424
Paid related to:
Current year	26,752	21,111	20,968
Prior years	7,830	5,114	4,145

Total paid	34,582	26,225	25,113

Net balance, end of year	14,514	15,252	12,458
Plus reinsurance balance recoverable	6,817	6,118	5,601

Balance, end of year	$21,331	$21,370	$18,059

In 2009, the Company experienced favorable development of $2,336,000 on loss and loss adjustment expense (LAE) reserves for prior accident years. In the personal segment, homeowners had redundant development of $760,000, personal auto experienced redundant development of $853,000 and other personal segment products had redundant development of $8,000. In the commercial segment, commercial multi-peril had redundant development of $660,000 offset by adverse development in workers compensation of $129,000. The development experienced in the workers compensation line was concentrated in accident years 2003, 2005 and 2007. The farm segment experienced redundant development of $63,000 while the marine segment had redundant development of $121,000.

In 2008, the Company experienced favorable development on losses and LAE reserves for prior accident years of $2,722,000. The redundant development included $814,000 related to homeowners, $864,000 related to commercial multi-peril, $336,000 related to workers compensation, $179,000 related to farm, $204,000 relating to general liability while the remaining lines of business had redundant development of $325,000. The favorable development was concentrated in accident years 2005 through 2007 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2008.

In 2007, the Company experienced favorable development on losses and LAE reserves for prior accident years of $4,132,000. The redundant development included $1,334,000 related to homeowners, $939,000 related to personal auto, $873,000 related to commercial multi-peril, $280,000 related to workers compensation, $281,000 related to farm while the remaining lines of business had redundant development of $425,000. The favorable development was concentrated in accident years 2004 through 2006 and is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2007.

The following table shows the development of our reserves for unpaid losses and LAE on a GAAP basis for each of the years ended December 31, from 1999 to 2009. The line in the table titled “Net liability for loss and LAE,” shows the initial reserves at the balance sheet date, including losses and LAE incurred but not reported. The portion of the table titled “Cumulative net paid as of,” shows the cumulative amounts subsequently paid as of successive years with respect to the reserve shown at the top of the table. The portion of the table titled “Re-estimated net liability as of:” shows the re-estimated amount of the previously reported liability for loss and LAE based on experience as of the end of each succeeding year. The estimates of liability for loss and LAE change as more information becomes available about the frequency and severity of claims for individual years. A redundancy (or deficiency) exists when the re-estimated amount of liability at each December 31 is less (or greater) than the prior liability estimate. The “Net cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years and does not present accident year loss development. The portion of the table titled “Gross liability end of year” shows the impact of reinsurance for the years shown, reconciling the net reserves in the upper portion of the table to gross reserves. In evaluating the re-estimated liability and cumulative redundancy (deficiency), it should be noted that each data point includes the effects of changes in amounts for prior periods. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Gross liability for loss & LAE—end of year	$8,942	$7,830	$11,061	$8,677	$13,878	$18,973	$18,867	$20,177	$18,059	$21,370	$21,331
Reinsurance recoverables	5,175	3,611	5,434	4,302	7,742	9,187	5,934	7,030	5,601	6,118	6,817

Net liability for loss & LAE—end of year	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933	$13,147	$12,458	$15,252	$14,514

Net liability for loss & LAE	$3,767	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933	$13,147	$12,458	$15,252	$0

Cumulative net paid as of:
One year later	2,085	3,798	3,815	3,000	1,996	3,722	2,889	4,145	5,114	7,830
Two years later	3,068	4,973	5,156	3,807	3,007	2,905	3,895	5,448	6,322
Three years later	3,419	5,778	5,552	4,415	2,617	3,295	4,368	5,932
Four years later	3,862	5,928	5,570	4,373	2,796	3,339	4,613
Five years later	3,867	5,884	5,484	4,595	2,810	3,395
Six years later	3,889	5,819	5,705	4,597	2,855
Seven years later	3,912	5,860	5,704	4,634
Eight years later	3,952	5,860	5,722
Nine years later	3,952	5,862
Ten years later	3,952

Re-estimated net liability as of:
One year later	3,372	5,384	5,315	5,462	5,470	7,431	7,709	9,015	9,737	12,916
Two years later	3,610	5,747	6,083	5,547	4,786	4,910	6,349	7,270	8,729
Three years later	3,835	6,191	6,318	5,385	3,538	4,189	5,374	7,043
Four years later	4,114	6,245	6,233	4,917	3,371	3,951	5,341
Five years later	4,125	6,159	5,909	4,852	3,263	3,934
Six years later	4,135	6,099	5,883	4,843	3,320
Seven years later	4,210	6,062	5,880	4,890
Eight years later	4,174	6,061	5,915
Nine years later	4,171	6,091
Ten years later	4,171

Net cumulative redundancy (deficiency)	$(404)	$(1,872)	$(288)	$(515)	$2,816	$5,852	$7,592	6,104	3,729	2,336

Gross re-estimated liability—latest	$8,956	$13,516	$11,789	$11,137	$10,129	$9,979	$9,301	$10,031	$11,706	$16,850
Re-estimated reinsurance recoverables	4,785	7,425	5,874	6,247	6,809	6,045	3,960	2,988	2,977	3,934

Net re-estimated liability—latest	$4,171	$6,091	$5,915	$4,890	$3,320	$3,934	$5,341	$7,043	$8,729	$12,916

Gross cumulative (deficiency) redundancy	$(14)	$(5,686)	$(728)	$(2,460)	$3,749	$8,994	$9,566	$10,146	$6,353	$4,520

Investments. At December 31, 2009 and 2008, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported as a component of accumulated other comprehensive income or loss until realized.

The Company reviews the status and market value changes of its investment portfolio on at least a quarterly basis during the year, and any provisions for other-than-temporary impairments in the portfolio’s value are evaluated and established at each quarterly balance sheet date. When a fixed maturity security has a decline in value, where fair value is below amortized cost, an OTTI write-down is triggered in circumstances where (1) the Company has the intent to sell the security, (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell the security or if it is more-likely-than-not the Company will be required to sell the security before recovery, an OTTI write-down is recognized as a realized loss in the statement of operations equal to the difference between the security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more-likely-than-not that the Company will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized as a realized loss in the statement of operations, and the amount related to all other factors, which is recognized in other comprehensive income.

When an equity security has a decline in value, where fair value is below cost, that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the decline as a realized loss in the statement of operations. Any future increases in the market value of investments written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within stockholders’ equity.

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

Results of Operations—Fiscal Years Ended December 31, 2009 and 2008

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our consolidated statements of income for the years ended December 31, 2009 and 2008. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2009	2008	Dollar	Percentage
Underwriting gain
Personal	$2,133,848	$(806,725)	$2,940,573	364.5%
Commercial	(339,178)	2,744,138	(3,083,316)	(112.4%)
Farm	803,263	560,365	242,898	43.3%
Marine	49,907	138,659	(88,752)	(64.0%)

Total underwriting gain	2,647,840	2,636,437	11,403	0.4%
Other revenue (expense) items
Net investment income	1,964,735	2,212,972	(248,237)	(11.2%)
Net realized gains (losses) on investments	806,501	(126,735)	933,236	736.4%
Other income	643,865	614,828	29,037	4.7%

Total other revenue (expense) items	3,415,101	2,701,065	714,036	26.4%

Income before federal income taxes	6,062,941	5,337,502	725,439	13.6%
Federal income tax expense	(1,818,127)	(1,576,914)	(241,213)	15.3%

Net income	$4,244,814	$3,760,588	$484,226	12.9%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the years ended December 31, 2009 and 2008.

	2009	2008	Change	% Change
Direct premiums written	$66,856,297	$60,882,499	$5,973,798	9.8%

Net premiums written	$55,657,148	$50,025,098	$5,632,050	11.3%

Net premiums earned	$53,531,831	$47,503,121	$6,028,710	12.7%
Loss and LAE	33,843,539	29,019,298	4,824,241	16.6%
Policy acquisition and other underwriting expenses	17,040,452	15,847,386	1,193,066	7.5%

Underwriting gain	$2,647,840	$2,636,437	$11,403	0.4%

Loss and LAE ratio	63.2%	61.1%	2.1%
Policy acquisition and other underwriting expense ratio	31.8%	33.4%	(1.6%)
Combined ratio	95.0%	94.5%	0.5%

Premiums. Direct premiums written by major business segment for the years ended December 31 was as follows:

	2009	2008	$ Change	% Change
Personal	$48,440,158	$43,482,202	$4,957,956	11.4%
Commercial	10,658,501	10,050,862	607,639	6.0%
Farm	5,661,987	5,257,007	404,980	7.7%
Marine	2,095,651	2,092,428	3,223	0.2%

	$66,856,297	$60,882,499	$5,973,798	9.8%

During 2009, we continued to expand our market share in Michigan evidenced by a 9.8% increase in direct premiums written. The growth that we experienced in 2009 as well as over the last several years is a direct result of our continued focus on developing mutually beneficial relationships with our independent agents. We believe that we have the best and most profitable agencies representing us in the State of Michigan. The independent agent is on the front line when it comes to sending a policy to the Company. We continue to be very clear with our agents on the type of business that we want to write and we can be very selective in the type of business that we will accept from them. A component of that relationship is our ability to provide the agents with a consistent, competitive and stable market for their preferred business. In addition to strong agency relationships, our growth has also been positively affected by our Fremont Insurance Pure Michigan campaign which began in early 2009. The Pure Michigan campaign included print, billboard and television advertising. The campaign has increased Fremont Insurance’s brand awareness with Michigan consumers. We have found that Michigan consumers are more apt to do business with and in our case buy insurance from a carrier that is headquartered and solely focused on the Michigan consumer. We will continue to promote the fact that Fremont Insurance is Pure Michigan as we move into 2010.

Direct written premium was up 9.8%, with new business up 5.5% and renewal business up 10.7%. Personal auto continues to contribute to these results as planned. Direct premiums written for personal auto increased 15.5% with new business up 18.2% and renewal business up 15.0%. Growth in personal auto is driven by the ease of placing business with Fremont through our award winning web-based rating platform, Fremont Complete, coupled with several book of business transfers, account rounding of current homeowner business and a strong renewal retention ratio which is in the low 90s. Direct premiums written for the homeowners product was up 6.6%. Homeowner’s growth was driven by renewals which were up 8.1% offset by a decline in new business which was down 2.0%. Overall, personal lines direct premiums written was up 11.4%, with new business up 8.7% and renewals up 11.9%. In-force policy count increased 7.3% for the personal lines segment.

While the commercial segment, especially property driven accounts, continues to be hit hardest by the soft market, we were able to grow 6.0%. Growth was driven by commercial auto, up 26.7%, and workers compensation, up 32.9%. Contributing to the growth in workers compensation was a large premium audit charge to our largest account which was recorded in the fourth quarter. Businessowners (BOP) was up 0.1% while commercial multi-peril (CPP) was down 0.8%. Commercial in-force policy count continues to increase and was up 4.0% in 2009. We continue to focus on expanding our commercial segment. The current market conditions make this a challenge however we continue to write business which we feel is appropriately priced for the risk assumed. In 2010, we plan to add the commercial multi-peril product to our web based application system, which will make it easier for agents to quote and bind target market business with Fremont. Our experience has been that once our agents have the ability to quote and bind policies through Fremont Complete it makes the process much more efficient for them which leads to premium growth for us. In January 2010, we also added a seasoned commercial underwriter with over 30 years of industry experienced. We believe that by expanding our commercial book of business we can better diversify our risk profile.

Farm direct premiums written were up 7.7% driven by new business which was up 43.1% and renewals which were up 2.5%. The new business increase was impacted by a larger farm written during the first quarter of 2009. Direct premium written for the marine segment was basically flat (up 0.2%). Renewal premiums were up 4.8%, with new business premium down 21.7%. The flat marine volume is due to a competitive market place coupled with the Michigan economy. The farm in-force count was up slightly, at 0.7% and marine was down 0.7%.

Net premiums written by business segment for the years ended December 31 were as follows:

	2009	2008	$ Change	% Change
Personal	$41,160,490	$35,486,111	$5,674,379	16.0%
Commercial	7,449,675	8,109,475	(659,800)	(8.1%)
Farm	5,146,744	4,592,638	554,106	12.1%
Marine	1,900,239	1,836,874	63,365	3.4%

	$55,657,148	$50,025,098	$5,632,050	11.3%

The increase in net premiums written is due to the overall increase in direct premiums written of $5,974,000 offset by an increase of $342,000 in ceded premiums written under the Company’s reinsurance agreements. The commercial segment experienced a decline in net premiums written due to increased premiums ceded under our treaty reinsurance programs as a result of increased reinsurance costs associated with commercial products.

Net premiums earned by major business segment for the years ended December 31 was as follows:

	2009	2008	$ Change	% Change
Personal	$39,387,044	$33,452,206	$5,934,838	17.7%
Commercial	7,209,804	7,711,397	(501,593)	(6.5%)
Farm	5,039,075	4,541,837	497,238	10.9%
Marine	1,895,908	1,797,681	98,227	5.5%

	$53,531,831	$47,503,121	$6,028,710	12.7%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $6,435,000 offset by an increase of $406,000 in ceded premiums earned under the Company’s reinsurance agreements. The commercial segment experienced a decline in net premiums earned due to increased premiums ceded under our treaty reinsurance programs as a result of increased reinsurance costs associated with commercial products.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2009	2008	$ Change	% Change
Loss and LAE:
Personal	$26,079,141	$23,099,032	$2,980,109	12.9%
Commercial	4,092,210	2,394,681	1,697,529	70.9%
Farm	2,547,121	2,466,282	80,839	3.3%
Marine	1,125,067	1,059,303	65,764	6.2%

	$33,843,539	$29,019,298	$4,824,241	16.6%

Incurred Claim Count:
Personal	8,031	7,413	618	8.3%
Commercial	678	580	98	16.9%
Farm	409	443	(34)	(7.7%)
Marine	218	213	5	2.3%

	9,336	8,649	687	7.9%

Average Loss and LAE per Claim:
Personal	$3,247	$3,116	$131	4.2%
Commercial	6,036	4,129	1,907	46.2%
Farm	6,228	5,567	661	11.9%
Marine	5,161	4,973	188	3.8%

	$3,625	$3,355	$270	8.0%

Loss and LAE Ratio:
Personal	66.2%	69.1%
Commercial	56.8%	31.1%
Farm	50.5%	54.3%
Marine	59.3%	58.9%

	63.2%	61.1%

In 2009, the personal segment’s loss ratio dropped 2.9 percentage points to 66.2% compared to 69.1% in 2008. Items affecting the lower loss ratio include continued growth in net premiums earned, a decrease in loss severity in the personal auto line, redundant development on prior accident year losses in both the personal auto and homeowners lines offset by an increase in fire related losses experienced in 2009. During 2009, the personal segment’s net premium earned grew by 17.7% while incurred losses and LAE increased only 12.9%. The homeowners line contributed $1,753,000 to the increase in incurred losses and LAE for 2009 and was caused by increased fire related losses and to a lesser extent an increase in losses related to winter weather experienced during the first quarter of 2009.

In 2009, the commercial segment’s loss ratio increased to 56.8%. The loss ratio in 2009 was negatively affected by increased losses in commercial multi-peril, increased reinsurance costs resulting in lower net premiums earned for the commercial segment and increased incurred losses in the workers compensation line. These factors were partially offset by redundant loss development in all commercial product lines except for workers compensation. The increase in commercial multi-peril losses was driven by an increase in fire related losses in 2009.

The farm segment’s loss and LAE ratio dropped 3.8 percentage points as a result of lower weather related losses and a drop in claim frequency in 2009 as compared to 2008. The marine segment’s loss and LAE ratio increased 0.4 percentage points due to increased loss severity in 2009 as compared to 2008 offset by redundant development on prior accident year losses.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the years ended December 31 were as follows:

	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$8,425,001	$7,822,850	$602,151	7.7%
Other underwriting expenses	8,615,451	8,024,536	590,915	7.4%

Total policy acquisition and other underwriting expenses	$17,040,452	$15,847,386	$1,193,066	7.5%

Net premiums earned	$53,531,831	$47,503,121	$6,028,710	12.7%

Expense ratio	31.8%	33.4%	(1.6%)

Amortization of deferred policy acquisition costs (“DAC”) increased 7.7% in 2009 as compared to 2008. The increase is a result of growth in earned premium volume. As a percentage of net premiums earned, DAC amortization decreased from 16.5% to 15.7% due to increased volume of personal automobile premium which pays a lower commission than other products as well as increased ceding commission. Other underwriting expenses increased $591,000 or 7.4% in 2009 compared to 2008. As a percentage of net premiums earned, other underwriting expenses decreased to 16.1% in 2009 compared to 16.9% in 2008. The decline is due to lower assessments from state mandated pools and associations, a decrease in depreciation expense and continued growth in net premiums earned.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the years ended December 31 are as follows:

	2009	2008	Change	% Change
Fixed maturities	$2,106,186	$2,345,680	$(239,494)	(10.2%)
Equity securities	102,731	65,137	37,594	57.7%
Cash and cash equivalents	143,234	132,028	11,206	8.5%

Gross investment income	2,352,151	2,542,845	(190,694)	(7.5%)
Less: Investment expenses	(387,416)	(329,873)	57,543	17.4%

Net investment income	$1,964,735	$2,212,972	$(248,237)	(11.2%)

Average invested assets (amortized cost basis)	$71,967,445	$65,563,774	$6,403,671	9.8%

Rate of return on average invested assets	2.7%	3.4%	(0.7%)

Gross investment income from the fixed portfolio declined during 2009 compared to 2008. As interest rates remained at very low levels in 2009 compared to historic averages, the portfolio duration was decreased in order to lower market value volatility in the event of future rising interest rates. The average portfolio duration was 4.42 in 2009, compared to 5.10 in 2008. With a very steep yield curve exhibited in the market, this tended to reduce the portfolio’s income. Additionally, in 2009 the Company realized a large portion of the unrealized gains in the portfolio by selling securities with market values considerably greater than their book values. This was the primary catalyst for the reduction of the portfolio’s tax-equivalent book yield from 4.72% at December 31, 2008 to 4.24% at December 31, 2009.

The increase in income from the equity portfolio is due to higher dividend income as a result of the Company increasing its holdings of dividend paying common stocks. During the second quarter 2009, the Company began adding to its equity portfolio via purchases of common stocks and mutual funds. The increase in interest income from cash and cash equivalents was affected by approximately $73,000 in interest received in 2009 as a result of a settlement of a claim. Excluding this item, interest from cash and cash equivalents decreased approximately $62,000 due to the lower yield environment in 2009. Investment expenses are up as a result of an increase in general expenses associated with investment activities including management fees based on invested assets.

Net realized gains from the portfolio for the years ended December 31 are as follows:

	2009	2008	Change	% Change
Net realized gains (losses)—fixed maturities	$795,364	$(279,656)	$1,075,020	384.4%
Net realized gains—equity securities	11,137	152,921	(141,784)	(92.7%)

Total net realized gains (losses)	$806,501	$(126,735)	$933,236	(736.4%)

In 2009, the Company sold approximately $22.5 million in fixed maturity securities which generated realized gains of $795,000. Sales within the equity portfolio generated realized gains of $11,000 on sales of $1,280,000 in 2009. In 2008, the Company generated net realized gains on the sale of fixed maturity securities of approximately $82,000 and a net realized loss of $362,000 as a result of a write-down of a fixed maturity security determined to be other than temporarily impaired.

Other Income, Net. Other income, net which includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income items increased 4.7% to $644,000 in 2009 compared to $615,000 in 2008. The increase was driven by premium volume growth in 2009.

Federal Income Tax. During the years ended December 31, 2009 and 2008, the Company recorded income tax expense of approximately $1,818,000 and $1,577,000, respectively. The increase is due to growth in pre-tax income in 2009 compared to 2008. The effective tax rate for 2009 was 30.0% compared to 29.5 % in 2008.

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

	2008	2007	Change	% Change
Direct premiums written	$60,882,499	$53,956,318	$6,926,181	12.8%

Net premiums written	$50,025,098	$44,003,623	$6,021,475	13.7%

Net premiums earned	$47,503,121	$42,773,737	$4,729,384	11.1%
Loss and LAE	29,019,298	24,424,346	4,594,952	18.8%
Policy acquisition and other underwriting expenses	15,847,386	15,896,842	(49,456)	(0.3%)

Underwriting gain	$2,636,437	$2,452,549	$183,888	7.5%

Loss and LAE ratio	61.1%	57.1%	4.0%
Policy acquisition and other underwriting expense ratio	33.4%	37.2%	(3.8%)
Combined ratio	94.5%	94.3%	0.2%

Premiums. Direct premiums written by major business segment for the years ended December 31 was as follows:

	2008	2007	$ Change	% Change
Personal	$43,482,202	$37,666,972	$5,815,230	15.4%
Commercial	10,050,862	9,169,369	881,493	9.6%
Farm	5,257,007	5,103,479	153,528	3.0%
Marine	2,092,428	2,016,498	75,930	3.8%

	$60,882,499	$53,956,318	$6,926,181	12.8%

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

Net premiums written by business segment for the years ended December 31 were as follows:

	2008	2007	$ Change	% Change
Personal	$35,486,111	$30,260,447	$5,225,664	17.3%
Commercial	8,109,475	7,559,621	549,854	7.3%
Farm	4,592,638	4,414,615	178,023	4.0%
Marine	1,836,874	1,768,940	67,934	3.8%

	$50,025,098	$44,003,623	$6,021,475	13.7%

The increase in net premiums written is due to the overall increase in direct premiums written of $6,926,000 offset by an increase of $905,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the years ended December 31 was as follows:

	2008	2007	$ Change	% Change
Personal	$33,452,206	$29,225,270	$4,226,936	14.5%
Commercial	7,711,397	7,497,696	213,701	2.9%
Farm	4,541,837	4,337,542	204,295	4.7%
Marine	1,797,681	1,713,229	84,452	4.9%

	$47,503,121	$42,773,737	$4,729,384	11.1%

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

Net realized gains from the portfolio for the years ended December 31 are as follows:

	2008	2007	Change	% Change
Net realized (losses)—fixed maturities	$(279,656)	$(233,220)	$(46,436)	(19.9%)
Net realized gains—equity securities	152,921	2,210,962	(2,058,041)	(93.1%)

Total net realized gains (losses)	$(126,735)	$1,977,742	$(2,104,477)	(106.4%)

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

Liquidity and Capital Resources

The principal sources of funds for the Company are insurance premiums, investment income and proceeds from the maturity and sale of invested assets. Funds are primarily used for the payment of claims, commissions, salaries and employee benefits, other operating expenses and dividends paid to stockholders.

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

Cash flow provided by operations was $6,646,000 in 2009 compared to $9,452,000 in 2008, a decrease of $2,806,000. During the year ended December 31, 2009 as compared to 2008 premiums collected increased

$5,391,000 as a result of increased premium writings, net loss and LAE paid increased $8,932,000 while policy acquisition and other underwriting expenses paid increased $1,440,000. Cash paid for income taxes decreased $2,239,000 during 2009 compared to 2008. Other cash used in operational activities increased $64,000 during the year ended December 31, 2009 compared to 2008.

Cash used in investing activities was $6,002,000 and $6,087,000 during the years ended December 31, 2009 and 2008, respectively, a decrease of $85,000. During 2009, net cash invested into the Company’s investment portfolio was $4,763,000 compared to $4,945,000 in 2008, a decrease of $182,000. During the second quarter 2009, the Company began adding to its equity portfolio via purchases of common stocks and mutual funds. Since March 31, 2009, the Company has added approximately $4,078,000 to the equity portfolio. Funding for the equity purchases has come from existing cash balances, operating cash flow and sales and maturities of fixed maturities.

During 2009, capital expenditures increased $114,000 to $1,263,000. The majority of the Company’s capital expenditures were related to Fremont Complete, the Company’s web based rating platform. The focus has been to add the commercial package product line to the platform. Cash used in financing activities during 2009 amounted to $157,000 and consisted of shares repurchases of $274,000 and dividends to stockholders of $228,000 offset by proceeds from the issuance of stock of $345,000.

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

During 2009, the Holding Company paid a quarterly cash dividend. The Holding Company paid a quarterly dividend of $.03 per share in the first, second and third quarters and $.04 per share in the fourth quarter of 2009. Total dividends paid was approximately $228,000. The Company cannot assure our stockholders that dividends will continue to be paid in the future. The Board’s current intention is to evaluate each quarter whether a cash dividend will be declared. The payment of future dividends will depend upon the availability of cash resources at the Holding Company, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors. The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The annual future cash requirements of the Holding Company are not foreseen to be significant. They include dividends paid to shareholders and other administrative expenses related to annual filings such as income tax returns and other compliance type filings. During 2009, the Board of Directors of the Insurance Company declared and paid ordinary dividends totaling $250,000 to the Holding Company, its sole shareholder. As of December 31, 2009, the Holding Company had a cash balance of approximately $98,000.

The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance

Commissioner and he does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ending December 31, 2010, the Insurance Company can pay a non-extraordinary dividend of up to $3,694,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the company continue to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

Income Taxes

Under current accounting standards, we may recognize certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss (NOL) and Alternative Minimum Tax (AMT) credit carry-forwards we have available. At December 31, 2009, the Company has NOL carryforwards of approximately $6,548,000 and an AMT credit carryforward of approximately $358,000. The AMT credit carryforward can be carried forward indefinitely. The NOL carryforward expires as follows:

2010	$766,000
2011	1,641,000
2012	1,764,000
2018	13,000
2019	898,000
2021	1,466,000

$6,548,000

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan InsuraCorp, Inc.

Fremont, Michigan

We have audited the accompanying consolidated balance sheets of Fremont Michigan InsuraCorp, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont Michigan InsuraCorp, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan

March 5, 2010

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Investments:
Fixed maturities available for sale, at fair value	$56,483,580	$53,958,783
Equity securities available for sale, at fair value	11,183,580	4,560,368
Mortgage loans on real estate from related parties	239,303	247,000

Total investments	67,906,463	58,766,151
Cash and cash equivalents	7,063,679	6,576,564
Premiums due from policyholders, net	10,087,998	8,888,334
Amounts due from reinsurers	7,859,452	6,844,407
Prepaid reinsurance premiums	1,856,343	1,623,191
Accrued investment income	600,648	594,776
Deferred policy acquisition costs	3,913,551	3,596,147
Deferred federal income taxes	3,155,625	4,741,726
Property and equipment, net of accumulated depreciation	2,787,134	2,455,766
Other assets	33,175	30,670

	$105,264,068	$94,117,732

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$21,331,243	$21,369,524
Unearned premiums	28,886,128	26,613,809
Reinsurance funds withheld and premiums ceded payable	96,697	161,845
Accrued expenses and other liabilities	8,905,213	6,657,625

Total liabilities	59,219,281	54,802,803

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,749,032 and 1,740,154 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	9,037,405	8,653,443
Retained earnings	36,332,648	32,507,143
Accumulated other comprehensive income (loss)	674,734	(1,845,657)

Total stockholders’ equity	46,044,787	39,314,929

Total liabilities and stockholders’ equity	$105,264,068	$94,117,732

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Revenues:
Net premiums earned	$53,531,831	$47,503,121	$42,773,737
Net investment income	1,964,735	2,212,972	2,165,070
Net realized gains (losses) on investments	806,501	(126,735)	1,977,742
Other income, net	643,865	614,828	471,601

Total revenues	56,946,932	50,204,186	47,388,150

Expenses:
Losses and loss adjustment expenses, net	33,843,539	29,019,298	24,424,346
Policy acquisition and other underwriting expenses	17,040,452	15,847,386	15,896,842
Interest expense	—	—	146,170

Total expenses	50,883,991	44,866,684	40,467,358

Income before federal income tax expense	6,062,941	5,337,502	6,920,792
Federal income tax expense	1,818,127	1,576,914	2,036,434

Net income	$4,244,814	$3,760,588	$4,884,358

Earnings per share:
Basic	$2.43	$2.12	$2.75
Diluted	$2.38	$2.08	$2.69

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	1,777,261	$7,605,096	$25,511,413	$1,313,668	$34,430,177
Comprehensive income:
Net income			4,884,358		4,884,358
Net unrealized losses on investments, net of taxes				(52,309)	(52,309)
Amortization of prior service credit, net of tax				(56,550)	(56,550)
Amortization of net actuarial loss, net of tax				102,954	102,954

Total comprehensive income					4,878,453
Stock-based compensation		95,772			95,772
Stock options exercised	2,060	10,000			10,000
Tax benefit from stock options exercised		11,556			11,556

Balance, December 31, 2007	1,779,321	7,722,424	30,395,771	1,307,763	39,425,958

Comprehensive income:
Net income			3,760,588		3,760,588
Net unrealized losses on investments, net of taxes				(3,231,010)	(3,231,010)
Amortization of prior service credit, net of tax				(56,550)	(56,550)
Amortization of net actuarial loss, net of tax				134,140	134,140

Total comprehensive income					607,168
Issued 51,918 shares in payment of 3% stock dividend		1,008,117	(1,008,117)		—
Share repurchases of common stock	(41,000)	(196,390)	(535,760)		(732,150)
Dividends declared at $0.06 per share			(105,339)		(105,339)
Stock-based compensation		103,228			103,228
Stock options exercised	1,833	9,383			9,383
Tax benefit from stock options exercised		6,681			6,681

Balance, December 31, 2008	1,740,154	8,653,443	32,507,143	(1,845,657)	39,314,929

Comprehensive income:
Net income			4,244,814		4,244,814
Net unrealized gains on investments, net of taxes				2,598,716	2,598,716
Amortization of prior service credit, net of tax				(56,549)	(56,549)
Amortization of net actuarial gain, net of tax				(21,776)	(21,776)

Total comprehensive income					6,765,205
Common stock issued	23,044	317,878			317,878
Common stock repurchased	(17,250)	(82,751)	(191,513)		(274,264)
Dividends declared at $0.13 per share			(227,796)		(227,796)
Stock-based compensation		122,057			122,057
Stock options exercised	3,084	14,957			14,957
Tax benefit from stock options exercised		11,821			11,821

Balance, December 31, 2009	1,749,032	$9,037,405	$36,332,648	$674,734	$46,044,787

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flow

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$4,244,814	$3,760,588	$4,884,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	921,098	1,194,211	769,161
Deferred income taxes	287,719	(196,589)	153,106
Stock based compensation expense	122,057	103,228	95,772
Net realized (gains) losses on investments	(806,501)	126,735	(1,977,742)
(Gain)/loss on sale of property and equipment	(5,900)	—	13,324
Net amortization of premiums on investments	359,100	237,529	208,244
Excess tax benefit from stock options exercised	(11,821)	(6,681)	(11,556)
Changes in assets and liabilities:
Premiums due from policyholders	(1,199,664)	(1,035,604)	(324,047)
Amounts due from reinsurers	(1,015,045)	(255,560)	1,294,306
Prepaid reinsurance premiums	(233,152)	(475,188)	(23,773)
Accrued investment income	(5,872)	(60,933)	(86,432)
Deferred policy acquisition costs	(317,404)	(262,146)	(98,618)
Other assets	(2,505)	13,235	(15,827)
Losses and loss adjustment expenses	(38,281)	3,310,605	(2,117,636)
Unearned premiums	2,272,319	2,997,166	1,433,410
Reinsurance funds withheld and premiums ceded payable	(65,148)	(37,618)	149,150
Accrued expenses and other liabilities	2,140,402	39,063	(42,412)

Net cash provided by operating activities	6,646,216	9,452,041	4,302,788

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	30,476,351	18,149,032	17,593,034
Proceeds from sales of equity investments	1,280,962	596,555	8,357,144
Purchases of fixed maturity investments	(31,267,803)	(23,027,043)	(22,754,300)
Purchases of equity investments	(5,252,338)	(663,421)	(3,690,621)
Repayment of mortgage loans from related party	7,697	6,656	7,152
Proceeds from disposal of property and equipment	16,150	—	3,697
Purchase of property and equipment	(1,262,716)	(1,148,989)	(1,515,847)

Net cash used in investing activities	(6,001,697)	(6,087,210)	(1,999,741)

Cash flows from financing activities:
Proceeds from issuance of common stock	332,835	9,383	10,000
Tax benefit from exercised stock options	11,821	6,681	11,556
Share repurchases of common stock	(274,264)	(732,150)	—
Dividends paid to stockholders	(227,796)	(105,339)	—
Repayment of surplus notes	—	—	(2,890,288)

Net cash used in financing activities	(157,404)	(821,425)	(2,868,732)

Net increase (decrease) in cash and cash equivalents	487,115	2,543,406	(565,685)
Cash and cash equivalents, beginning of year	6,576,564	4,033,158	4,598,843

Cash and cash equivalents, end of year	$7,063,679	$6,576,564	$4,033,158

Supplemental disclosure of cash flow information:
Federal income taxes paid	$450,847	$2,690,000	$2,475,000

Interest paid	$—	$—	$348,490

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

Investments

At December 31, 2009 and 2008, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported as a component of accumulated other comprehensive income or loss until realized.

When a fixed maturity security has a decline in value, where fair value is below amortized cost, an OTTI write-down is triggered in circumstances where (1) the Company has the intent to sell the security, (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell the security or if it is more-likely-than-not the Company will be required to sell the security before recovery, an OTTI write-down is recognized as a realized loss in the statement of operations equal to the difference between the security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more-likely-than-not that the Company will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized as a realized loss in the statement of operations, and the amount related to all other factors, which is recognized in other comprehensive income.

When an equity security has a decline in value, where fair value is below cost, that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

decline as a realized loss in the statement of operations. Any future increases in the market value of investments written down are reflected as changes in unrealized gains as part of accumulated other comprehensive income within stockholders’ equity.

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

Revenue recognition

Insurance premium revenue is recognized on a pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in-force. Generally, premiums are collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums due from policyholders are net of an allowance for doubtful accounts of $43,034 and $58,678 at December 31, 2009 and 2008, respectively.

Other income consists primarily of premium installment charges which are recognized when earned and other miscellaneous income.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Other comprehensive income or loss

The Company presents other comprehensive income or loss as a component of stockholders’ equity on the consolidated statements of stockholders’ equity and comprehensive income. For the years ended December 31, 2009, 2008, and 2007 the components of other comprehensive income consisted of the following:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Year ended December 31, 2007
Unrealized gains on investments:
Unrealized holding gains arising during the period	$1,898,487	$(645,486)	$1,253,001
Less: reclassification adjustment for gains realized in net income	(1,977,742)	672,432	(1,305,310)

Net unrealized losses	(79,255)	26,946	(52,309)
Amortization of prior service credit	(85,682)	29,132	(56,550)
Amortization of net actuarial loss	155,992	(53,038)	102,954

Other comprehensive loss	$(8,945)	$3,040	$(5,905)

Year ended December 31, 2008
Unrealized losses on investments:
Unrealized holding losses arising during the period	$(5,022,204)	$1,707,549	$(3,314,655)
Less: reclassification adjustment for losses realized in net income	126,735	(43,090)	83,645

Net unrealized losses	(4,895,469)	1,664,459	(3,231,010)
Amortization of prior service credit	(85,682)	29,132	(56,550)
Amortization of net actuarial loss	203,242	(69,102)	134,140

Other comprehensive loss	$(4,777,909)	$1,624,489	$(3,153,420)

Year ended December 31, 2009
Unrealized gains on investments:
Unrealized holding gains arising during the period	$4,743,949	$(1,612,942)	$3,131,007
Less: reclassification adjustment for gains realized in net income	(806,501)	274,210	(532,291)

Net unrealized gains	3,937,448	(1,338,732)	2,598,716
Amortization of prior service credit	(85,682)	29,133	(56,549)
Amortization of net actuarial gain	(32,994)	11,218	(21,776)

Other comprehensive income	$3,818,772	$(1,298,381)	$2,520,391

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The components of and changes to accumulated other comprehensive income (loss) as of and for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Net Unrealized Gains (Losses) on Investments	Unrecognized Prior Service Credit	Unrecognized Net Actuarial Loss	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006	$788,690	$888,138	$(363,160)	$1,313,668
Period Change	(52,309)	(56,550)	102,954	(5,905)

Balance, December 31, 2007	736,381	831,588	(260,206)	1,307,763
Period Change	(3,231,010)	(56,550)	134,140	(3,153,420)

Balance, December 31, 2008	(2,494,629)	775,038	(126,066)	(1,845,657)
Period Change	2,598,716	(56,549)	(21,776)	2,520,391

Balance, December 31, 2009	$104,087	$718,489	$(147,842)	$674,734

Losses and loss adjustment expense reserves

Losses and loss adjustment expense (“LAE”) reserves represent the estimated liability for reported losses and loss adjustment expenses and actuarial estimates for incurred but not reported losses and loss adjustment expenses based upon the Company’s actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. The methods of making estimates and establishing these reserves are reviewed regularly, and resulting adjustments are reflected in income currently. The liability for losses and loss adjustment expenses is necessarily an estimate and while it is believed to be adequate, the ultimate liability could exceed or be less than such estimate. The anticipated recoverable salvage and subrogation at December 31, 2009 and 2008 was approximately $151,000 and $131,000, respectively.

Reinsurance

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Property, equipment and depreciation

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method. Estimated useful lives are: building—35 years, computer equipment including software—3 to 5 years and furniture, fixtures and equipment—5 to 7 years. Software is capitalized and amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 3 years. Maintenance, repairs and minor renewals are charged to expense as incurred. Depreciation expense was $921,098 $1,194,211 and $769,161 for the years ended December 31, 2009, 2008, and 2007, respectively. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts; any resulting gain or loss is reflected in income.

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

Current accounting guidance requires companies to recognize the funded status of defined benefit postretirement plans on the balance sheet and recognize changes in the funded status of the plan in the year in which the changes occur. See Note 10—Employee Benefits for additional information.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following:

	As of December 31,
	2009	2008
Commissions payable	$3,062,449	$2,977,940
Accrued salaries & employee benefits	1,114,020	491,782
Income taxes payable	569,485	—
Accumulated benefit obligation	1,819,308	1,738,697
Other	2,339,951	1,449,206

	$8,905,213	$6,657,625

Stock-based compensation

The Company accounts for stock-based compensation using the fair value based method. The Company values stock options issued based upon an option-pricing model and recognizes the fair value as an expense over the period in which the options vest.

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

The Company evaluates all tax positions taken on its U.S. federal income tax return. No material uncertainties exist for any tax positions taken by the Company.

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

Reclassifications

Certain 2008 and 2007 amounts have been reclassified from the prior year financial statements to confirm to the 2009 presentation.

New Accounting Standards

Adopted Accounting Standards

In 2006, a new accounting standard was issued which provided guidance for using fair value to measure assets and liabilities and enhanced disclosures about fair value measurements. The new accounting standard, which became effective for us on January 1, 2008 for financial assets and financial liabilities, applies whenever other accounting standards require, or permit, assets or liabilities to be measured at fair value. The accounting standard did not expand the use of fair value in any new circumstances and therefore, did not have an impact on our financial position, results of operations or cash flows. The accounting standard established a fair value hierarchy that prioritizes the observable and unobservable inputs to valuation techniques used to measure fair value into three levels. Quantitative and qualitative disclosures focus on the inputs used to measure fair value for

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

these measurements and the effect of these measurements in the financial statements. The required disclosures concerning inputs used to measure fair value are disclosed in Note 3—Fair Value Measurements. Effective January 1, 2009, the Company adopted the provisions of this accounting standard related to all non-financial assets and non-financial liabilities. This adoption did not have any impact on our consolidated financial statements.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

In April 2009, a new accounting standard was issued related to interim disclosures about fair value of financial instruments. The new accounting standard requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the new accounting standard were effective for the quarter ending June 30, 2009 and are included in Note 4—Fair Value Measurements to the unaudited consolidated financial statements.

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

In August 2009, new accounting guidance was issued for the fair value measurement of liabilities. The new guidance provides clarification, that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique; the result is a Level 2 or 3 fair value measurement. The new guidance was effective for the company on October 1, 2009. The implementation of the new guidance did not have a significant impact on our financial statements.

Prospective Accounting Standards

In June 2009, a new accounting standard was issued related to the accounting for transfers of financial assets, which updates accounting for securitizations and special-purpose entities. The new accounting standard is a revision of previously issued accounting standards related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, and will require additional information regarding financial asset transfers, including securitization transactions, and the presence of continuing exposure around the risks related to transferred financial assets. In addition, the new accounting standard removes the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The new accounting standard was effective January 1, 2010. We do not expect the implementation this new accounting standard to have a significant impact on our financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In June 2009, new consolidation guidance was issued which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosure about an enterprise’s involvement in variable interest entities. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements.

2. Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at December 31, 2009 and 2008 are as follows:

	2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,670,813	$30,533	$5,136	$5,696,210
States and political subdivisions	23,790,222	473,278	76,596	24,186,904
Corporate securities	12,514,810	198,936	26,830	12,686,916
Mortgage-backed securities	13,846,261	154,329	87,040	13,913,550

	55,822,106	857,076	195,602	56,483,580

Equity securities	11,687,346	829,461	1,333,227	11,183,580

Total	$67,509,452	$1,686,537	$1,528,829	$67,667,160

	2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$9,088,700	$293,127	$—	$9,381,827
States and political subdivisions	23,010,088	224,481	721,766	22,512,803
Corporate securities	5,116,362	49,142	71,830	5,093,674
Mortgage-backed securities	17,378,907	304,940	713,368	16,970,479

	54,594,057	871,690	1,506,964	53,958,783

Equity securities	7,704,834	—	3,144,466	4,560,368

Total	$62,298,891	$871,690	$4,651,430	$58,519,151

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The cost or amortized cost and estimated fair value of fixed maturities at December 31, 2009, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,800,704	$2,805,607
Due after one year through five years	16,998,991	17,329,332
Due after five years through ten years	20,282,342	20,577,659
Due after ten years	1,893,808	1,857,432
Mortgage-backed securities	13,846,261	13,913,550

	$55,822,106	$56,483,580

Net investment income for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Fixed maturities	$2,106,186	$2,345,680	$2,067,273
Equity securities	102,731	65,137	102,722
Cash and cash equivalents	143,234	132,028	309,333

Gross investment income	2,352,151	2,542,845	2,479,328
Less: Investment expenses	(387,416)	(329,873)	(314,258)

Net investment income	$1,964,735	$2,212,972	$2,165,070

Net realized gains (losses) on investments for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Gross realized investment gains:
Fixed maturities	$795,365	$134,192	$1,768
Equity securities	72,357	152,921	2,212,185

	867,722	287,113	2,213,953

Gross realized investment losses:
Fixed maturities	—	(413,848)	(234,988)
Equity securities	(61,221)	—	(1,223)

	(61,221)	(413,848)	(236,211)

Net realized gains (losses) on investments	$806,501	$(126,735)	$1,977,742

During the year ended December 31, 2008, other-than-temporary impairment losses on available-for-sale fixed maturity investments amounted to $362,000 and are included in net realized investment gains (losses) on investments in the consolidated statement of operations. There were no other-than-temporary impairment losses in 2009 or 2007.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Sales of available-for-sale fixed maturities resulted in the following during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Proceeds	$22,525,394	$11,955,068	$9,639,200

Gross gains	$795,365	$134,192	$1,768

Gross losses	$—	$51,848	$234,988

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

The tables below show the total value of securities that were in an unrealized loss position as of December 31, 2009 and 2008 including the length of time they have been in an unrealized loss position. As of December 31, 2009 and 2008, unrealized losses, as shown in the following tables, were 2.0% and 7.1%, respectively of total invested assets including cash and cash equivalents.

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,960,523	$5,136	$—	$—	$2,960,523	$5,136
States and political subdivisions	2,630,506	57,311	480,715	19,285	3,111,221	76,596
Corporate securities	3,689,734	26,830	—	—	3,689,734	26,830
Mortgage-backed securities	5,249,649	36,993	1,770,809	50,047	7,020,458	87,040

	14,530,412	126,270	2,251,524	69,332	16,781,936	195,602

Equity securities	103,878	5,771	6,197,433	1,327,456	6,301,311	1,333,227

Total	$14,634,290	$132,041	$8,448,957	$1,396,788	$23,083,247	$1,528,829

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	8,377,480	383,576	3,115,265	338,190	11,492,745	721,766
Corporate securities	1,396,720	43,584	571,754	28,246	1,968,474	71,830
Mortgage-backed securities	4,578,839	637,609	937,578	75,759	5,516,417	713,368

	14,353,039	1,064,769	4,624,597	442,195	18,977,636	1,506,964

Equity securities	2,804,128	1,617,854	1,756,240	1,526,612	4,560,368	3,144,466

Total	$17,157,167	$2,682,623	$6,380,837	$1,968,807	$23,538,004	$4,651,430

The following table shows the composition of the fixed maturity securities in unrealized loss positions at December 31, 2009 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Book Value	Fair Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$16,977,538	$16,781,936	$195,602	100.0%
2	BBB	Baa	—	—	—	—
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—

			$16,977,538	$16,781,936	$195,602	100.0%

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

As of April 1, 2009, we adopted new accounting standards related to the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and the financial statement disclosures for OTTI on debt and equity securities. Accordingly, any credit-related impairment related to fixed maturity securities we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net income, with the non-credit related impairment recognized in comprehensive income. Based on our analysis, our fixed maturity portfolio is of a high credit quality and we believe we will recover our amortized cost basis of our fixed maturity securities. The fixed maturity unrealized losses can primarily be attributed to changes in interest rates and corresponding spread widening as opposed to fundamental changes in the credit quality of the issuers of the securities. We continually monitor the credit quality of our fixed maturity investments to gauge the likelihood of principal and interest being collected.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2009, the portfolio included 23 fixed maturity securities and 7 equity securities in an unrealized loss position for less than 12 months and 4 fixed maturity securities and 14 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, all twenty-seven were trading above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities.

As of December 31, 2009, the investment portfolio included 21 equity securities in an unrealized loss position. Of these twenty-one equity securities, 2 were trading under 75% of amortized cost, 7 were trading between 75% and 85% of amortized cost, 8 were trading between 86% and 95% of amortized cost and the remaining 4 were trading above 95% of amortized cost.

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

As of December 31, 2008, the portfolio included 26 fixed maturity securities and 10 equity securities in an unrealized loss position for less than 12 months and 12 fixed maturity securities and 5 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, five were trading between 73% and 84% of amortized cost, twelve were trading between 85% and 94% of amortized cost and the remaining twenty-one were trading at or above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities. During 2008, the Company wrote down a corporate bond as it deemed the security to be other than temporarily impaired. The impairment loss was $362,000 and is included in net realized investment losses in the consolidated statement of operations for the year ended December 31, 2008. Of the fifteen equity securities in an unrealized loss position, the range of market value to cost was from 37% up to 83%.

At December 31, 2009, fixed maturities with a fair value approximating $431,000 were on deposit with regulatory authorities, as required by law.

3. Fair Value Measurements

Investments

Our available-for-sale investment portfolio consists of fixed maturity and equity securities, and is recorded at fair value in the accompanying consolidated balance sheets. The change in the fair value of these investments, unless deemed to be other than temporarily impaired, is recorded as a component of other comprehensive income.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Level 2

Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity securities in the Level 2 category were based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information. The independent pricing service also monitors market indicators, industry and economic events. For broker-quoted only securities, quotes are obtained from market makers or broker-dealers that the Company recognizes to be market participants. The Level 2 category includes corporate bonds, municipal bonds, and mortgage-backed securities.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of December 31, 2009 classified by the valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,696,210	$1,632,250	$4,063,960	$—
States and political subdivisions	24,186,904	—	24,186,904	—
Corporate securities	12,686,916	—	12,686,916	—
Mortgage-backed securities	13,913,550	—	13,913,550	—

	56,483,580	1,632,250	54,851,330	—

Equity Securities	11,183,580	11,183,580	—	—

Total	$67,667,160	$12,815,830	$54,851,330	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amount is a reasonable estimate of fair value.

Mortgage receivables

The carrying amount is a reasonable estimate of fair value due to the restrictive nature and limited marketability of the mortgage notes.

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, are as follows:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed maturities	$56,483,580	$56,483,580	$53,958,783	$53,958,783
Equity securities	11,183,580	11,183,580	4,560,368	4,560,368
Mortgage loans	239,303	239,303	247,000	247,000
Cash and cash equivalents	7,063,679	7,063,679	6,576,564	6,576,564

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Multi-line excess of loss coverage

The excess of loss program is the Company’s primary reinsurance coverage. For all lines of business covered by this treaty, the Company’s retention on any one risk in 2009 was $175,000 and in 2008 and 2007 was $150,000.

In 2009, the property excess of loss layers provided up to $2,825,000 of coverage over the $175,000 retention. In 2008 and 2007, the property excess of loss layers provided up to $2,850,000 of coverage over the $150,000 retention. In 2009, the casualty and workers compensation excess of loss layers provided up to $5,825,000 of coverage over the $175,000 retention. In 2008 and 2007, the casualty and workers compensation excess of loss layers provided up to $4,850,000 of coverage over the $150,000 retention. In 2009, an additional workers compensation catastrophe excess of loss layer provided an additional $4,000,000 of coverage to cover a catastrophic event. In 2008 and 2007, an additional workers compensation catastrophe excess of loss layer provided an additional $5,000,000 of coverage to cover a catastrophic event.

Catastrophic coverage

The Company’s catastrophe treaty has three layers which in total provided up to $24,750,000 of coverage above a $1,250,000 retention in 2009 and 2008 and $21,750,000 of coverage above a $1,250,000 retention in 2007. The Company has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would have lapsed after the second event, in which case the Company would have evaluated the need for a new contract for the remainder of a particular year. During 2009, 2008 and 2007 the coverage could be reinstated for a fee of 100% of the original premium.

Quota share coverage

The Company’s boiler and machinery quota share agreements are primarily an equipment breakdown endorsement to commercial and farm policies. The agreements are 100% quota share and the Company receives ceding commissions ranging from 32% to 35% on the premiums ceded. The agreements also include profit sharing provisions based on the profitability of the underlying underwriting performance of the business ceded. In 2008, the Company entered into a quota share agreement which covers employment practices liability which is an endorsement to commercial policies. The agreement is 100% quota share and the Company receives ceding commission of 35% on the premiums ceded.

Facultative

The Company utilizes facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce the Company’s net liability on individual risks. Coverage is determined on each individual risk. In 2009, the Company obtained coverage ranging from $100,000 up to $59,000,000 for certain commercial and farm properties it insured. In 2008, the Company obtained coverage ranging from $100,000 up to $18,900,000 for certain commercial properties it insured. The Company also purchased facultative reinsurance on certain casualty risks ranging from $1,000,000 to $3,000,000 for certain commercial umbrella policies. In 2007, the Company obtained coverage ranging from $1,200,000 up to $5,600,000 for certain commercial properties it insured.

Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company. The Company remains liable for the ceded amount of reserves for unpaid losses and loss adjustment expenses and ceded

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

The Company receives a ceding commission in conjunction with certain reinsurance activities. These ceding commissions are offset against direct commission expense and were $390,059, $413,592 and $180,158 in 2009, 2008 and 2007, respectively.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. At December 31, 2009 and 2008, amounts recoverable from reinsurers consisted of the following:

	As of December 31,
	2009	2008
Paid losses	$1,041,969	$726,618
Unpaid losses	6,817,483	6,117,789

Total amounts recoverable from reinsurers	$7,859,452	$6,844,407

The Company holds collateral in the form of letters of credit, trust accounts or funds withheld accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Regulation. At December 31, 2009, the Company had 7 reinsurance recoverable amounts from reinsurers whose individual recoverable balance exceeded 5% of the total recoverable amount. The amount due from these 7 reinsurers accounts for 92% of the total recoverable.

The effect of reinsurance on premiums written and earned for the years ended December 31, 2009, 2008 and 2007, are as follows:

	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$66,856,297	$64,588,128	$60,882,499	$57,884,543	$53,956,318	$52,522,779
Assumed	89,265	85,115	76,823	77,614	73,384	73,514
Ceded	(11,288,414)	(11,141,412)	(10,934,224)	(10,459,036)	(10,026,079)	(9,822,556)

Net premiums	$55,657,148	$53,531,831	$50,025,098	$47,503,121	$44,003,623	$42,773,737

The effect of reinsurance on incurred losses and loss adjustment expenses for the years ended December 31, 2009, 2008 and 2007, are as follows:

	Years Ended December 31,
	2009	2008	2007
Losses and loss adjustment expenses	$37,664,427	$31,831,495	$25,931,595
Reinsurance recoveries	(3,820,888)	(2,812,197)	(1,507,249)

Net losses and loss adjustment expenses	$33,843,539	$29,019,298	$24,424,346

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

5. Federal Income Taxes

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
Current	$1,530,408	$1,773,502	$1,883,328
Deferred expense (benefit)	287,719	(196,588)	153,106

	$1,818,127	$1,576,914	$2,036,434

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes. For the years ended December 31, 2009, 2008 and 2007, the reasons for these differences and the tax effects thereof, are as follows:

	Years Ended December 31,
	2009	2008	2007
Expected tax expense	$2,061,400	$1,814,751	$2,353,069
Nontaxable investment income	(254,248)	(314,677)	(225,957)
Nondeductible expenses, net	14,555	8,110	7,577
Provision to return variance	(3,580)	68,776	(99,139)
Other, net	—	(46)	884

	$1,818,127	$1,576,914	$2,036,434

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. As of December 31, 2009, the Company has net operating loss carryforwards of approximately $6,548,000, which begin to expire in 2010 and fully expire in 2021, and alternative minimum tax credits of approximately $358,000, which may be carried forward indefinitely. As a result of the demutualization of FIC in 2004 the aforementioned net operating losses are subject to certain “change in control” limitations under Section 382. The annual limitation on the utilization of the net operating losses is approximately $400,000. In addition to the net operating loss carryforwards, the Company’s alternative minimum tax credit carryforwards are also subject to the Section 382 limitation however these credit carryforwards have no expiration and can be carried forward indefinitely. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts. During the years ended December 31, 2009, 2008 and 2007, there were no changes in the deferred tax valuation allowance.

Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of December 31, 2009 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the recorded net deferred tax asset.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to deferred federal income tax assets and deferred federal income tax liabilities are as follows:

	As of December 31,
	2009	2008
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$390,239	$439,895
Unearned premium reserves	1,893,838	1,741,373
Unrealized losses on investments	—	1,285,111
Realized losses on investments	—	123,080
Postretirement benefits accrued	618,565	591,157
Net operating loss carryforward	2,226,423	2,362,431
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	252,027	207,193

Total deferred federal income tax assets	5,738,789	7,107,937

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,364,651)	(1,253,820)
Unrealized gains on investments	(53,621)	—
Property and equipment	(141,626)	(88,698)
Other deferred tax liabilities	(13,229)	(13,656)

Total deferred federal income tax liabilities	(1,573,127)	(1,356,174)

Net deferred federal income tax asset	4,165,662	5,751,763
Valuation allowance	(1,010,037)	(1,010,037)

Deferred federal income taxes	$3,155,625	$4,741,726

6. Property and Equipment

At December 31, 2009 and 2008, property and equipment consisted of the following:

	As of December 31,
	2009	2008
Building and land	$2,166,899	$2,133,899
Computer equipment, including software	5,365,572	4,240,813
Furniture, fixtures and equipment	912,518	842,734

	8,444,989	7,217,446
Less: Accumulated depreciation	(5,657,855)	(4,761,680)

Total property and equipment, net	$2,787,134	$2,455,766

At December 31, 2009, computer equipment, including software includes $1,212,386 of capitalized costs related to software that has not yet been placed in-service. The Company expects to begin using the software in 2010 at which time it will begin depreciating the asset.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

7. Deferred Policy Acquisition Costs

Deferred policy acquisition costs and the related amortization were as follows:

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of year	$3,596,147	$3,334,001	$3,235,383
Acquisition costs deferred	8,742,405	8,084,996	7,422,106
Amortization	(8,425,001)	(7,822,850)	(7,323,488)

Balance, end of year	$3,913,551	$3,596,147	$3,334,001

The Company assesses the recoverability of deferred policy acquisition costs against future expected underwriting income and reduces deferred policy acquisition costs if it appears that a premium deficiency may exist. There were no premium deficiencies at December 31, 2009, 2008 and 2007.

8. Loss and Loss Adjustment Expense Liability

The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior years’ reserve estimates are reflected in the results of operations in the year such changes are determined. Activity in the liability for loss and loss adjustment expenses is summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of year	$21,370	$18,059	$20,177
Less reinsurance balance recoverable	6,118	5,601	7,030

Net balance, beginning of year	15,252	12,458	13,147

Incurred related to:
Current year	36,180	31,741	28,556
Prior years	(2,336)	(2,722)	(4,132)

Total incurred	33,844	29,019	24,424

Paid related to:
Current year	26,752	21,111	20,968
Prior years	7,830	5,114	4,145

Total paid	34,582	26,225	25,113

Net balance, end of year	14,514	15,252	12,458
Plus reinsurance balances recoverable	6,817	6,118	5,601

Balance, end of year	$21,331	$21,370	$18,059

In 2009, the Company experienced favorable development of $2,336,000 on loss and loss adjustment expense (LAE) reserves for prior accident years. In the personal segment, homeowners had redundant development of $760,000 while personal auto experienced redundant development of $853,000 and other personal segment products had redundant development of $8,000. In the commercial segment, commercial multi-peril had redundant development of $660,000 offset by adverse development in workers compensation of $129,000. The development experienced in the workers compensation line was concentrated in accident years

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

2003, 2005 and 2007. The farm segment experienced redundant development of $63,000 while the marine segment had redundant development of $121,000. The development which occurred in 2009 is a result of downward development on both case and incurred but not reported reserves and loss adjusting expense reserves. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2009.

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

9. Surplus Notes

Up until September 2007, the Company had surplus notes outstanding of approximately $2,890,000 which included approximately $1,955,000 of surplus notes held by related parties consisting of a non-employee director, agents of the Company and an investment broker who provided services to the Company. The notes, which matured and were repaid in September 2007, carried an annual interest rate of 7 percent. Interest expense on the surplus notes for 2007 was approximately $146,000. Interest expense on surplus notes held by related parties was approximately $97,000 in 2007.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Changes in the accumulated benefit obligation were:

	Years Ended December 31,
	2009	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of year	$1,738,697	$1,895,238	$1,961,826
Service cost	7,781	11,377	11,578
Interest cost	105,141	101,105	104,923
Plan participants’ contributions	18,233	16,303	15,434
Actuarial (gain) loss	37,477	(212,061)	(128,950)
Benefits paid	(88,021)	(73,265)	(69,573)

Benefit obligation, end of year	1,819,308	1,738,697	1,895,238

Fair value of plan assets at beginning and end of year	—	—	—

Funded status	$(1,819,308)	$(1,738,697)	$(1,895,238)

At December 31, 2009, 2008 and 2007 the funded status of $1,819,308, $1,738,697 and $1,895,238, respectively, is recognized in the accompanying balance sheet as accrued expenses and other liabilities.

Gross amounts recognized in accumulated other comprehensive income consist of:

	Years Ended December 31,
	2009	2008	2007
Prior service cost (credit)	$(1,088,619)	$(1,174,300)	$(1,259,982)
Net actuarial loss	224,002	191,009	394,251

	$(864,617)	$(983,291)	$(865,731)

Components of net periodic benefit cost and the weighted average discount rate are below:

	Years Ended December 31,
	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$7,781	$11,377	$11,578
Interest cost	105,141	101,105	104,923
Amortization of prior service credit	(85,682)	(85,682)	(85,682)
Amortization of net actuarial loss	1,014	12,252	20,293

Net periodic benefit cost	$28,254	$39,052	$51,112

Weighted-average assumptions as of December 31:
Discount rate	5.82%	6.30%	5.50%

The discount rate assumption used to determine the benefit obligation was lowered from 6.3% to 5.82% as of December 31, 2009 to match the effective rate produced when matching the expected future benefit payments to the Citigroup Discount Pension Curve.

The estimated prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $85,682 and $2,480, respectively.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The Company uses a December 31 measurement date for its other postretirement plan. As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. At December 31, 2009, the Company’s expected future benefit payments are as follows:

2010	$77,000
2011	80,000
2012	97,000
2013	104,000
2014	113,000
2015-2019	646,000

$1,117,000

For measurement purposes as of December 31, 2009, 2008 and 2007 the annual rate of increase in the per capita cost of covered health care benefits assumed for the subsequent year was 8.0%, 9.0% and 8.0%, respectively. The rate was assumed to decrease to an ultimate rate of 5.0% in 2013. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total service and interest cost components	$14,889	$(12,642)
Effect on postretirement benefit obligation	$216,982	$(185,446)

Defined contribution plan

The Company has a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. The 401(k) plan provides for matching contributions and /or profit sharing contributions as defined by the Board of Directors. Company contributions approximated $147,000 in 2009, $150,000 in 2008 and $135,000 in 2007.

11. Lease Agreements

The Company leased various vehicles under non-cancelable operating lease agreements. The vehicle lease agreements expired in 2009. Rental expense was approximately $3,000, $9,000 and $22,000 in 2009, 2008 and 2007, respectively.

12. Capital and Surplus and Related Restrictions

As of December 31, 2009 and 2008, approximately $104,875,000 and $93,771,000, respectively, of consolidated assets represent assets of FIC that are subject to regulation and may not be transferred to FMIC in the form of dividends, loans or advances without the prior approval of the Michigan Office of Financial and Insurance Regulation (“OFIR”). Dividends paid by FIC are subject to limitations imposed by the Michigan Insurance Code (“Code”). Under the Code, FIC may pay dividends only from statutory earnings and capital and surplus. In addition, FIC may not declare an “extraordinary” dividend to its shareholders without the prior approval of OFIR. An extraordinary dividend or distribution is defined as a dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of statutory capital and surplus as of December 31, of the preceding year or the statutory net income, excluding net realized investment gains, for the immediately preceding calendar year. Accordingly, FIC may pay dividends of approximately $3,694,000 in 2010 without prior approval. However, the OFIR has the authority to prohibit payment of any dividend.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

FIC’s statutory capital and surplus at December 31, 2009 and 2008 and statutory net income for the years ended December 31, 2009, 2008 and 2007 are as follows:

	As of December 31,
	2009	2008
Statutory capital and surplus	$39,435,244	$33,169,079

	Years Ended December 31,
	2009	2008	2007
Statutory net income (loss)	$4,382,810	$3,388,277	$4,817,081

13. Contingencies

The Company participates in the Property and Casualty Guaranty Association (“Association”) of the State of Michigan which protects policyholders and claimants against losses due to insolvency of insurers. When insolvency occurs, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. Assessments to date have not been significant; however, in the opinion of management, while uncertain, the liability for future assessments will not materially affect the financial condition or results of operations of the Company.

14. Related Party Transactions

During 2005, the Company issued a $130,000 mortgage receivable to an agent of the Company. The note requires a monthly payment, including interest at 8%, of $1,097, which is based on a 15 year amortization. The note includes a 5 year balloon payment, which becomes due June 2010. During 2009, 2008 and 2007 the agent earned $58,805, $70,586 and $62,946, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

During 2003, the Company issued a $140,000 mortgage receivable to an agent of the Company. The note required a monthly payment, including interest at 6%, of $1,003, which is based on a 20 year amortization. The note included a 5 year balloon payment, which became due January 2009. In January 2009, the Company extended the note with the following terms: a monthly payment, including interest at 6%, of $849, which is based on a 20 year amortization. The note includes a 5 year balloon payment which becomes due in January 2014. During 2009, 2008 and 2007, the agent earned $98,743, $91,082 and $90,422, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Three nonemployee directors of the Company are also owners of independent insurance agencies. These individuals are currently appointed as agents with and write insurance for the Company. The terms and conditions of the agency agreements between these agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays all agencies commissions on business produced. All agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. Total regular and profit sharing commissions earned by these agencies approximated $548,000, $545,000 and $526,000 in 2009, 2008 and 2007, respectively. The commission rates, including profit sharing commission opportunity, are the same as other agents of the Company. The agencies are independent agents and also write with regional and national insurers that may be competitors of the Company.

A nonemployee director of the Company is a partner in a law firm. The Company has retained this law firm for certain legal matters in the past and plans to continue to do so in the future. Legal fees paid by the Company to the law firm were approximately $138,000 in 2009, $69,000 in 2008 and $74,000 in 2007.

Various agents of the Company participated in the surplus note offerings and held surplus notes at December 31, 2006. The notes were paid in full in September 2007, as disclosed in Note 9—Surplus Notes. The terms and conditions of the agency agreements between the agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays the agencies commissions on business produced. The agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. For the year ending December 31, 2007, agents holding surplus notes earned regular and profit sharing commissions of approximately $224,000.

A non-employee director of the Company also participated in the surplus note offerings and held a surplus note at December 31, 2006. The note was paid in full in September 2007, as disclosed in Note 9—Surplus Notes. For the year ending December 31, 2007, the non-employee director holding a surplus note received director fees of $11,350.

The Company also paid investment commissions to a firm controlled by an individual who held a surplus note at December 31, 2006. The note was paid in full in September 2007. Total investment commissions paid during the year ending December 31, 2007 were approximately $40,000.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Segment data for the years ended December 31 are as follows:

	2009	2008	2007
Revenues:
Net premiums earned:
Personal lines	$39,387,044	$33,452,206	$29,225,270
Commercial lines	7,209,804	7,711,397	7,497,696
Farm	5,039,075	4,541,837	4,337,542
Marine	1,895,908	1,797,681	1,713,229

Total net premiums earned	53,531,831	47,503,121	42,773,737

Expenses:
Loss and loss adjustment expenses:
Personal lines	26,079,141	23,099,032	18,361,023
Commercial lines	4,092,210	2,394,681	3,432,297
Farm	2,547,121	2,466,282	1,909,207
Marine	1,125,067	1,059,303	721,819

Total loss and loss adjustment expenses	33,843,539	29,019,298	24,424,346

Policy acquisition and other underwriting expenses:
Personal lines	11,174,055	11,159,899	10,861,560
Commercial lines	3,456,772	2,572,578	2,786,516
Farm	1,688,691	1,515,190	1,612,046
Marine	720,934	599,719	636,720

Total policy acquisition and other underwriting expenses	17,040,452	15,847,386	15,896,842

Underwriting gain (loss):
Personal lines	2,133,848	(806,725)	2,687
Commercial lines	(339,178)	2,744,138	1,278,883
Farm	803,263	560,365	816,289
Marine	49,907	138,659	354,690

Total underwriting gain	2,647,840	2,636,437	2,452,549
Net investment income	1,964,735	2,212,972	2,165,070
Net realized gains (losses) on investments	806,501	(126,735)	1,977,742
Other income	643,865	614,828	471,601
Interest expense	—	—	(146,170)

Income before federal income taxes	$6,062,941	$5,337,502	$6,920,792

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

As previously noted, effective April 1, 2009, the Company changed its method for determining how certain expenses are assigned to its four major insurance lines. The table below reflects the impact of these changes on each of the affected statement lines:

	Year Ended December 31, 2009
	As Reported	Prior Method
Policy acquisition and other underwriting expenses:
Personal lines	11,174,055	$12,066,744
Commercial lines	3,456,772	2,565,457
Farm	1,688,691	1,785,822
Marine	720,934	622,429

Total policy acquisition and other underwriting expenses	$17,040,452	$17,040,452

Underwriting gain (loss):
Personal lines	$2,133,848	$1,241,159
Commercial lines	(339,178)	552,137
Farm	803,263	706,132
Marine	49,907	148,412

Total underwriting gain (loss)	$2,647,840	$2,647,840

16. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share are calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average dilutive share equivalents outstanding. The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2009	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$4,244,814	$3,760,588	$4,884,358

Denominator for basic earnings per share—weighted average shares outstanding	1,749,196	1,770,025	1,779,065
Dilutive effect of stock-based compensation plan	35,982	36,611	34,600

Denominator for diluted earnings per share	1,785,178	1,806,636	1,813,665

Basic earnings per share	$2.43	$2.12	$2.75

Diluted earnings per share	$2.38	$2.08	$2.69

Number of shares that are anti-dilutive	47,738	31,988	16,686

17. Stock-based Compensation

The Company has two stock-based compensation plans which are described below. The compensation cost for these plans that has been charged against income for the years ended December 31, 2009, 2008 and 2007 was $122,057, $103,228 and $95,772, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation was $41,499, $35,098 and $32,562, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Pursuant to the 2003 Plan, the Company is authorized to grant up to 88,796 shares. Pursuant to the 2006 Plan, the Company is authorized to grant up to 154,500 shares. Upon exercise of an option the Company issues new shares. Option awards under both plans are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards vest 20% per year and have a 10 year contractual term. The options may fully vest upon the death or disability of the optionee or a change in control of the Company as defined in the plans. Under both plans if awards should expire, become unexercisable or be forfeited for any reason without having been exercised or without becoming vested in full, the shares of common stock subject to those awards would be available for the grant of additional awards.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2009, 2008 and 2007. The expected volatility is based on historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payout. The expected term is an estimate based on expected behavior of the group of optionees. The risk free rate for the periods within the contractual life of the option is based on U.S. Treasury Strips in effect at the time of grant.

	Years Ended December 31,
	2009	2008	2007
Expected volatility	37.2%	33.4% - 33.7%	34.0% - 34.4%
Expected dividend yield	0.60%	0.77%	0.0%
Expected term (in years)	0.4 - 6.5	1.5 - 6.5	2 - 7
Risk-free rate	0.13% - 3.14%	0.57% - 3.48%	3.08% - 4.59%

A summary of option activity under the plans as of December 31, 2009 and changes during the year then ended is presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—beginning of year	126,418	$10.82
Granted	17,750	$26.50
Exercised	(3,084)	$4.85
Forfeited	—	$—

Outstanding—end of year	141,084	$12.92	6.6	$1,879,660

Exercisable at end of year	95,809	$9.03	5.6	$1,646,289

The weighted-average grant-date fair value of options granted in 2009, 2008 and 2007 was $10.30, $5.20 and $8.30, respectively. The total intrinsic value of options exercised in 2009, 2008 and 2007 was $41,966, $24,177 and $38,800, respectively.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the Company’s nonvested options as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

Nonvested Options	Number of Options	Weighted Average Grant- Date Fair Value
Nonvested—beginning of year	54,025	$6.22
Granted	17,750	$10.30
Vested	(26,500)	$4.86
Forfeited	—	$—

Nonvested—end of year	45,275	$8.61

As of December 31, 2009, there was $367,595 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under both plans. That cost is expected to be recognized over a weighted average period of 3.5 years.

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

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a—15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Vice President of Finance, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 under this framework.

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

Changes in Internal Control over Financial Reporting. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections of the Registrant’s definitive 2010 Proxy Statement to be filed on or about April 2, 2010 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 13, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended appearing under the headings: “Matter No. 1 Election of Fremont Directors (including biographical information regarding Nominees for Election as Class I Directors, Continuing Directors and Executive Officers Who are not Directors),” “Section 16(a) Beneficial Ownership Reporting Compliance” and, “Audit Committee Report”.

The Company’s Code of Ethics, which applies to its principal executive officer and principal financial officer, or persons performing similar functions, was filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005. The Company has posted its Code of Ethics on its website (www.fmic.com) and it is available in print to any stockholder upon request. As of December 31, 2009, no amendments or waivers had been made to our Code of Ethics as previously filed with the Securities and Exchange Commission. The Company intends to post any amendments to or any waivers from a provision of its Code of Ethics that applies to its principal executive officer and principal financial officer, or persons performing similar functions on its website.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation (including the tables)” and “Director Compensation” of the Registrant’s definitive 2010 Proxy Statement to be filed on or about April 2, 2010 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 13, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of the Registrant’s definitive 2010 Proxy Statement to be filed on or about April 2, 2010 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 13, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The Company has two equity compensation plans pursuant to which it has granted stock options to employees and non-employee directors. The Stock-Based Compensation Plan dated November 18, 2003 was approved by the shareholders on May 12, 2005 and the Stock Incentive Plan of 2006 was approved by the shareholders on May 11, 2006. The following table sets forth, with respect to the equity compensation plans, as of December 31, 2009, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance.

	Equity Compensation Plan Information		Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	141,084	$12.92	93,999
Equity compensation plans not approved by security holders	—	—	—

Total	141,084	$12.92	93,999

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the section entitled “Corporate Governance—Director Independence” and “Certain Transactions with Executive Officers and Directors” of the Registrant’s definitive 2010 Proxy Statement to be filed on or about April 2, 2010 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 13, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the section entitled “Independent Public Accountants” of the Registrant’s definitive 2010 Proxy Statement to be filed on or about April 2, 2010 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held May 13, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for Each of the Years in the Three-year Period Ended December 31, 2009
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2009
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2009
Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedules for the years 2009, 2008 and 2007 are submitted herewith:

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

FREMONT MICHIGAN INSURACORP, INC.

By:	/s/ RICHARD E. DUNNING	March 5, 2010
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

By:	/s/ RICHARD E. DUNNING	March 5, 2010
Richard E. Dunning President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ KEVIN G. KAASTRA	March 5, 2010
Kevin G. Kaastra Vice President of Finance (principal financial and accounting officer)

By:	/s/ DONALD E. BRADFORD	March 5, 2010
Donald E. Bradford Director

By:	/s/ MICHAEL A. DEKUIPER	March 5, 2010
Michael A. DeKuiper Director

By:	/s/ JAMES P. HALLAN	March 5, 2010
James P. Hallan Director

By:	/s/ JACK G. HENDON	March 5, 2010
Jack G. Hendon Director

By:	/s/ MONICA C. HOLMES	March 5, 2010
Monica C. Holmes Director

By:	/s/ WILLIAM L. JOHNSON	March 5, 2010
William L. Johnson Director

By:	/s/ JACK A. SIEBERS	March 5, 2010
Jack A. Siebers Director

By:	/s/ DONALD VANSINGEL	March 5, 2010
Donald VanSingel Chairman of the Board of Directors

By:	/s/ HAROLD L. WIBERG	March 5, 2010
Harold L. Wiberg Director

By:	/s/ DONALD C. WILSON	March 5, 2010
Donald C. Wilson Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan InsuraCorp, Inc.

Fremont, Michigan

The audits referred to in our report dated March 5, 2010 relating to the consolidated financial statements of Fremont Michigan InsuraCorp, Inc. for the three years ended December 31, 2009, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan

March 5, 2010

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2009

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$5,670,813	5,696,210	5,696,210
States, municipalities and political subdivisions	23,790,222	24,186,904	24,186,904
All other	26,361,071	26,600,466	26,600,466

Total fixed maturities	55,822,106	56,483,580	56,483,580

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust and insurance companies	400,008	466,657	466,657
Industrial, miscellaneous and all other	11,287,338	10,716,923	10,716,923
Nonredeemable preferred stock	—	—	—

Total equity securities	11,687,346	11,183,580	11,183,580

Total investments	$67,509,452	67,667,160	67,667,160

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheet

	December 31,
	2009	2008
Assets
Investment in common stock of subsidiary (equity method)	$45,635,970	$38,942,854
Cash and cash equivalents	97,716	67,029
Other assets	382,772	305,046

Total assets	$46,116,458	$39,314,929

Liabilities and Stockholders’ Equity
Liabilities—Accrued expenses	$71,671	$—

Stockholders’ Equity:
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	$—	$—
Class A common stock, no par value, authorized 5,000,000 shares, 1,749,032 and 1,740,154 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	9,037,405	8,653,443
Retained earnings	36,332,648	32,507,143
Accumulated other comprehensive income (loss)	674,734	(1,845,657)

Total stockholders’ equity	46,044,787	39,314,929

Total liabilities and stockholders’ equity	$46,116,458	$39,314,929

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

	For the years ended December 31,
	2009	2008	2007
Revenue—net investment income	$882	$2,612	$2,384
Expenses:—operating expenses	270,443	78,440	138,946

Loss before federal income tax benefit	(269,561)	(75,828)	(136,562)
Federal income tax benefit	91,651	25,781	46,431

Loss before equity in income of subsidiary	(177,910)	(50,047)	(90,131)
Equity in income of subsidiary	4,422,724	3,810,635	4,974,489

Net income	$4,244,814	$3,760,588	$4,884,358

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Cash Flows

	For the years ended December 31,
	2009	2008	2007
Net cash (used in) provided by operating activities	$(61,909)	$13,041	$(127,739)

Cash flows from investing activities—Dividend received from subsidiary	250,000	700,000	150,000

Cash flows from financing activities:
Proceeds from issuance of common stock	317,878	—	—
Proceeds from exercised stock options	14,957	9,383	10,000
Tax benefit from exercised stock options	11,821	6,681	11,556
Share repurchases of common stock	(274,264)	(732,150)	—
Dividends paid to shareholders	(227,796)	(105,339)	—

Net cash (used in) provided by financing activities	(157,404)	(821,425)	21,556

Net increase (decrease) in cash and cash equivalents	30,687	(108,384)	43,817
Cash and cash equivalents at beginning of period	67,029	175,413	131,596

Cash and cash equivalents at end of period	$97,716	$67,029	$175,413

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule III—Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims, and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue
December 31, 2009
Personal lines	$2,510,515	13,056,673	19,551,284	—	39,387,044
Commercial lines	738,073	6,151,084	5,444,497	—	7,209,804
Farm	508,195	1,444,992	2,905,798	—	5,039,075
Marine	156,768	678,494	984,549	—	1,895,908

Total	$3,913,551	21,331,243	28,886,128	—	53,531,831

December 31, 2008
Personal lines	$2,325,411	13,580,773	17,618,806	—	33,452,206
Commercial lines	745,124	5,181,944	5,274,421	—	7,711,397
Farm	387,135	1,675,043	2,740,364	—	4,541,837
Marine	138,477	931,764	980,218	—	1,797,681

Total	$3,596,147	21,369,524	26,613,809	—	47,503,121

December 31, 2007
Personal lines	$2,116,320	10,041,035	15,315,845	—	29,225,270
Commercial lines	685,094	5,811,069	4,670,211	—	7,497,696
Farm	394,544	985,301	2,689,562	—	4,337,542
Marine	138,043	1,221,514	941,025	—	1,713,229

Total	$3,334,001	18,058,919	23,616,643	—	42,773,737

	Column G	Column H	Column I	Column J	Column K
	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of DPAC	Other operating expenses	Premiums written
December 31, 2009
Personal lines		26,079,141	5,730,823	5,443,232	41,160,490
Commercial lines		4,092,210	1,508,906	1,947,866	7,449,675
Farm		2,547,121	869,882	818,809	5,146,744
Marine		1,125,067	315,390	405,544	1,900,239

Total	$1,964,735	33,843,539	8,425,001	8,615,451	55,657,148

December 31, 2008
Personal lines		23,099,032	5,508,935	5,650,964	35,486,111
Commercial lines		2,394,681	1,269,919	1,302,659	8,109,475
Farm		2,466,282	747,953	767,237	4,592,638
Marine		1,059,303	296,043	303,676	1,836,874

Total	$2,212,972	29,019,298	7,822,850	8,024,536	50,025,098

December 31, 2007
Personal lines		18,361,023	5,003,793	5,857,766	30,260,447
Commercial lines		3,432,297	1,283,715	1,502,801	7,559,621
Farm		1,909,207	742,650	869,396	4,414,615
Marine		721,819	293,330	343,391	1,768,940

Total	$2,165,070	24,424,346	7,323,488	8,573,354	44,003,623

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule IV—Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
For the year ended December 31, 2009	$64,588,128	11,141,412	85,115	53,531,831	0.2%
For the year ended December 31, 2008	$57,884,543	10,459,036	77,614	47,503,121	0.2%
For the year ended December 31, 2007	$52,522,779	9,822,556	73,514	42,773,737	0.2%

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31,

Schedule V—Allowance for Uncollectible Premiums

Allowance for Uncollectible Premiums	2009	2008	2007
Balance, January 1	$58,678	$39,029	$32,913
Additions	165,026	195,465	115,451
Deletions	(180,670)	(175,816)	(109,335)

Balance, December 31	$43,034	$58,678	$39,029

EXHIBIT INDEX

NUMBER	TITLE

3.1(a)	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1(b) to the Company’s Form 10-Q for the period ending June 30, 2007).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commisson on November 19, 2009)

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

10.1	Stock-Based Compensation Plan dated November 18, 2003, as amended and restated effective December 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2007).

10.2	Employment Agreement between Richard E. Dunning and Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-112414 on Form S-1).

10.3	Form of Employment Agreement for other officers (Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-112414 on Form S-1).

10.4	Agent Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 26, 2008).

10.5	Form of Indemnity Agreement between Fremont Michigan InsuraCorp, Inc and its directors and officers (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-112414 on Form S-1).

10.6	Form of Agency Agreement and Endorsement to Agency Agreement for Profit Sharing (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-112414 on Form S-1).

10.7	Investment Management Agreement with Prime Advisors, Inc. (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-112414 on Form S-1).

10.8	Stock Incentive Plan of 2006, dated February 24, 2006, as amended and restated effective December 11, 2007 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2007).

10.9	Form of Change in Control Severance Agreement.

14	Code of Ethics for Senior Financial Executives (Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005).

21	Subsidiaries of the registrant.

23.1	Consent of BDO Seidman, LLP

24	Power of Attorney (see Signatures of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.