Form 10-K/A
period 2009-12-31
FREMONT MICHIGAN INSURACORP INC
filed 2010-04-23
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This amendment to the Annual Report on Form 10-K for the year ended December 31, 2009 of the Registrant, which was originally filed with the Securities Exchange Commission on March 5, 2010, is being filed to amend certain language contained in Exhibits 31.1 and 31.2 so that these exhibits are in the exact form prescribed in Item 601(b) (31) of Regulation S-K. This amendment does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3)	Exhibits:

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

Fremont Michigan InsuraCorp, Inc.

By:	/s/ Richard E. Dunning	April 23, 2010
Richard E. Dunning President, Chief Executive Officer and Director

EXHIBIT INDEX

NUMBER	TITLE

3.1 (a)	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.1 (b)	Certificate of Amendment to the Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1(b) to the Company’s Form 10-Q for the period ending June 30, 2007).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2009)

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

10.1	Stock-Based Compensation Plan dated November 18, 2003, as amended and restated effective December 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2007).

10.2	Employment Agreement between Richard E. Dunning and Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-112414 on Form S-1).

10.3	Form of Employment Agreement for other officers (Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-112414 on Form S-1).

10.4	Agent Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 26, 2008).

10.5	Form of Indemnity Agreement between Fremont Michigan InsuraCorp, Inc and its directors and officers (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-112414 on Form S-1).

10.6	Form of Agency Agreement and Endorsement to Agency Agreement for Profit Sharing (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-112414 on Form S-1).

10.7	Investment Management Agreement with Prime Advisors, Inc. (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-112414 on Form S-1).

10.8	Stock Incentive Plan of 2006, dated February 24, 2006, as amended and restated effective December 11, 2007 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2007).

10.9	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2009).

14	Code of Ethics for Senior Financial Executives (Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005).

21	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2009).

23.1	Consent of BDO Seidman, LLP (Incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K for the year ended December 31, 2009).

24	Power of Attorney (Incorporated by reference to Exhibit 24 to the Company’s Form 10-K for the year ended December 31, 2009).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350. (Incorporated by reference to Exhibit 32 to the Company’s Form 10-K for the year ended December 31, 2009).

3