Form 10-Q
period 2010-03-31
FREMONT MICHIGAN INSURACORP INC
filed 2010-05-07
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of April 30, 2010
COMMON STOCK (No Par Value)	1,759,762
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009
Assets
Investments:
Fixed maturities available for sale, at fair value	$55,383,354	$56,483,580
Equity securities available for sale, at fair value	13,754,759	11,183,580
Mortgage loans on real estate from related parties	237,513	239,303

Total investments	69,375,626	67,906,463
Cash and cash equivalents	7,117,180	7,063,679
Premiums due from policyholders, net	10,295,517	10,087,998
Receivable from sale of investments	4,955,509	—
Amounts due from reinsurers	10,086,500	7,859,452
Prepaid reinsurance premiums	2,029,853	1,856,343
Accrued investment income	540,121	600,648
Deferred policy acquisition costs	3,749,623	3,913,551
Deferred federal income taxes	2,963,894	3,155,625
Property and equipment, net of accumulated depreciation	3,187,246	2,787,134
Other assets	28,945	33,175

	$114,330,014	$105,264,068

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$25,280,823	$21,331,243
Unearned premiums	28,068,665	28,886,128
Reinsurance funds withheld and premiums ceded payable	75,998	96,697
Accrued expenses and other liabilities	13,278,137	8,905,213

Total liabilities	66,703,623	59,219,281

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,759,762 and 1,749,032 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	9,330,083	9,037,405
Retained earnings	37,225,189	36,332,648
Accumulated other comprehensive income	1,071,119	674,734

Total stockholders’ equity	47,626,391	46,044,787

Total liabilities and stockholders’ equity	$114,330,014	$105,264,068

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31

	2010	2009
Revenues:
Net premiums earned	$13,983,788	$12,820,881
Net investment income	440,211	501,185
Net realized gains on investments	359,801	196,661
Other income, net	157,417	144,166

Total revenues	14,941,217	13,662,893

Expenses:
Losses and loss adjustment expenses, net	8,527,880	9,221,193
Policy acquisition and other underwriting expenses	4,923,146	4,111,674

Total expenses	13,451,026	13,332,867

Income before federal income tax expense	1,490,191	330,026
Federal income tax expense	460,586	51,918

Net income	$1,029,605	$278,108

Earnings per share
Basic	$.59	$.16
Diluted	$.57	$.16

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2010

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2009	1,749,032	$9,037,405	$36,332,648	$674,734	$46,044,787
Comprehensive income:
Net income			1,029,605		1,029,605
Net unrealized gains on investments, net of tax				410,112	410,112
Amortization of prior service credit, net of tax				(14,136)	(14,136)
Amortization of net actuarial loss, net of tax				409	409

Total comprehensive income					1,425,990
Common stock issued	10,730	241,255			241,255
Common stock repurchased	(3,090)	(14,986)	(66,683)		(81,669)
Dividends declared at $0.04 per share			(70,381)		(70,381)
Stock-based compensation		31,203			31,203
Stock options exercised	3,090	14,986			14,986
Tax benefit from stock options exercised		20,220			20,220

Balance, March 31, 2010	1,759,762	$9,330,083	$37,225,189	$1,071,119	$47,626,391

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31

	2010	2009
Cash flows from operating activities:
Net income	$1,029,605	$278,108
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	220,287	216,312
Deferred federal income taxes	(12,468)	(45,148)
Stock based compensation expense	31,203	31,754
Net realized gains on investments	(359,801)	(196,661)
Net amortization of premiums on investments	128,765	77,175
Excess tax benefit from stock options exercised	(20,220)	—
Changes in assets and liabilities:
Premiums due from policyholders	(207,519)	(192,589)
Amounts due from reinsurers	(2,227,048)	(1,183,998)
Prepaid reinsurance premiums	(173,510)	(84,348)
Accrued investment income	60,527	71,092
Deferred policy acquisition costs	163,928	96,865
Other assets	4,230	23,701
Losses and loss adjustment expenses	3,949,580	860,325
Unearned premiums	(817,463)	(1,014,441)
Reinsurance balances payable	(20,699)	(150,703)
Accrued expenses and other liabilities	(593,732)	220,763

Net cash provided by (used in) operating activities	1,155,665	(991,793)

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	16,872,064	8,172,246
Proceeds from sales of equity investments	1,601,680	85,000
Purchases of fixed maturity investments	(15,496,881)	(2,923,791)
Purchases of equity investments	(3,595,399)	(91,639)
Change in net payable from investment purchases	10,570	—
Repayment of mortgage loans on real estate from related parties	1,790	2,760
Purchase of property and equipment, net	(620,399)	(248,007)

Net cash provided by (used in) investing activities	(1,226,575)	4,996,569

Cash flows from financing activities:
Proceeds from issuance of common stock	256,241	179,842
Share repurchases of common stock	(81,669)	(2,518)
Dividends paid to stockholders	(70,381)	(52,636)
Tax benefit from exercised stock options	20,220	—

Net cash provided by financing activities	124,411	124,688

Net increase in cash and cash equivalents	53,501	4,129,464
Cash and cash equivalents, beginning of period	7,063,679	6,576,564

Cash and cash equivalents, end of period	$7,117,180	$10,706,028

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements for the interim periods included herein are unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain 2009 amounts have been reclassified from the prior year financial statements to conform to the 2010 presentation.

2.	New Accounting Pronouncements

In June 2009, a new accounting standard was issued related to the accounting for transfers of financial assets, which updates accounting for securitizations and special-purpose entities. The new accounting standard is a revision of previously issued accounting standards related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, and will require additional information regarding financial asset transfers, including securitization transactions, and the presence of continuing exposure around the risks related to transferred financial assets. In addition, the new accounting standard removes the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The new accounting standard was effective for the Company on January 1, 2010. The implementation of this new accounting standard did not have a significant impact on our financial statements.

In June 2009, new consolidation guidance was issued which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosure about an enterprise’s involvement in variable interest entities. This guidance was effective for the Company on January 1, 2010. The implementation of this new guidance did not have an impact on our financial statements.

In January 2010, an update to the Accounting Standards Codification (ASC) was issued related to fair value measurements and disclosures. This ASC update provides for additional disclosure requirements to improve the transparency and comparability of fair value information in financial reporting. Specifically, the new guidance requires separate disclosure of the amounts of significant transfers in and out of Levels 1 and 2, as well as the reasons for the transfers, and separate disclosure for the purchases, sales, issuances and settlement activity in Level 3. In addition, this ASC update requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements in Levels 2 and 3. The new disclosures and clarifications of existing disclosures were adopted on January 1, 2010, except for the requirement to provide Level 3 activity detail which will become effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. These amendments do not require disclosures for earlier periods presented for comparative purposes at initial adoption. The updated disclosures are included in note 4 to the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,851,588	$41,410	$16,834	$5,876,164
States and political subdivisions	18,384,999	441,964	33,812	18,793,151
Corporate securities	15,236,656	202,246	25,849	15,413,053
Mortgage-backed securities	15,132,395	188,452	19,861	15,300,986

	54,605,638	874,072	96,356	55,383,354

Equity securities	13,753,385	1,082,873	1,081,499	13,754,759

Total	$68,359,023	$1,956,945	$1,177,855	$69,138,113

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,670,813	$30,533	$5,136	$5,696,210
States and political subdivisions	23,790,222	473,278	76,596	24,186,904
Corporate securities	12,514,810	198,936	26,830	12,686,916
Mortgage-backed securities	13,846,261	154,329	87,040	13,913,550

	55,822,106	857,076	195,602	56,483,580

Equity securities	11,687,346	829,461	1,333,227	11,183,580

Total	$67,509,452	$1,686,537	$1,528,829	$67,667,160

The cost or amortized cost and estimated fair value of fixed maturities at March 31, 2010, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	22,166,173	22,473,011
Due after five years through ten years	16,505,218	16,798,334
Due after ten years	801,852	811,023
Mortgage-backed securities	15,132,395	15,300,986

	$54,605,638	$55,383,354

Net realized gains (losses) on investments for the three months ended March 31, are summarized as follows:

	2010	2009
Gross realized investment gains:
Fixed maturities	$287,481	$253,825
Equity securities	72,760	—

	360,241	253,825

Gross realized investment losses:
Fixed maturities	—	—
Equity securities	(440)	(57,164)

	(440)	(57,164)

Net realized gains on investments	$359,801	$196,661

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

The tables below show the total value of securities that were in an unrealized loss position as of March 31, 2010 and December 31, 2009 including the length of time they have been in an unrealized loss position. As of March 31, 2010 and December 31, 2009, unrealized losses, as shown in the following tables, were 1.5% and 2.0%, respectively, of total invested assets including cash and cash equivalents.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,481,913	$16,834	$—	$—	$2,481,913	$16,834
States and political subdivisions	2,057,779	33,812	—	—	2,057,779	33,812
Corporate securities	4,834,726	25,849	—	—	4,834,726	25,849
Mortgage-backed securities	3,511,359	19,861	—	—	3,511,359	19,861

	12,885,777	96,356	—	—	12,885,777	96,356

Equity securities	1,501,851	58,727	5,295,367	1,022,772	6,797,218	1,081,499

Total	$14,387,628	$155,083	$5,295,367	$1,022,772	$19,682,995	$1,177,855

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,960,523	$5,136	$—	$—	$2,960,523	$5,136
States and political subdivisions	2,630,506	57,311	480,715	19,285	3,111,221	76,596
Corporate securities	3,689,734	26,830	—	—	3,689,734	26,830
Mortgage-backed securities	5,249,649	36,993	1,770,809	50,047	7,020,458	87,040

	14,530,412	126,270	2,251,524	69,332	16,781,936	195,602

Equity securities	103,878	5,771	6,197,433	1,327,456	6,301,311	1,333,227

Total	$14,634,290	$132,041	$8,448,957	$1,396,788	$23,083,247	$1,528,829

The following table shows the composition of the fixed maturity securities in unrealized loss positions at March 31, 2010 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Book Value	Fair Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$12,982,133	$12,885,777	$96,356	100.0%
2	BBB	Baa	—	—	—	—
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—

			$12,982,133	$12,885,777	$96,356	100.0%

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

Current accounting standards require that any credit-related impairment related to fixed maturity securities that we do not plan to sell and for which we are not more likely than not to be required to sell is recognized in net income, with the non-credit related impairment recognized in comprehensive income. Based on our analysis, our fixed maturity portfolio is of a high credit quality and we believe we will recover our amortized cost basis of our fixed maturity securities. The fixed maturity unrealized losses can primarily be attributed to changes in interest rates and corresponding spread widening as opposed to fundamental changes in the credit quality of the issuers of the securities. We continually monitor the credit quality of our fixed maturity investments to gauge the likelihood of principal and interest being collected.

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

As of March 31, 2010, the portfolio included 25 fixed maturity securities and 25 equity securities in an unrealized loss position for less than 12 months and 12 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, all 25 were trading above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities.

As of March 31, 2010, the investment portfolio included 37 equity securities in an unrealized loss position. Of these 37 equity securities, 9 were trading between 75% and 85% of amortized cost, 9 were trading between 86% and 95% of amortized cost and the remaining 19 were trading above 95% of amortized cost.

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

While all of these securities are monitored for potential impairment, the Company’s experience indicates that they generally do not present as great a risk of impairment, as fair value often recovers over time. The equity securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. Management believes that the analysis of each of these securities, in addition to the fact that the Company has both the intent and ability to hold these securities until their recovery, supports our view that these securities were not other-than-temporarily impaired.

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

The following tables present our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 classified by the valuation hierarchy (as discussed above):

	March 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,876,164	$1,421,605	$4,454,559	$—
States and political subdivisions	18,793,151	—	18,793,151	—
Corporate securities	15,413,053	—	15,413,053	—
Mortgage-backed securities	15,300,986	—	15,300,986	—

	55,383,354	1,421,605	53,961,749	—

Equity Securities	13,754,759	13,754,759	—	—

Total	$69,138,113	$15,176,364	$53,961,749	$—

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,696,210	$1,632,250	$4,063,960	$—
States and political subdivisions	24,186,904	—	24,186,904	—
Corporate securities	12,686,916	—	12,686,916	—
Mortgage-backed securities	13,913,550	—	13,913,550	—

	56,483,580	1,632,250	54,851,330	—

Equity Securities	11,183,580	11,183,580	—	—

Total	$67,667,160	$12,815,830	$54,851,330	$—

5.	Comprehensive Income

The Company’s comprehensive income for the three months ended March 31, are as follows:

	2010	2009
Net income	$1,029,605	$278,108
Other comprehensive income, net of tax:
Unrealized gains on investments	647,581	2,565
Reclassification adjustment for realized gains on investments included in net income	(237,469)	(129,796)
Amortization of prior service credit	(14,136)	(14,137)
Amortization of net actuarial loss	409	169

Other comprehensive income (loss), net of tax	396,385	(141,199)

Comprehensive income	$1,425,990	$136,909

6.	Earnings Per Share

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

	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$1,029,605	$278,108

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,758,284	1,744,533
Effect of dilutive stock options	40,203	34,020

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,798,487	1,778,553

Basic earnings per share	$0.59	$0.16
Diluted earnings per share	$0.57	$0.16

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

7.	Segment Information

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

The Company does not allocate assets, net investment income, net realized gains on investments or other income to its product lines. In addition, the Company does not separately identify depreciation expense related to the building by product line as such disclosure would be impracticable.

Segment data for the three months ended March 31 are as follows:

	2010	2009
Net premiums earned:
Personal lines	$10,373,001	$9,351,382
Commercial lines	1,940,394	1,775,586
Farm	1,189,077	1,223,103
Marine	481,316	470,810

Total net premiums earned	13,983,788	12,820,881

Loss and loss adjustment expenses:
Personal lines	7,113,700	6,911,988
Commercial lines	1,040,337	1,113,710
Farm	323,132	1,028,381
Marine	50,711	167,114

Total loss and loss adjustment expenses	8,527,880	9,221,193

Policy acquisition and other underwriting expenses:
Personal lines	3,270,772	2,881,652
Commercial lines	1,060,693	651,601
Farm	448,322	439,755
Marine	143,359	138,666

Total policy acquisition and other underwriting expenses	4,923,146	4,111,674

Underwriting gain (loss):
Personal lines	(11,471)	(442,258)
Commercial lines	(160,636)	10,275
Farm	417,623	(245,033)
Marine	287,246	165,030

Total underwriting gain (loss)	532,762	(511,986)
Net investment income	440,211	501,185
Net realized gains on investments	359,801	196,661
Other income, net	157,417	144,166

Income before federal income taxes	$1,490,191	$330,026

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following:

	March 31, 2010	December 31, 2009
Commissions payable	$2,240,642	$3,062,449
Accrued salaries & employee benefits	767,052	1,114,020
Income taxes payable	372,318	569,485
Accumulated benefit obligation	1,839,464	1,819,308
Payable from investment purchases	4,966,411	13,002
Other	3,092,250	2,326,949

	$13,278,137	$8,905,213

9.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three months ended March 31 are as follows:

	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$1,946
Interest cost	25,352	26,285
Amortization of unrecognized prior service credit	(21,420)	(21,421)
Amortization of unrecognized net actuarial loss	620	254

Net periodic benefit cost	$4,552	$7,064

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the three months ended March 31, 2010, the Company has made contributions to the plan of approximately $13,000. During 2010, the Company expects to contribute a total of $77,000 to the plan to cover anticipated benefit payments.

10.	Reinsurance

The effect of reinsurance on premiums written and earned and losses and LAE incurred for the three months ended March 31, was as follows:

	2010		2009
	Written	Earned	Written	Earned
Direct	$16,086,582	$16,900,954	$14,415,684	$15,427,590
Assumed	13,440	16,531	14,538	17,073
Ceded	(3,100,663)	(2,933,697)	(2,687,408)	(2,623,782)

Net premiums	$12,999,359	$13,983,788	$11,742,814	$12,820,881

			2010	2009
Loss and LAE incurred			$11,464,997	$11,040,357
Reinsurance recoveries			(2,937,117)	(1,819,164)

Net loss and LAE incurred			$8,527,880	$9,221,193

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

11.	Federal Income Taxes

For the three months ended March 31, the provision for income taxes consists of the following:

	2010	2009
Current expense	$473,054	$97,066
Deferred benefit	(12,468)	(45,148)

Total	$460,586	$51,918

For the three months ended March 31, actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	2010		2009
Income before federal income taxes	$1,490,191		$330,026

Tax at statutory rate	506,665	34.0%	112,209	34.0%
Tax effect of :
Nontaxable investment income	(56,727)	(3.8%)	(61,617)	(18.7%)
Nondeductible expenses	10,648	0.7%	1,326	0.4%

	$460,586	30.9%	$51,918	15.7%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of March 31, 2010 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	March 31, 2010	December 31, 2009
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$423,345	$390,239
Unearned premium reserves	1,855,360	1,893,838
Postretirement benefits accrued	625,418	618,565
Net operating loss carryforward	2,192,421	2,226,423
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	261,111	252,027

Total deferred federal income tax assets	5,715,352	5,738,789

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,328,314)	(1,364,651)
Unrealized gains on investments	(264,891)	(53,621)
Property and equipment	(136,848)	(141,626)
Other deferred tax liabilities	(11,368)	(13,229)

Total deferred federal income tax liabilities	(1,741,421)	(1,573,127)

Net deferred federal income tax asset	3,973,931	4,165,662
Valuation allowance	(1,010,037)	(1,010,037)

Deferred federal income taxes	$2,963,894	$3,155,625

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 134 years. We market policies through approximately 175 independent insurance agencies. Fremont Insurance Company has a financial strength rating of “A-” (Excellent) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Regulation (“OFIR”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of March 31, 2010, we had approximately 71,200 policies in force and assets of $114.3 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three months ended March 31, 2010 and 2009. The Company’s fiscal year ends on December 31.

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

We believe the critical accounting policies and estimates discussed below reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. These may be further commented upon in applicable sections on Results of Operations and Liquidity and Capital Resources that follow. These policies are more fully described below as well as in our 2009 Annual Report on Form 10-K. There have been no material changes to these policies during the most recent quarter.

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

Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on a quarterly basis, we review existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premiums to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Some of our business relates to coverage for short-term risks, and for these risks loss development is comparatively rapid and historical paid losses, adjusted for known variables, have been a reliable predictive measure of future losses for purposes of our reserving. Some of our business relates to longer-term risks, where the claims are slower to emerge and the estimate of damage is more difficult to predict. For these lines of business, more sophisticated actuarial methods, such as the Bornhuetter-Ferguson loss development methods (see “Methods” below) must be employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at March 31, 2010.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Reported losses
Personal	$10,968	$8,443
Commercial	4,278	3,121
Farm	1,000	1,029
Marine	252	353

	16,498	12,946

IBNR losses
Personal	4,749	4,614
Commercial	3,287	3,030
Farm	419	416
Marine	328	325

	8,783	8,385

Total
Personal	15,717	13,057
Commercial	7,565	6,151
Farm	1,419	1,445
Marine	580	678

	$25,281	$21,331

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of March 31, 2010 and December 31, 2009, was approximately $131,000 and $151,000, respectively.

Investments. At March 31, 2010 and December 31, 2009, all of the Company’s investments are classified as available-for-sale and are investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported as a component of accumulated other comprehensive income or loss until realized.

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

At March 31, 2010 and December 31, 2009, the Company’s recoverable from reinsurers was comprised of the following:

	March 31, 2010	December 31, 2009
Paid losses and LAE	$583,045	$1,041,969
Unpaid losses and LAE	9,503,455	6,817,483

Amounts due from reinsurers	$10,086,500	$7,859,452

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

Results of Operations – Three Months Ended March 31, 2010 and 2009

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended March 31, 2010 and 2009. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

	2010	2009	Change
			Dollar	Percentage
Underwriting gain (loss)
Personal	(11,471)	(442,258)	$430,787	97.4%
Commercial	(160,636)	10,275	(170,911)	(1663.4%)
Farm	417,623	(245,033)	662,656	270.4%
Marine	287,246	165,030	122,216	74.1%

Total underwriting gain (loss)	532,762	(511,986)	1,044,748	204.1%
Other revenue items
Net investment income	440,211	501,185	(60,974)	(12.2%)
Net realized gains on investments	359,801	196,661	163,140	83.0%
Other income	157,417	144,166	13,251	9.2%

Total other revenue items	957,429	842,012	115,417	13.7%

Income before federal income taxes	1,490,191	330,026	1,160,165	351.5%
Federal income tax expense	(460,586)	(51,918)	(408,668)	787.1%

Net income	$1,029,605	$278,108	$751,497	270.2%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended March 31, 2010 and 2009.

	2010	2009	Change	% Change
Direct premiums written	$16,086,582	$14,415,684	$1,670,898	11.6%

Net premiums written	$12,999,359	$11,742,814	$1,256,545	10.7%

Net premiums earned	$13,983,788	$12,820,881	$1,162,907	9.1%
Loss and LAE	8,527,880	9,221,193	(693,313)	(7.5%)
Policy acquisition and other underwriting expenses	4,923,146	4,111,674	811,472	19.7%

Underwriting gain (loss)	$532,762	$(511,986)	$1,044,748	204.1%

Loss and LAE ratio	61.0%	71.9%	(10.9%)
Policy acquisition and other underwriting expense ratio	35.2%	32.1%	3.1%
Combined ratio	96.2%	104.0%	(7.8%)

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

Direct premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2010	2009	$ Change	% Change
Direct Premiums Written:
Personal	$11,730,604	$10,284,215	$1,446,389	14.1%
Commercial	2,720,218	2,581,072	139,146	5.4%
Farm	1,314,189	1,212,887	101,302	8.4%
Marine	321,571	337,510	(15,939)	(4.7%)

	$16,086,582	$14,415,684	$1,670,898	11.6%

The market continues to be very competitive for target market personal lines and commercial lines business. While personal lines have seen some rate hardening, commercial lines continues to be soft. Despite these market conditions, we continue to be able to grow target market business. Direct premium written for the personal segment increased 14.1%, with personal auto up 16.7% and homeowners up 9.6%. New business for personal auto was up 1.1% as compared to the exceptional new business growth experienced in the first quarter of 2009, while renewals were up 19.9%. Homeowner new business premium was up 2.9% with renewal premiums increasing 11.1%.

Direct premium written for the commercial segment increased 5.4% driven by renewal premium which was up 18.8%. New business was down 5.5% as the 2009 new business commercial premiums included a large account with premium of $75,000. Farm direct premium written increased 8.4%, as a result of renewal premium growth of 13.1%. New business was down 30.8%, again as a result of a larger new business account, of approximately $90,000, which was included in the first quarter 2009 premiums. Direct premium written for the marine segment decreased 4.7%, with new business down 46.1% and renewal business up 1.5%.

Our results continue to reflect the emphasis we place on agency relationships, providing consistent pricing, underwriting and competitive product offerings, and ease of doing business with our Fremont Complete technology platform. Retention continues in the 90’s with policy count up 1.7% from December 2009.

Net premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2010	2009	$ Change	% Change
Net Premiums Written:
Personal	$9,663,918	$8,618,199	$1,045,719	12.1%
Commercial	1,967,434	1,731,224	236,210	13.6%
Farm	1,081,106	1,103,049	(21,943)	(2.0%)
Marine	286,901	290,342	(3,441)	(1.2%)

	$12,999,359	$11,742,814	$1,256,545	10.7%

The increase in net premiums written is due to growth in direct premiums written of $1,671,000 offset by an increase of $414,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended March 31 are presented in the table below:

	2010	2009	$ Change	% Change
Net Premiums Earned:
Personal	$10,373,001	$9,351,382	$1,021,619	10.9%
Commercial	1,940,394	1,775,586	164,808	9.3%
Farm	1,189,077	1,223,103	(34,026)	(2.8%)
Marine	481,316	470,810	10,506	2.2%

	$13,983,788	$12,820,881	$1,162,907	9.1%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $1,473,000 offset by an increase of $310,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended March 31 are shown in the tables below:

	2010	2009	$ Change	% Change
Loss and LAE:
Personal	$7,113,700	$6,911,988	$201,712	2.9%
Commercial	1,040,337	1,113,710	(73,373)	(6.6%)
Farm	323,132	1,028,381	(705,249)	(68.6%)
Marine	50,711	167,114	(116,403)	(69.7%)

	$8,527,880	$9,221,193	$(693,313)	(7.5%)

Incurred Claim Count:
Personal	2,094	2,433	(339)	(13.9%)
Commercial	225	227	(2)	(0.9%)
Farm	75	150	(75)	(50.0%)
Marine	31	38	(7)	(18.4%)

	2,425	2,848	(423)	(14.9%)

Average Loss and LAE per Claim:
Personal	$3,397	$2,841	$556	19.6%
Commercial	4,624	4,906	(282)	(5.8%)
Farm	4,308	6,856	(2,548)	(37.2%)
Marine	1,636	4,398	(2,762)	(62.8%)

	$3,517	$3,238	$279	8.6%

Loss and LAE Ratio:
Personal	68.6%	73.9%
Commercial	53.6%	62.7%
Farm	27.2%	84.1%
Marine	10.5%	35.5%

	61.0%	71.9%

Overall, our loss experience during the first quarter of 2010 was much better compared to the first quarter of 2009 evidenced by the 10.9 percentage point decrease in our loss and LAE ratio. Our results and loss ratio during the first quarter of 2009 were negatively impacted by fire and winter weather related loss experience. Weather related losses during the first quarter of 2010 decreased 49.7% compared to the first quarter of 2009. The winter weather experienced in Michigan during the first quarter of 2010 was milder than the weather experienced in 2009.

The personal segment’s loss ratio dropped 5.3 percentage points to 68.6% for the first quarter 2010. The lower loss ratio was impacted by a decline in weather related losses, which were down 46.3%, offset by an increased loss ratio experienced in our personal auto line during the first quarter 2010. The commercial segment’s loss ratio decreased 9.1 percentage points to 53.6% for the first quarter of 2010. The lower loss ratio was impacted by fewer weather related losses, which were down 35.4%, as well as a lower loss ratio in the workers compensation line during the first quarter of 2010. The farm segment’s loss ratio declined 56.9 percentage points as a result of fewer fire losses and weather related losses during the 2010 quarter.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended March 31 were as follows:

	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$2,235,837	$2,015,153	$220,684	11.0%
Other underwriting expenses	2,687,309	2,096,521	590,788	28.2%

Total policy acquisition and other underwriting expenses	$4,923,146	$4,111,674	$811,472	19.7%

Net premiums earned	$13,983,788	$12,820,881	$1,162,907	9.1%

Expense ratio	35.2%	32.1%	3.1%

Amortization of deferred policy acquisition costs (“DAC”) increased during the first quarter of 2010 as compared to the same period in 2009 as a result of increased earned premium volume. As a percentage of net premiums earned, DAC amortization increased slightly from 15.7% to 16.0% as a result of increased agent commissions paid to our top performing agencies. Other underwriting expenses as a percentage of net premiums earned increased from 16.4% for the first quarter 2009 to 19.2% for the first quarter of 2010. The increase was driven by increased legal fees and salaries and benefits due to additional new hires.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended March 31 are as follows:

	2010	2009	Change	% Change
Fixed maturities	$472,130	$567,440	$(95,310)	(16.8%)
Equity securities	34,826	157	34,669	22082.2%
Cash and cash equivalents	11,460	20,834	(9,374)	(45.0%)

Gross investment income	518,416	588,431	(70,015)	(11.9%)
Less: Investment expenses	(78,205)	(87,246)	(9,041)	(10.4%)

Net investment income	$440,211	$501,185	$(60,974)	(12.2%)

Average invested assets (amortized cost basis)	$75,263,075	$68,587,357	$6,675,718	9.7%

Rate of return on average invested assets	2.3%	2.9%	(0.6%)

Gross investment income from the fixed portfolio declined during the first quarter of 2010 compared to 2009 due primarily to a lower yield environment and a reduction in portfolio duration. During the first quarter of 2010, the Company had sales and maturities of fixed maturity securities of approximately $16.9 million which generated realized gains of $287,480. Funds from the sales and maturities were reinvested at lower yields, leading to lower investment income during the quarter. The fixed portfolio duration at March 31, 2010 was 4.26 which remains lower than in prior quarters in order to provide reduced market value volatility of the portfolio in the case of rates rising from current levels. The portfolio remains well-diversified and maintains a laddered maturity structure to provide flexibility in the event of changing bond-market conditions.

The increase in gross income from the equity portfolio is due to the Company increasing its holdings of dividend paying common stocks. During the second quarter 2009, the Company began adding to its equity portfolio via purchases of common stocks and mutual funds. The decline in income from cash and cash equivalents is a result a lower average cash balance during the first quarter of 2010 compared to the same period in the prior year.

The table below summarizes the net realized gains generated during the three month period ended March 31:

	2010	2009	Change	% Change
Net realized gains - fixed maturities	$287,480	$253,825	$33,655	13.3%
Net realized gains (losses) - equity securities	72,321	(57,164)	129,485	226.5%

Total net realized gains	$359,801	$196,661	$163,140	83.0%

During the quarter ended March 31, 2010, the Company had sales and maturities of fixed maturity securities of approximately $16.9 million which generated realized gains of $287,480. In addition, the Company had equity sales of approximately $1.6 million which generated realized gains of $72,321. During the quarter ended March 31, 2009, the Company sold approximately $5.5 million in fixed maturity securities which generated realized gains of $253,825. In addition, the Company rebalanced a portion of the equity portfolio in order to realign the sector allocation within the portfolio. The rebalancing resulted in net realized losses of $57,164.

Income Tax Expense. During the quarters ended March 31, 2010 and 2009, the Company recorded income tax expense of approximately $461,000 and $52,000, respectively. The increase is due to higher pre-tax income in the 2010 quarter compared to the prior year quarter. The effective tax rate for the quarter ended March 31, 2010 was 30.9% compared to 15.7% in the prior year quarter. The increase in the effective tax rate is due to increased income from underwriting during the first quarter 2010 as compared to the prior year quarter.

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

Cash flow provided by (used in) operations was $1,156,000 and ($992,000) for the three months ended March 31, 2010 and 2009, respectively, an increase of $2,148,000. During the three months ended March 31, 2010 as compared to the same period in 2009, net premiums collected increased $1,435,000, net loss and LAE payments decreased $2,740,000, policy acquisition and other underwriting expenses paid increased $1,351,000 and federal income taxes paid increased $650,000. Other cash used in operations increased $26,000 during the three months ended March 31, 2010 compared to the same period in 2009.

During the three months ended March 31, 2010 and 2009, cash flow (used in) provided by investing activities was ($1,227,000) and $4,997,000, respectively. Net cash invested into the investment portfolio was $619,000 during the quarter ended March 31, 2010 while capital expenditures were approximately, $620,000. We continue to invest in our technology platform including our web-based rating software, Fremont Complete, as well as our back-end policy administration software.

Cash provided by financing activities was $124,000 and $125,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, financing activities consisted of the issuance of common stock which generated $256,000 in proceeds, share repurchases of approximately $82,000 and a cash dividend of $70,000 paid to stockholders.

The Company paid a quarterly cash dividend of $.04 per common share on March 31, 2010 which totaled approximately $70,000. The Board’s current intention is evaluate each quarter whether a cash dividend will be declared. The payment of future dividends will depend upon the availability of cash resources at the Holding Company, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

During the quarter ended March 31, 2010, the Company repurchased 3,090 shares of our common stock under a repurchase plan which was previously announced on May 8, 2008. The shares were repurchased at a cost of approximately $82,000, or $26.43 per share. See Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase program.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$50,598	$(4,785)
1%	52,994	(2,389)
0	55,383	—
-1%	57,765	2,382
-2%	60,140	4,757

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

There have not been any changes in our internal control over financial reporting, as defined by the Securities and Exchange Commission Rule 13a-15(f), during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and he does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2010, the Insurance Company can pay a non-extraordinary dividend of up to $3,694,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the Company continues to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one year unless it meets certain other requirements.

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

The following table sets forth the sales of unregistered securities under the Plan during the quarter ended March 31, 2010:

Recent Sales of Unregistered Securities

Date of Sale	Number of Shares Sold	Offering Price	Total Consideration Received
March 8, 2010	9,211	$22.16	$204,116

The following table sets forth the repurchases of common stock for the quarter ended March 31, 2010:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Month ended January 31, 2010	3,090	$26.43	3,090	38,660
Month ended February 28, 2010	—	$—	—	38,660
Month ended March 31, 2010	—	$—	—	38,660
Total	3,090	$26.43	3,090
(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: May 7, 2010	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance (principal financial and accounting officer)