Form 10-Q
period 2010-06-30
FREMONT MICHIGAN INSURACORP INC
filed 2010-08-13
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 9, 2010
COMMON STOCK (No Par Value)	1,768,682
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Investments:
Fixed maturities available for sale, at fair value	$56,761,140	$56,483,580
Equity securities available for sale, at fair value	11,579,174	11,183,580
Mortgage loans on real estate from related parties	235,693	239,303

Total investments	68,576,007	67,906,463
Cash and cash equivalents	11,849,624	7,063,679
Premiums due from policyholders, net	11,476,149	10,087,998
Receivable from sale of investments	70,607	—
Amounts due from reinsurers	10,346,145	7,859,452
Prepaid reinsurance premiums	2,355,241	1,856,343
Accrued investment income	550,378	600,648
Deferred policy acquisition costs	4,142,997	3,913,551
Deferred federal income taxes	3,361,703	3,155,625
Property and equipment, net of accumulated depreciation	3,547,566	2,787,134
Other assets	33,464	33,175

	$116,309,881	$105,264,068

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$26,292,580	$21,331,243
Unearned premiums	30,779,485	28,886,128
Reinsurance funds withheld and premiums ceded payable	69,440	96,697
Accrued expenses and other liabilities	11,930,695	8,905,213

Total liabilities	69,072,200	59,219,281

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,765,908 and 1,749,032 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	9,468,789	9,037,405
Retained earnings	37,314,717	36,332,648
Accumulated other comprehensive income	454,175	674,734

Total stockholders’ equity	47,237,681	46,044,787

Total liabilities and stockholders’ equity	$116,309,881	$105,264,068

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net premiums earned	$14,564,629	$13,197,608	$28,548,417	$26,018,489
Net investment income	413,939	438,980	854,150	940,165
Net realized gains on investments	862,207	14,833	1,222,008	211,494
Other income, net	154,305	179,185	311,722	323,351

Total revenues	15,995,080	13,830,606	30,936,297	27,493,499

Expenses:
Losses and loss adjustment expenses, net	10,953,852	8,773,377	19,481,732	17,994,570
Policy acquisition and other underwriting expenses	4,869,318	4,258,906	9,792,464	8,370,580

Total expenses	15,823,170	13,032,283	29,274,196	26,365,150

Income before federal income tax expense	171,910	798,323	1,662,101	1,128,349
Federal income tax expense	11,747	213,616	472,333	265,534

Net income	$160,163	$584,707	$1,189,768	$862,815

Earnings per share
Basic	$.09	$.33	$.68	$.49
Diluted	$.09	$.33	$.66	$.48

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2010

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	1,749,032	$9,037,405	$36,332,648	$674,734	$46,044,787
Comprehensive income:
Net income			1,189,768		1,189,768
Net unrealized losses on investments, net of tax				(193,102)	(193,102)
Amortization of prior service credit, net of tax				(28,275)	(28,275)
Amortization of net actuarial loss, net of tax				818	818

Total comprehensive income					969,209
Common stock issued	15,616	336,190			336,190
Stock options exercised	4,350	21,739			21,739
Tax benefit from stock options exercised		26,070			26,070
Common stock repurchased	(3,090)	(14,986)	(66,682)		(81,668)
Cash dividend			(141,017)		(141,017)
Stock-based compensation		62,371			62,371

Balance, June 30, 2010	1,765,908	$9,468,789	$37,314,717	$454,175	$47,237,681

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income	$1,189,768	$862,815
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	440,586	450,187
Deferred federal income taxes	(92,456)	71,388
Stock based compensation expense	62,371	62,264
Net realized gains on investments	(1,222,008)	(211,494)
Net amortization of premiums on investments	275,943	160,648
Excess tax benefit from stock options exercised	(26,070)	(2,319)
Changes in assets and liabilities:
Premiums due from policyholders	(1,388,151)	(673,246)
Amounts due from reinsurers	(2,486,693)	(634,785)
Prepaid reinsurance premiums	(498,898)	(138,955)
Accrued investment income	50,270	17,469
Deferred policy acquisition costs	(229,446)	(89,230)
Other assets	(289)	24,938
Losses and loss adjustment expenses	4,961,337	801,338
Unearned premiums	1,893,357	396,111
Reinsurance balances payable	(27,257)	(103,471)
Accrued expenses and other liabilities	(278,379)	2,948,600

Net cash provided by operating activities	2,623,985	3,942,258

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	27,170,772	13,288,933
Proceeds from sales of equity investments	6,951,113	156,377
Purchases of fixed maturity investments	(26,259,081)	(10,053,866)
Purchases of equity investments	(7,882,473)	(2,946,633)
Increase (decrease) in receivable from investments	3,217,723	(17,886)
Repayment of mortgage loan on real estate from related party	3,610	4,207
Purchase of property and equipment, net	(1,201,018)	(505,487)

Net cash provided by (used in) investing activities	2,000,646	(74,355)

Cash flows from financing activities:
Proceeds from issuance of common stock	357,929	237,610
Shares repurchases of common stock	(81,668)	(75,518)
Dividends paid to stockholders	(141,017)	(105,422)
Tax benefit from exercised stock options	26,070	2,319

Net cash provided by financing activities	161,314	58,989

Net increase in cash and cash equivalents	4,785,945	3,926,892
Cash and cash equivalents, beginning of period	7,063,679	6,576,564

Cash and cash equivalents, end of period	$11,849,624	$10,503,456

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

Certain 2009 amounts have been reclassified from the prior year financial statements to conform to the 2010 presentation.

2.	New Accounting Standards

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

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at June 30, 2010 and December 31, 2009 are as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,833,699	$107,734	$—	$5,941,433
States and political subdivisions	19,618,049	726,746	6,533	20,338,262
Corporate securities	15,253,969	358,757	26,772	15,585,954
Mortgage-backed securities	14,583,703	311,796	8	14,895,491

	55,289,420	1,505,033	33,313	56,761,140

Equity securities	13,185,766	299,662	1,906,254	11,579,174

Total	$68,475,186	$1,804,695	$1,939,567	$68,340,314

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,670,813	$30,533	$5,136	$5,696,210
States and political subdivisions	23,790,222	473,278	76,596	24,186,904
Corporate securities	12,514,810	198,936	26,830	12,686,916
Mortgage-backed securities	13,846,261	154,329	87,040	13,913,550

	55,822,106	857,076	195,602	56,483,580

Equity securities	11,687,346	829,461	1,333,227	11,183,580

Total	$67,509,452	$1,686,537	$1,528,829	$67,667,160

The cost or amortized cost and estimated fair value of fixed maturities at June 30, 2010, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,259,660	$2,279,692
Due after one year through five years	17,581,066	17,958,639
Due after five years through ten years	18,987,491	19,743,868
Due after ten years	1,877,499	1,883,450
Mortgage-backed securities	14,583,704	14,895,491

	$55,289,420	$56,761,140

Net realized gains (losses) on investments for the three and six months ended June 30 are as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross realized investment gains:
Fixed maturities	$367,467	$15,198	$654,948	$269,023
Equity securities	494,740	311	567,500	311

	862,207	15,509	1,222,448	269,334

Gross realized investment losses:
Fixed maturities	—	—	—	—
Equity securities	—	(676)	(440)	(57,840)

	—	(676)	(440)	(57,840)

Net realized gains on investments	$862,207	$14,833	$1,222,008	$211,494

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

The tables below show the total value of securities that were in an unrealized loss position as of June 30, 2010 and December 31, 2009 including the length of time they have been in an unrealized loss position. As of June 30, 2010 and December 31, 2009, unrealized losses, as shown in the following tables, were 2.4% and 2.0%, respectively, of total invested assets including cash and cash equivalents.

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	1,653,705	6,533	—	—	1,653,705	6,533
Corporate securities	2,646,315	26,772	—	—	2,646,315	26,772
Mortgage-backed securities	10,466	8	—	—	10,466	8

	4,310,486	33,313	—	—	4,310,486	33,313

Equity securities	3,552,427	359,548	4,304,787	1,546,706	7,857,214	1,906,254

Total	$7,862,913	$392,861	$4,304,787	$1,546,706	$12,167,700	$1,939,567

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,960,523	$5,136	$—	$—	$2,960,523	$5,136
States and political subdivisions	2,630,506	57,311	480,715	19,285	3,111,221	76,596
Corporate securities	3,689,734	26,830	—	—	3,689,734	26,830
Mortgage-backed securities	5,249,649	36,993	1,770,809	50,047	7,020,458	87,040

	14,530,412	126,270	2,251,524	69,332	16,781,936	195,602

Equity securities	103,878	5,771	6,197,433	1,327,456	6,301,311	1,333,227

Total	$14,634,290	$132,041	$8,448,957	$1,396,788	$23,083,247	$1,528,829

The following table shows the composition of the fixed maturities securities in unrealized loss positions at June 30, 2010 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody's Rating	Book Value	Fair Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$4,343,799	$4,310,486	$33,313	100.0%
2	BBB	Baa	—	—	—	—
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

			$4,343,799	$4,310,486	$33,313	100.0%

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

As of June 30, 2010, the portfolio included 9 fixed maturity securities and 149 equity securities in an unrealized loss position for less than 12 months and 11 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, all 9

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

were trading above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities.

As of June 30, 2010, the investment portfolio included 160 equity securities in an unrealized loss position. Of these 160 equity securities, 9 were trading below 75% of amortized cost, 30 were trading between 75% and 85% of amortized cost, 84 were trading between 86% and 95% of amortized cost and the remaining 37 were trading above 95% of amortized cost.

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following tables present our available-for-sale investments measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 classified by the valuation hierarchy (as discussed above):

	June 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,941,433	$1,447,641	$4,493,792	$—
States and political subdivisions	20,338,262	—	20,338,262	—
Corporate securities	15,585,954	—	15,585,954	—
Mortgage-backed securities	14,895,491	—	14,895,491	—

	56,761,140	1,447,641	55,313,499	—

Equity Securities	11,579,174	11,579,174	—	—

Total	$68,340,314	$13,026,815	$55,313,499	$—

	December 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,696,210	$1,632,250	$4,063,960	$—
States and political subdivisions	24,186,904	—	24,186,904	—
Corporate securities	12,686,916	—	12,686,916	—
Mortgage-backed securities	13,913,550	—	13,913,550	—

	56,483,580	1,632,250	54,851,330	—

Equity Securities	11,183,580	11,183,580	—	—

Total	$67,667,160	$12,815,830	$54,851,330	$—

5.	Comprehensive Income or Loss

The Company’s comprehensive income (loss) for the three and six months ended June 30 is as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$160,163	$584,707	$1,189,768	$862,815
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	(34,157)	984,326	613,423	986,891
Reclassification adjustment for realized (gain) loss on investments included in net income	(569,057)	(9,790)	(806,525)	(139,584)
Amortization of prior service credit	(14,139)	(14,137)	(28,275)	(28,276)
Amortization of net actuarial loss	409	169	818	338

Other comprehensive income (loss), net of tax	(616,944)	960,568	(220,559)	819,369

Comprehensive (loss) income	$(456,781)	$1,545,275	$969,209	$1,682,184

6.	Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$160,163	$584,707	$1,189,768	$862,815

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,761,387	1,758,400	1,756,861	1,751,505
Effect of dilutive stock options	41,467	34,929	42,808	34,494

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,802,854	1,793,329	1,799,669	1,785,999

Basic earnings per share	$0.09	$0.33	$0.68	$0.49
Diluted earnings per share	$0.09	$0.33	$0.66	$0.48

7.	Segment Information

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

Segment data for the three and six months ended June 30 are as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net premiums earned:
Personal lines	$10,793,111	$9,753,637	$21,166,112	$19,105,019
Commercial lines	2,044,596	1,721,143	3,984,990	3,496,729
Farm	1,243,485	1,248,223	2,432,562	2,471,326
Marine	483,437	474,605	964,753	945,415

Total net premiums earned	14,564,629	13,197,608	28,548,417	26,018,489

Expenses:
Loss and loss adjustment expenses:
Personal lines	8,447,945	6,500,129	15,561,645	13,412,117
Commercial lines	1,279,716	1,294,219	2,320,053	2,407,929
Farm	874,530	762,311	1,197,662	1,790,692
Marine	351,661	216,718	402,372	383,832

Total loss and loss adjustment expenses	10,953,852	8,773,377	19,481,732	17,994,570

Policy acquisition and other underwriting expenses:
Personal lines	3,262,318	2,582,172	6,533,090	5,463,824
Commercial lines	992,838	1,001,023	2,053,531	1,652,624
Farm	441,736	428,916	890,058	868,671
Marine	172,426	246,795	315,785	385,461

Total policy acquisition and other underwriting expenses	4,869,318	4,258,906	9,792,464	8,370,580

Underwriting gain (loss):
Personal lines	(917,152)	671,336	(928,623)	229,078
Commercial lines	(227,958)	(574,099)	(388,594)	(563,824)
Farm	(72,781)	56,996	344,842	(188,037)
Marine	(40,650)	11,092	246,596	176,122

Total underwriting gain (loss)	(1,258,541)	165,325	(725,779)	(346,661)
Net investment income	413,939	438,980	854,150	940,165
Net realized gains on investments	862,207	14,833	1,222,008	211,494
Other income, net	154,305	179,185	311,722	323,351

Income before federal income taxes	$171,910	$798,323	$1,662,101	$1,128,349

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following:

	June 30, 2010	December 31, 2009
Commissions payable	$2,836,450	$3,062,449
Advance premiums	$1,104,308	$734,618
Accrued salaries & employee benefits	760,709	1,114,020
Accumulated benefit obligation	1,804,442	1,819,308
Payable from investment purchases	3,288,662	13,002
Other	2,136,124	2,161,816

	$11,930,695	$8,905,213

9.	Other Postretirement Plan

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$1,944	$—	$3,890
Interest cost	25,354	26,285	50,706	52,570
Amortization of unrecognized prior service credit	(21,421)	(21,420)	(42,841)	(42,841)
Amortization of unrecognized net actuarial loss	620	253	1,240	507

Net periodic benefit cost	$4,553	$7,062	$9,105	$14,126

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the six months ended June 30, 2010 the Company has made contributions to the plan of approximately $78,000 which is the total contribution that the Company expects to contribute to the plan in 2010 to cover anticipated benefit payments.

10.	Reinsurance

The effect of reinsurance on premiums written and earned and losses and LAE incurred was as follows:

	Three Months Ended
	June 30, 2010		June 30, 2009
	Written	Earned	Written	Earned
Direct	$20,246,988	$17,553,769	$17,303,818	$15,903,886
Assumed	67,190	49,588	46,322	35,701
Ceded	(3,275,081)	(3,038,728)	(2,739,919)	(2,741,979)

Net premiums	$17,039,097	$14,564,629	$14,610,221	$13,197,608

	Six Months Ended
	June 30, 2010		June 30, 2009
	Written	Earned	Written	Earned
Direct	$36,333,570	$34,454,723	$31,719,502	$31,331,476
Assumed	80,630	66,119	60,860	52,774
Ceded	(6,375,744)	(5,972,425)	(5,427,327)	(5,365,761)

Net premiums	$30,038,456	$28,548,417	$26,353,035	$26,018,489

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss and LAE incurred	$12,197,514	$9,253,760	$23,662,511	$20,294,117
Reinsurance recoveries	(1,243,662)	(480,383)	(4,180,779)	(2,299,547)

Net loss and LAE incurred	$10,953,852	$8,773,377	$19,481,732	$17,994,570

11.	Federal Income Taxes

The provision for income taxes for the three and six months ended June 30 consists of the following:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current expense	$91,736	$97,079	$564,790	$194,147
Deferred expense (benefit)	(79,989)	116,537	(92,457)	71,387

Total	$11,747	$213,616	$472,333	$265,534

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Income before federal income taxes	$171,910		$798,323		$1,662,101		$1,128,349

Tax at statutory rate	58,449	34.0%	271,430	34.0%	565,114	34.0%	383,639	34.0%
Tax effect of :
Nontaxable investment income	(53,966)	(31.4%)	(60,740)	(7.6%)	(110,693)	(6.7%)	(122,357)	(10.9%)
Nondeductible expenses, net	8,379	4.9%	2,923	0.4%	19,027	1.2%	4,249	0.4%
Other, net	(1,115)	(0.7%)	3	0.0%	(1,115)	(0.1%)	3	0.0%

Federal income tax expense	$11,747	6.8%	$213,616	26.8%	$472,333	28.4%	$265,534	23.5%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of June 30, 2010 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

At June 30, 2010 and December 31, 2009 the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2010	December 31, 2009
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$482,861	$390,239
Unearned premium reserves	2,020,299	1,893,838
Postretirement benefits accrued	613,510	618,565
Unrealized losses on investments	45,856	—
Net operating loss carryforward	2,158,419	2,226,423
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	288,098	252,027

Total deferred federal income tax assets	5,966,740	5,738,789

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,459,975)	(1,364,651)
Unrealized gains on investments	—	(53,621)
Property and equipment	(131,152)	(141,626)
Other deferred tax liabilities	(3,873)	(13,229)

Total deferred federal income tax liabilities	(1,595,000)	(1,573,127)

Net deferred federal income tax asset	4,371,740	4,165,662
Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$3,361,703	$3,155,625

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 134 years. We market policies through approximately 175 independent insurance agencies. Fremont Insurance Company has a financial strength rating of “A-” (Excellent) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIR”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of June 30, 2010, we had approximately 72,900 policies in force and assets of $116.3 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and six months ended June 30, 2010 and 2009. The Company’s fiscal year ends on December 31.

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

Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. Specifically, on a quarterly basis, we review existing reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior accident years. We use historical paid and incurred losses and accident year data to derive expected ultimate loss and loss adjustment expense ratios by line of business. We then apply these expected loss and loss adjustment expense ratios to earned premiums to derive a reserve level for each line of business. In connection with the determination of the reserves, we also consider other specific factors such as recent weather-related losses, trends in historical paid losses, and legal and judicial trends with respect to theories of liability. Some of our business relates to coverage for short-term risks, and for these risks loss development is comparatively rapid and historical paid losses, adjusted for known variables, have been a reliable predictive measure of future losses for purposes of our reserving. Some of our business relates to longer-term risks, where the claims are slower to emerge and the estimate of damage is more difficult to predict. For these lines of business, more sophisticated actuarial methods, such as the Bornhuetter-Ferguson loss development methods must be employed to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at June 30, 2010.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Reported losses
Personal	$12,059	$8,443
Commercial	3,450	3,121
Farm	1,233	1,029
Marine	472	353

	17,214	12,946

IBNR losses
Personal	4,884	4,614
Commercial	3,442	3,030
Farm	422	416
Marine	331	325

	9,079	8,385

Total
Personal	16,943	13,057
Commercial	6,892	6,151
Farm	1,655	1,445
Marine	803	678

	$26,293	$21,331

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of June 30, 2010 and December 31, 2009, was approximately $105,000 and $151,000, respectively.

Investments. At June 30, 2010 and December 31, 2009, all of the Company’s investments are classified as available-for-sale and are investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported as a component of accumulated other comprehensive income or loss until realized.

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

At June 30, 2010 and December 31, 2009, the Company’s recoverable from reinsurers was comprised of the following:

	June 30, 2010	December 31, 2009
Paid losses and LAE	$1,240,607	$1,041,969
Unpaid losses and LAE	9,105,538	6,817,483

Amounts due from reinsurers	$10,346,145	$7,859,452

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

Results of Operations – Three Months Ended June 30, 2010 and 2009

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended June 30, 2010 and 2009. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2010	2009	Dollar	Percentage
Underwriting gain (loss)
Personal	$(917,152)	$671,336	$(1,588,488)	(236.6%)
Commercial	(227,958)	(574,099)	346,141	60.3%
Farm	(72,781)	56,996	(129,777)	(227.7%)
Marine	(40,650)	11,092	(51,742)	(466.5%)

Total underwriting gain	(1,258,541)	165,325	(1,423,866)	(861.3%)
Other revenue items
Net investment income	413,939	438,980	(25,041)	(5.7%)
Net realized gains on investments	862,207	14,833	847,374	5712.8%
Other income	154,305	179,185	(24,880)	(13.9%)

Total other revenue items	1,430,451	632,998	797,453	126.0%

Income before federal income taxes	171,910	798,323	(626,413)	(78.5%)
Federal income tax expense	(11,747)	(213,616)	201,869	(94.5%)

Net income	$160,163	$584,707	$(424,544)	(72.6%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended June 30, 2010 and 2009.

	2010	2009	Change	% Change
Direct premiums written	$20,246,988	$17,303,818	$2,943,170	17.0%

Net premiums written	$17,039,097	$14,610,221	$2,428,876	16.6%

Net premiums earned	$14,564,629	$13,197,608	$1,367,021	10.4%
Loss and LAE	10,953,852	8,773,377	2,180,475	24.9%
Policy acquisition and other underwriting expenses	4,869,318	4,258,906	610,412	14.3%

Underwriting gain (loss)	$(1,258,541)	$165,325	$(1,423,866)	(861.3%)

Loss and LAE ratio	75.2%	66.5%	8.7%
Policy acquisition and other underwriting expense ratio	33.4%	32.3%	1.1%
Combined ratio	108.6%	98.8%	9.8%

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

Direct premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2010	2009	$ Change	% Change
Direct Premiums Written:
Personal	$14,141,306	$12,137,212	$2,004,094	16.5%
Commercial	3,640,344	2,722,934	917,410	33.7%
Farm	1,540,906	1,513,144	27,762	1.8%
Marine	924,432	930,528	(6,096)	(0.7%)

	$20,246,988	$17,303,818	$2,943,170	17.0%

Direct written premiums for the personal segment increased 16.5% over 2009, due to growth in the personal auto line which was up 24.9% and the homeowner’s line which was up 9.2%. Growth was generated in each line from both new and renewal business. Personal auto new business increased 40.9% while renewal business grew 22.2%. Homeowner new business was up 37.1% and renewal business was up 5.4%.

The commercial segment was up 33.7% driven primarily by new business growth of 138.9%. Commercial renewal business was up 6.4%. During this quarter we were able to write several larger commercial accounts which led to the new business increase. Farm direct written premium was up 1.8%, with new business up 17.4% and renewal premiums up 2.4%. Direct written premium for the marine business decreased 0.7%, driven by renewal business which was down 2.7%. Marine new business premiums were up 10.7%.

Overall, direct written premiums were up 17.0%, with new business premiums up 59.1% and renewal premiums up 10.1%. These excellent results can be attributed to the agency relationships and automation we continue to invest in to make Fremont our independent agents company of choice.

Net premiums written by major business segment for the three months ended June 30 are presented in the table below:

	2010	2009	$ Change	% Change
Net Premiums Written:
Personal	$11,955,474	$10,386,262	$1,569,212	15.1%
Commercial	2,852,107	1,988,854	863,253	43.4%
Farm	1,342,932	1,353,224	(10,292)	(0.8%)
Marine	888,584	881,881	6,703	0.8%

	$17,039,097	$14,610,221	$2,428,876	16.6%

The increase in net premiums written is due to growth in direct premiums written of $2,943,000 offset by an increase of $514,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended June 30 are presented in the table below:

	2010	2009	$ Change	% Change
Net Premiums Earned:
Personal	$10,793,110	$9,753,637	$1,039,473	10.7%
Commercial	2,044,596	1,721,143	323,453	18.8%
Farm	1,243,485	1,248,223	(4,738)	(0.4%)
Marine	483,438	474,605	8,833	1.9%

	$14,564,629	$13,197,608	$1,367,021	10.4%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $1,650,000 offset by an increase of $283,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended June 30 are shown in the tables below:

	2010	2009	$ Change	% Change
Loss and LAE:
Personal	$8,447,945	$6,500,129	$1,947,816	30.0%
Commercial	1,279,717	1,294,219	(14,502)	(1.1%)
Farm	874,530	762,311	112,219	14.7%
Marine	351,660	216,718	134,942	62.3%

	$10,953,852	$8,773,377	$2,180,475	24.9%

Incurred Claim Count:
Personal	2,525	2,466	59	2.4%
Commercial	257	243	14	5.8%
Farm	133	137	(4)	(2.9%)
Marine	64	89	(25)	(28.1%)

	2,979	2,935	44	1.5%

Average Loss and LAE per Claim:
Personal	$3,346	$2,636	$710	26.9%
Commercial	4,979	5,326	(347)	(6.5%)
Farm	6,575	5,564	1,011	18.2%
Marine	5,495	2,435	3,060	125.7%

	$3,677	$2,989	$688	23.0%

Loss and LAE Ratio:
Personal	78.3%	66.6%
Commercial	62.6%	75.2%
Farm	70.3%	61.1%
Marine	72.7%	45.7%

	75.2%	66.5%

Incurred losses and LAE for the personal segment increased $1,948,000 as compared to the same quarter in 2009 causing the segment’s loss and LAE ratio to increase to 78.3% for the quarter ended June 30, 2010 as compared to 66.6% for the same quarter in 2009. During the 2010 quarter, losses from personal auto physical damage increased $690,000 while auto liability losses increased $785,000. The increased losses in auto are a result of elevated loss severity on both physical damage and liability coverage. The loss and LAE ratio for personal auto was 78.4% in the 2010 quarter compared to 60.6% in the prior year quarter. Losses from the homeowner’s product line increased $544,000 during the 2010 quarter as compared to 2009. The increase was a result of higher weather related losses, particularly hail and wind damage, which occurred during the quarter. The loss and LAE ratio for homeowners was 81.7% in the 2010 quarter compared to 74.3% in the 2009 quarter.

The commercial segment experienced a decrease of $15,000 in its loss and LAE while the loss and LAE ratio dropped to 62.6% in the quarter ended June 30, 2010 from 75.2% in the 2009 quarter. During the quarter, losses from fire and weather related damages as well as from commercial auto decreased as compared to the same quarter in 2009 while losses from workers compensation increased.

Incurred losses and LAE for the farm segment increased $112,000 compared to the same quarter in 2009. The increase was caused by higher weather related losses, particularly hail and wind damage, which occurred during the quarter offset by a reduction in large fire losses. The marine segment experienced an increase in loss and LAE due to higher casualty losses.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended June 30 were as follows:

	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$2,261,105	$2,040,632	$220,473	10.8%
Other underwriting expenses	2,608,213	2,218,274	389,939	17.6%

Total policy acquisition and other underwriting expenses	$4,869,318	$4,258,906	$610,412	14.3%

Net premiums earned	$14,564,629	$13,197,608	$1,367,021	10.4%

Expense ratio	33.4%	32.3%	1.1%

Amortization of deferred policy acquisition costs (“DAC”) increased during the second quarter of 2010 as compared to the same period in 2009 as a result of increased earned premium volume which increased 10.4%. Other underwriting expenses as a percentage of net premiums earned increased from 16.8% to 17.9% as a result of increased legal expenses.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended June 30 are as follows:

	2010	2009	Change	% Change
Fixed maturities	$455,339	$501,737	$(46,398)	(9.2%)
Equity securities	62,278	8,510	53,768	631.8%
Cash and cash equivalents	10,634	17,957	(7,323)	(40.8%)

Gross investment income	528,251	528,204	47	0.0%
Less: Investment expenses	(114,312)	(89,224)	25,088	28.1%

Net investment income	$413,939	$438,980	$(25,041)	(5.7%)

Average invested assets (amortized cost basis)	$78,137,110	$70,351,718	$7,785,392	11.1%

Rate of return on average invested assets	2.1%	2.5%	(0.4%)

Gross investment income from the fixed portfolio declined during the second quarter of 2010 compared to 2009 due primarily to sales and maturities in the portfolio which have been reinvested in the lower yield environment. During the second quarter of 2010, the Company had sales and maturities of approximately $9.1 million which generated realized gains of $367,467. A stalling economic recovery has led to lower interest rates, and the proceeds of the sales and maturities were therefore reinvested at lower yields. The securities purchased were of similar credit quality and duration as those sold. The fixed portfolio duration at June 30, 2010 was 4.35 which remains lower than in prior year quarters. At June 30, 2010, the tax equivalent book yield of the fixed portfolio was 3.69% compared to 4.50% as of June 30, 2009.

The increase in gross income from the equity portfolio is due to the Company increasing its holdings of dividend paying equity securities which began in the second quarter of 2009. The decline in income from cash and cash equivalents is a result of a lower average cash balance during the second quarter of 2010 compared to the same period in the prior year.

The table below summarizes the net realized gains generated during the three month period ended June 30:

	2010	2009	Change	% Change
Net realized gains - fixed maturities	$367,467	$15,198	$352,269	2317.9%
Net realized gains (losses) - equity securities	494,740	(365)	495,105	135645.2%

Total net realized gains (losses)	$862,207	$14,833	$847,374	5712.8%

During the quarter ended June 30, 2010 the Company recognized gains in both the fixed and equity portfolio. Given the volatility in both the equity and fixed markets, the Company decided to recognize a portion of the appreciation in the investment portfolio when the opportunity presented itself during the quarter. During the quarter ended June 30, 2009, the Company generated net realized gains in the fixed portfolio as a result of efforts to reduce the portfolios duration.

Income Tax Expense. During the quarters ended June 30, 2010 and 2009 the Company recorded income tax expense of approximately $12,000 and $214,000, respectively. The decrease is due to a decline in pre-tax income in the 2010 quarter compared to the prior year quarter. The effective tax rate for the quarter ended June 30, 2010 was 6.8% compared to 26.8% in the prior year quarter. The decrease in the effective tax rate is due to the fact that tax-exempt interest income earned during the second quarter of 2010 comprises a larger portion of pretax income for the quarter as compared to 2009.

Results of Operations – Six Months Ended June 30, 2010 and 2009

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the six months ended June 30, 2010 and 2009. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2010	2009	Dollar	Percentage
Underwriting gain (loss)
Personal	$(928,623)	$229,078	$(1,157,701)	(505.4%)
Commercial	(388,594)	(563,824)	175,230	31.1%
Farm	344,842	(188,037)	532,879	283.4%
Marine	246,596	176,122	70,474	40.0%

Total underwriting gain	(725,779)	(346,661)	(379,118)	(109.4%)
Other revenue items
Net investment income	854,150	940,165	(86,015)	(9.1%)
Net realized gains on investments	1,222,008	211,494	1,010,514	477.8%
Other income	311,722	323,351	(11,629)	(3.6%)

Total other revenue items	2,387,880	1,475,010	912,870	61.9%

Income before federal income taxes	1,662,101	1,128,349	533,752	47.3%
Federal income tax expense	(472,333)	(265,534)	(206,799)	77.9%

Net income	$1,189,768	$862,815	$326,953	37.9%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the six months ended June 30, 2010 and 2009.

	2010	2009	Change	% Change
Direct premiums written	$36,333,570	$31,719,502	$4,614,068	14.5%

Net premiums written	$30,038,456	$26,353,035	$3,685,421	14.0%

Net premiums earned	$28,548,417	$26,018,489	$2,529,928	9.7%
Loss and LAE	19,481,732	17,994,570	1,487,162	8.3%
Policy acquisition and other underwriting expenses	9,792,464	8,370,580	1,421,884	17.0%

Underwriting gain (loss)	$(725,779)	$(346,661)	$(379,118)	(109.4%)

Loss and LAE ratio	68.2%	69.2%	(1.0%)
Policy acquisition and other underwriting expense ratio	34.3%	32.2%	2.1%
Combined ratio	102.5%	101.4%	1.1%

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

Direct premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2010	2009	Change	% Change
Direct Premiums Written:
Personal	$25,871,910	$22,421,427	$3,450,483	15.4%
Commercial	6,360,562	5,304,006	1,056,556	19.9%
Farm	2,855,095	2,726,031	129,064	4.7%
Marine	1,246,003	1,268,038	(22,035)	(1.7%)

	$36,333,570	$31,719,502	$4,614,068	14.5%

The market continues to be very competitive for target market personal lines and commercial lines business. In personal lines we are starting to experience some rate hardening, however, commercial lines continues to be soft. Despite these market conditions, we continue to be able to increase volume of target market business. Direct premium written for the personal segment increased 15.4%, with personal auto up 20.8% and homeowners up 9.4%. New business for personal auto was up 19.6% while renewals were up 21.1%. Homeowner new business premium was up 19.3% with renewal premiums increasing 7.7%.

Direct premium written for the commercial segment increased 19.9% as a result of new business growth of 54.3%. During the second quarter we were able to write several larger commercial accounts which led to the new business increase. Commercial renewal premium was up 10.6%.

Direct premium written in the farm segment increased 4.7%, as a result of renewal premium growth of 7.0%. However, this was offset by a decrease in new business which was down 12.2% as a result of a larger new business account, of approximately $90,000, which was included in the 2009 premiums. Direct premium written for the marine segment decreased 1.7%, with new business down 5.6% and renewal business down 1.6%.

Our results continue to reflect the emphasis we place on agency relationships, providing consistent pricing, underwriting and competitive product offerings, and ease of doing business with our Fremont Complete technology platform. Our policy retention continues in the 90’s with policy count up 4.1% from December 2009.

Net premiums written by major business segment for the six months ended June 30 are presented in the table below:

	2010	2009	Change	% Change
Net Premiums Written:
Personal	$21,619,392	$19,004,461	$2,614,931	13.8%
Commercial	4,819,541	3,720,078	1,099,463	29.6%
Farm	2,424,038	2,456,273	(32,235)	(1.3%)
Marine	1,175,485	1,172,223	3,262	0.3%

	$30,038,456	$26,353,035	$3,685,421	14.0%

The increase in net premiums written is due to the overall increase in direct premiums written of $4,614,000 offset by an increase of $929,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the six months ended June 30 are presented in the table below:

	2010	2009	Change	% Change
Net Premiums Earned:
Personal	$21,166,111	$19,105,019	$2,061,092	10.8%
Commercial	3,984,990	3,496,729	488,261	14.0%
Farm	2,432,562	2,471,326	(38,764)	(1.6%)
Marine	964,754	945,415	19,339	2.0%

	$28,548,417	$26,018,489	$2,529,928	9.7%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $3,123,000 offset by an increase of $593,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the six months ended June 30 are shown in the tables below:

	2010	2009	Change	% Change
Loss and LAE:
Personal	$15,561,645	$13,412,117	$2,149,528	16.0%
Commercial	2,320,054	2,407,929	(87,875)	(3.6%)
Farm	1,197,662	1,790,692	(593,030)	(33.1%)
Marine	402,371	383,832	18,539	4.8%

	$19,481,732	$17,994,570	$1,487,162	8.3%

Incurred Claim Count:
Personal	4,249	4,404	(155)	(3.5%)
Commercial	408	397	11	2.8%
Farm	184	256	(72)	(28.1%)
Marine	86	114	(28)	(24.6%)

	4,927	5,171	(244)	(4.7%)

Average Loss and LAE per Claim:
Personal	$3,662	$3,045	$617	20.3%
Commercial	5,686	6,065	(379)	(6.2%)
Farm	6,509	6,995	(486)	(6.9%)
Marine	4,679	3,367	1,312	39.0%

	$3,954	$3,480	$474	13.6%

Loss and LAE Ratio:
Personal	73.5%	70.2%
Commercial	58.2%	68.9%
Farm	49.2%	72.5%
Marine	41.7%	40.6%

	68.2%	69.2%

The increase in incurred loss and LAE in the personal segment resulted from higher losses in the personal auto product line. During the six months ended June 30, 2010, incurred losses from personal auto physical damage increased $705,000 while auto liability losses increased $1,520,000. The loss and LAE ratio for personal auto was 73.9% for the six months ended June 30, 2010 compared to 62.2% for the same period in 2009. The increase in the loss ratio for personal auto is due to increased severity and frequency from auto liability losses experienced during the 2010 period. The homeowner’s line had a loss ratio of 75.7% for the six months ended June 30, 2010 compared to 80.0% in 2009. The improvement in the homeowners’s loss ratio is due to growth in net premiums earned.

The commercial segment experienced a decrease of $88,000 in its loss and LAE while the loss and LAE ratio dropped to 58.2% for the six months ended June 30, 2010 from 68.9% in the 2009 period. The lower loss ratio in 2010 was due to a decrease in losses from weather related damages coupled with growth in net premiums earned. The farm segment’s loss ratio was 49.2% for the six months ended June 30, 2010 compared to 72.5% in the 2009 period. The lower loss ratio in 2010 is due to a large decline in fire related losses in 2010 as compared to 2009 as well as a decrease in weather related damages in 2010.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the six months ended June 30 were as follows:

	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$4,496,942	$4,055,785	$441,157	10.9%
Other underwriting expenses	5,295,522	4,314,795	980,727	22.7%

Total policy acquisition and other underwriting expenses	$9,792,464	$8,370,580	$1,421,884	17.0%

Net premiums earned	$28,548,417	$26,018,489	$2,529,928	9.7%

Expense ratio	34.3%	32.2%	2.1%

Amortization of deferred policy acquisition costs (“DAC”) increased during the 2010 period as compared to the same period in 2009 as a result of increased earned premium volume. As a percentage of net premiums earned DAC amortization increased slightly from 15.6% to 15.8%. Other underwriting expenses as a percentage of net premiums earned increased from 16.6% to 18.5% due to increase legal expenses.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the six months ended June 30 are as follows:

	2010	2009	Change	% Change
Fixed maturities	$927,469	$1,069,177	$(141,708)	(13.3%)
Equity securities	97,104	8,667	88,437	1020.4%
Cash and cash equivalents	22,094	38,791	(16,697)	(43.0%)

Gross investment income	1,046,667	1,116,635	(69,968)	(6.3%)
Less: Investment expenses	(192,517)	(176,470)	16,047	9.1%

Net investment income	$854,150	$940,165	$(86,015)	(9.1%)

Average invested assets (amortized cost basis)	$77,686,469	$70,886,816	$6,799,653	9.6%

Rate of return on average invested assets	2.2%	2.7%	(0.5%)

Gross investment income from the fixed portfolio declined during the six months ended June 30, 2010 compared to 2009 due primarily to sales and maturities in the portfolio which have been reinvested in the lower yield environment. During the 2010 period, the Company had sales and maturities of approximately $27.1 million which generated realized gains of $654,948. The proceeds of the sales and maturities were reinvested at lower yields which have reduced the income provided by the fixed portfolio. The securities purchased were of similar credit quality and duration as those sold. The fixed portfolio duration at June 30, 2010 was 4.35 which remains lower than in prior year quarters. At June 30, 2010, the tax equivalent book yield of the fixed portfolio was 3.69% compared to 4.50% as of June 30, 2009.

The increase in gross income from the equity portfolio is due to the Company increasing its holdings of dividend paying equity securities which began in the second quarter of 2009. The decline in income from cash and cash equivalents is a result of a lower average cash balance during the 2010 period compared to the same period in the prior year.

The table below summarizes the net realized gains generated during the six months ended June 30, 2010 and 2009:

	2010	2009	Change	% Change
Net realized gains - fixed maturities	$654,948	$269,024	$385,924	143.5%
Net realized gains (losses) - equity securities	567,060	(57,530)	624,590	1085.7%

Total net realized gains	$1,222,008	$211,494	$1,010,514	477.8%

During the six months ended June 30, 2010 the Company recognized gains in both the fixed and equity portfolio. Given the volatility in both the equity and fixed markets, the Company decided to recognize a portion of the appreciation in the investment portfolio when the opportunity presented itself.

Income Tax Expense. During the six months ended June 30, 2010 and 2009 the Company recorded income tax expense of approximately $472,000 and $266,000, respectively. The increase is due to higher pre-tax income in 2010 compared to the prior year period. The effective tax rate for the six months ended June 30, 2010 was 28.4 % compared to 23.5% in the prior year period. The increase in the effective tax rate is due to higher non-deductible expenses and the fact that tax-exempt interest income earned in 2010 made up a smaller component of pre-tax income as compared to 2009.

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

Cash flow provided by operations was $2,624,000 and $3,942,000 for the six months ended June 30, 2010 and 2009, respectively, a decrease of $1,318,000. During the six months ended June 30, 2010 as compared to the same period in 2009, net premiums collected increased $3,104,000, net loss and LAE payments decreased $821,000, policy acquisition and other underwriting expenses paid increased $3,668,000 and federal income taxes paid increased $1,600,000. Other cash provided by operations increased $25,000 during the six months ended June 30, 2010 compared to the same period in 2009.

During the six months ended June 30, 2010, cash flow provided by investing activities was $2,001,000 while during the same period in 2009 cash flow used in investing activities was $74,000. The increase in cash flow from investing activities is a result of increased sales and maturities in the investment portfolio during the 2010 period as compared to 2009 offset by higher capital expenditures in 2010 due to continued development of the commercial package web-based rating platform.

Cash provided by financing activities was $161,000 and $59,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, financing activities consisted of the issuance of common stock which generated $358,000 in proceeds, share repurchases of approximately $82,000 and cash dividends of $141,000 paid to stockholders.

During the six months ended June 30, 2010, the Company has paid two quarterly cash dividends of $.04 per common share each, collectively totaling $141,000. The Board’s current intention is to evaluate each quarter whether a cash dividend will be declared. The payment of future dividends will depend upon the availability of cash resources at the Holding Company, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

During the six months ended June 30, 2010, the Company repurchased 3,090 shares of our common stock under a repurchase plan which was previously announced on May 8, 2008. The shares were repurchased at a cost of approximately $82,000, or $26.43 per share. See Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase program.

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future

Changes in Interest Rates

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$51,662	$(5,099)
1%	54,233	(2,528)
0	56,761	—
-1%	59,248	2,487
-2%	61,694	4,933

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

The following table sets forth the sales of unregistered securities under the Plan during the quarter ended June 30, 2010:

Recent Sales of Unregistered Securities

Date of Sale	Number of Shares Sold	Offering Price	Total Consideration Received
June 5, 2010	4,886	$19.43	$94,935

The following table sets forth the repurchases of common stock for the quarter ended June 30, 2010:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Month ended April 30, 2010	—	$—	—	38,660
Month ended May 31, 2010	—	$—	—	38,660
Month ended June 30, 2010	—	$—	—	38,660
Total	—		—
(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: August 13, 2010	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance (principal financial and accounting officer)