Form 10-Q
period 2010-09-30
FREMONT MICHIGAN INSURACORP INC
filed 2010-11-12
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of November 5, 2010
COMMON STOCK (No Par Value)	1,773,567
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
Assets
Investments:
Fixed maturities available for sale, at fair value	$58,698,879	$56,483,580
Equity securities available for sale, at fair value	16,769,379	11,183,580
Mortgage loans on real estate from related parties	233,836	239,303

Total investments	75,702,094	67,906,463
Cash and cash equivalents	6,848,776	7,063,679
Premiums due from policyholders, net	11,896,753	10,087,998
Receivable from sale of investments	11,914,817	—
Amounts due from reinsurers	9,541,258	7,859,452
Prepaid reinsurance premiums	2,486,184	1,856,343
Accrued investment income	513,779	600,648
Deferred policy acquisition costs	4,394,054	3,913,551
Deferred federal income taxes	2,870,194	3,155,625
Property and equipment, net of accumulated depreciation	3,561,267	2,787,134
Other assets	43,715	33,175

	$129,772,891	$105,264,068

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$26,233,133	$21,331,243
Unearned premiums	32,652,233	28,886,128
Reinsurance funds withheld and premiums ceded payable	67,958	96,697
Accrued expenses and other liabilities	21,560,607	8,905,213

Total liabilities	80,513,931	59,219,281

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,773,567 and 1,749,032 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	9,631,339	9,037,405
Retained earnings	38,205,414	36,332,648
Accumulated other comprehensive income	1,422,207	674,734

Total stockholders’ equity	49,258,960	46,044,787

Total liabilities and stockholders’ equity	$129,772,891	$105,264,068

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net premiums earned	$15,059,899	$13,561,708	$43,608,316	$39,580,197
Net investment income	388,147	533,649	1,242,297	1,473,814
Net realized gains on investments	1,404,816	51,974	2,626,824	263,468
Other income, net	160,217	163,478	471,939	486,829

Total revenues	17,013,079	14,310,809	47,949,376	41,804,308

Expenses:
Losses and loss adjustment expenses, net	10,965,808	7,940,906	30,447,540	25,935,476
Policy acquisition and other underwriting expenses	4,605,975	4,237,706	14,398,439	12,608,286

Total expenses	15,571,783	12,178,612	44,845,979	38,543,762

Income before federal income tax expense	1,441,296	2,132,197	3,103,397	3,260,546
Federal income tax expense	443,753	664,312	916,086	929,846

Net income	$997,543	$1,467,885	$2,187,311	$2,330,700

Earnings per share
Basic	$.56	$.84	$1.24	$1.33
Diluted	$.55	$.82	$1.21	$1.31

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2010

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	1,749,032	$9,037,405	$36,332,648	$674,734	$46,044,787
Comprehensive income:
Net income			2,187,311		2,187,311
Net unrealized gains on investments, net of tax				788,659	788,659
Amortization of prior service credit, net of tax				(42,413)	(42,413)
Amortization of net actuarial loss, net of tax				1,227	1,227

Total comprehensive income					2,934,784
Common stock issued	20,501	427,589			427,589
Stock options exercised	9,898	63,557			63,557
Tax benefit from stock options exercised		45,859			45,859
Common stock repurchased	(5,864)	(35,895)	(102,585)		(138,480)
Cash dividend			(211,960)		(211,960)
Stock-based compensation		92,824			92,824

Balance, September 30, 2010	1,773,567	$9,631,339	$38,205,414	$1,422,207	$49,258,960

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income	$2,187,311	$2,330,700
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	713,031	684,387
Deferred federal income taxes	(99,630)	246,713
Stock based compensation expense	92,824	90,893
Net realized gains on investments	(2,626,824)	(263,468)
Net amortization of premiums on investments	455,541	249,959
Excess tax benefit from stock options exercised	(45,859)	(2,319)
Changes in assets and liabilities:
Premiums due from policyholders	(1,808,755)	(1,111,660)
Amounts due from reinsurers	(1,681,806)	(1,074,838)
Prepaid reinsurance premiums	(629,841)	(1,690,793)
Accrued investment income	86,869	28,302
Deferred policy acquisition costs	(480,503)	(279,755)
Other assets	(10,540)	17,361
Losses and loss adjustment expenses	4,901,890	510,331
Unearned premiums	3,766,105	2,003,555
Reinsurance balances payable	(28,739)	(114,728)
Accrued expenses and other liabilities	304,209	2,213,376

Net cash provided by operating activities	5,095,283	3,838,016

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	47,218,792	15,362,196
Proceeds from sales of equity investments	7,782,992	815,582
Purchases of fixed maturity investments	(47,387,230)	(15,247,633)
Purchases of equity investments	(12,049,433)	(4,670,168)
Increase in receivable from investments	419,824	948,499
Repayment of mortgage loan on real estate from related party	5,467	5,937
Proceeds from sale of property and equipment	—	16,150
Purchase of property and equipment, net	(1,487,164)	(776,575)

Net cash used in investing activities	(5,496,752)	(3,546,012)

Cash flows from financing activities:
Proceeds from issuance of common stock	491,146	281,956
Share repurchases of common stock	(138,479)	(231,518)
Dividends paid to stockholders	(211,960)	(157,834)
Tax benefit from exercised stock options	45,859	2,319

Net cash provided by (used in) financing activities	186,566	(105,077)

Net change in cash and cash equivalents	(214,903)	186,927
Cash and cash equivalents, beginning of period	7,063,679	6,576,564

Cash and cash equivalents, end of period	$6,848,776	$6,763,491

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In October 2010, updated guidance was issued to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have an impact on our financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.	Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$8,216,927	$138,159	$—	$8,355,086
States and political subdivisions	18,555,614	523,332	79,739	18,999,207
Corporate securities	16,171,162	300,108	50,665	16,420,605
Mortgage-backed securities	14,623,088	300,895	2	14,923,981

	57,566,791	1,262,494	130,406	58,698,879

Equity securities	16,548,823	1,320,251	1,099,695	16,769,379

Total	$74,115,614	$2,582,745	$1,230,101	$75,468,258

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,670,813	$30,533	$5,136	$5,696,210
States and political subdivisions	23,790,222	473,278	76,596	24,186,904
Corporate securities	12,514,810	198,936	26,830	12,686,916
Mortgage-backed securities	13,846,261	154,329	87,040	13,913,550

	55,822,106	857,076	195,602	56,483,580

Equity securities	11,687,346	829,461	1,333,227	11,183,580

Total	$67,509,452	$1,686,537	$1,528,829	$67,667,160

The cost or amortized cost and estimated fair value of fixed maturities at September 30, 2010, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$2,435,089	$2,441,568
Due after one year through five years	17,535,532	18,011,292
Due after five years through ten years	21,919,082	22,267,849
Due after ten years	1,054,000	1,054,190
Mortgage-backed securities	14,623,088	14,923,980

	$57,566,791	$58,698,879

Net realized gains (losses) on investments for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross realized investment gains:
Fixed maturities	$1,376,840	$10,000	$2,031,788	$279,023
Equity securities	88,560	43,539	656,060	43,850

	1,465,400	53,539	2,687,848	322,873

Gross realized investment losses:
Fixed maturities	—	—	—	—
Equity securities	(60,584)	(1,565)	(61,024)	(59,405)

	(60,584)	(1,565)	(61,024)	(59,405)

Net realized gains on investments	$1,404,816	$51,974	$2,626,824	$263,468

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

The table below shows the total value of securities that were in an unrealized loss position as of September 30, 2010 and December 31, 2009 including the length of time they have been in an unrealized loss position. As of September 30, 2010 and December 31, 2009, unrealized losses, as shown in the following tables, were 1.5% and 2.0%, respectively of total invested assets including cash and cash equivalents.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	6,354,814	79,739			6,354,814	79,739
Corporate securities	5,010,826	50,665	—	—	5,010,826	50,665
Mortgage-backed securities	3,168	2			3,168	2

	11,368,808	130,406	—	—	11,368,808	130,406

Equity securities	1,212,340	126,447	4,880,077	973,248	6,092,417	1,099,695

Total	$12,581,148	$256,853	$4,880,077	$973,248	$17,461,225	$1,230,101

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,960,523	$5,136	$—	$—	$2,960,523	$5,136
States and political subdivisions	2,630,506	57,311	480,715	19,285	3,111,221	76,596
Corporate securities	3,689,734	26,830	—	—	3,689,734	26,830
Mortgage-backed securities	5,249,649	36,993	1,770,809	50,047	7,020,458	87,040

	14,530,412	126,270	2,251,524	69,332	16,781,936	195,602

Equity securities	103,878	5,771	6,197,433	1,327,456	6,301,311	1,333,227

Total	$14,634,290	$132,041	$8,448,957	$1,396,788	$23,083,247	$1,528,829

The following table shows the composition of the fixed maturity securities in unrealized loss positions at September 30, 2010 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Book Value	Fair Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$11,499,214	$11,368,808	$(130,406)	100.0%
2	BBB	Baa	—	—	—	—
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

			$11,499,214	$11,368,808	$(130,406)	100.0%

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

As of September 30, 2010, the portfolio included 21 fixed maturity securities and 57 equity securities in an unrealized loss position for less than 12 months and 11 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, all 21 were trading above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities.

As of September 30, 2010, the investment portfolio included 68 equity securities in an unrealized loss position. Of these 68 equity securities, 5 were trading below 75% of amortized cost, 15 were trading between 75% and 85% of amortized cost, 22 were trading between 86% and 95% of amortized cost and the remaining 26 were trading above 95% of amortized cost.

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

The following tables present our available-for-sale investments measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 classified by the valuation hierarchy (as discussed above):

	September 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$8,355,086	$3,865,055	$4,490,031	$—
States and political subdivisions	18,999,207	—	18,999,207	—
Corporate securities	16,420,605	—	16,420,605	—
Mortgage-backed securities	14,923,981	—	14,923,981	—

	58,698,879	3,865,055	54,833,824	—

Equity Securities	16,769,379	16,769,379	—	—

Total	$75,468,258	$20,634,434	$54,833,824	$—

	December 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,696,210	$1,632,250	$4,063,960	$—
States and political subdivisions	24,186,904	—	24,186,904	—
Corporate securities	12,686,916	—	12,686,916	—
Mortgage-backed securities	13,913,550	—	13,913,550	—

	56,483,580	1,632,250	54,851,330	—

Equity Securities	11,183,580	11,183,580	—	—

Total	$67,667,160	$12,815,830	$54,851,330	$—

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

5.	Comprehensive Income

The Company’s comprehensive income for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$997,543	$1,467,885	$2,187,311	$2,330,700
Other comprehensive income, net of tax:
Unrealized gain on investments	1,908,940	2,216,906	2,522,363	3,203,797
Reclassification adjustment for realized gain on investments included in net income	(927,179)	(34,303)	(1,733,704)	(173,889)
Amortization of prior service credit	(14,138)	(14,137)	(42,413)	(42,411)
Amortization of net actuarial loss	409	163	1,227	501

Other comprehensive income (loss), net of tax	968,032	2,168,629	747,473	2,987,998

Comprehensive (loss) income	$1,965,575	$3,636,514	$2,934,784	$5,318,698

6.	Earnings per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$997,543	$1,467,885	$2,187,311	$2,330,700

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,769,119	1,746,202	1,760,992	1,749,718
Effect of dilutive stock options	37,103	37,132	40,525	35,734

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,806,222	1,783,334	1,801,517	1,785,452

Basic earnings per share	$0.56	$0.84	$1.24	$1.33
Diluted earnings per share	$0.55	$0.82	$1.21	$1.31

7.	Segment Information

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net premiums earned:
Personal lines	$11,171,853	$10,039,152	$32,337,965	$29,144,171
Commercial lines	2,164,525	1,766,009	6,149,515	5,262,738
Farm	1,236,367	1,278,854	3,668,929	3,750,180
Marine	487,154	477,693	1,451,907	1,423,108

Total net premiums earned	15,059,899	13,561,708	43,608,316	39,580,197

Expenses:
Loss and loss adjustment expenses:
Personal lines	8,249,597	6,190,893	23,811,242	19,603,010
Commercial lines	1,159,478	836,282	3,479,531	3,244,211
Farm	939,706	332,424	2,137,368	2,123,116
Marine	617,027	581,307	1,019,399	965,139

Total loss and loss adjustment expenses	10,965,808	7,940,906	30,447,540	25,935,476

Policy acquisition and other underwriting expenses:
Personal lines	3,175,583	2,830,864	9,708,673	8,294,688
Commercial lines	853,462	841,012	2,906,993	2,493,636
Farm	418,343	398,122	1,308,401	1,266,793
Marine	158,587	167,708	474,372	553,169

Total policy acquisition and other underwriting expenses	4,605,975	4,237,706	14,398,439	12,608,286

Underwriting gain (loss):
Personal lines	(253,327)	1,017,395	(1,181,950)	1,246,473
Commercial lines	151,585	88,715	(237,009)	(475,109)
Farm	(121,682)	548,308	223,160	360,271
Marine	(288,460)	(271,322)	(41,864)	(95,200)

Total underwriting gain (loss)	(511,884)	1,383,096	(1,237,663)	1,036,435
Net investment income	388,147	533,649	1,242,297	1,473,814
Net realized gains on investments	1,404,816	51,974	2,626,824	263,468
Other income, net	160,217	163,478	471,939	486,829

Income before federal income taxes	$1,441,296	$2,132,197	$3,103,397	$3,260,546

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following:

	September 30, 2010	December 31, 2009
Commissions payable	$3,186,742	$3,062,449
Advance premiums	1,198,828	734,618
Accrued salaries & employee benefits	887,881	1,114,020
Accumulated benefit obligation	1,827,390	1,819,308
Payable from investment purchases	12,334,973	13,002
Other	2,124,793	2,161,816

	$21,560,607	$8,905,213

9.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$1,946	$—	$5,836
Interest cost	25,354	26,286	76,060	78,856
Amortization of unrecognized prior service credit	(21,421)	(21,420)	(64,262)	(64,261)
Amortization of unrecognized net actuarial loss	620	253	1,860	760

Net periodic benefit cost	$4,553	$7,065	$13,658	$21,191

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the nine months ended September 30, 2010 the Company has made contributions to the plan of approximately $92,000 which is the total contribution that the Company expects to contribute to the plan in 2010 to cover anticipated benefit payments.

10.	Reinsurance

The effect of reinsurance on premiums written and earned and losses and LAE incurred was as follows:

	Three Months Ended
	September 30, 2010		September 30, 2009
	Written	Earned	Written	Earned
Direct	$20,313,328	$18,440,771	$17,979,342	$16,370,968
Assumed	27,138	26,948	16,256	17,186
Ceded	(3,540,306)	(3,407,820)	(2,875,128)	(2,826,446)

Net premiums	$16,800,160	$15,059,899	$15,120,470	$13,561,708

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Written	Earned	Written	Earned
Direct	$56,646,898	$52,895,494	$49,698,844	$47,702,444
Assumed	107,768	93,067	77,116	69,960
Ceded	(9,916,050)	(9,380,245)	(8,302,455)	(8,192,207)

Net premiums	$46,838,616	$43,608,316	$41,473,505	$39,580,197

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss and LAE incurred	$11,435,451	$8,685,976	$35,097,962	$28,980,093
Reinsurance recoveries	(469,643)	(745,070)	(4,650,422)	(3,044,617)

Net loss and LAE incurred	$10,965,808	$7,940,906	$30,447,540	$25,935,476

11.	Federal Income Taxes

The provision for income taxes for the three and nine months ended September 30 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current expense	$450,926	$488,987	$1,015,716	$683,134
Deferred expense (benefit)	(7,173)	175,325	(99,630)	246,712

Total	$443,753	$664,312	$916,086	$929,846

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Income before federal income taxes	$1,441,296		$2,132,197		$3,103,397		$3,260,546

Tax at statutory rate	490,041	34.0%	724,947	34.0%	1,055,155	34.0%	1,108,586	34.0%
Tax effect of :
Nontaxable investment income	(53,650)	(3.7%)	(59,480)	(2.8%)	(164,343)	(5.3%)	(181,837)	(5.6%)
Nondeductible expenses, net	7,361	0.5%	2,428	0.1%	26,388	0.8%	6,677	0.2%
Other, net	1	0.0%	(3,583)	(0.2%)	(1,114)	(0.0%)	(3,580)	(0.1%)

Federal income tax expense	$443,753	30.8%	$664,312	31.1%	$916,086	29.5%	$929,846	28.5%

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of September 30, 2010 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,971,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $1,010,000 will be maintained for the deferred tax asset associated with these amounts.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2010 and December 31, 2009, the tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	September 30, 2010	December 31, 2009
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$500,740	$390,239
Unearned premium reserves	2,145,064	1,893,838
Postretirement benefits accrued	621,312	618,565
Net operating loss carryforward	2,124,417	2,226,423
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	287,181	252,027

Total deferred federal income tax assets	6,036,411	5,738,789

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,549,587)	(1,364,651)
Unrealized gain on investments	(459,899)	(53,621)
Property and equipment	(143,058)	(141,626)
Other deferred tax liabilities	(3,636)	(13,229)

Total deferred federal income tax liabilities	(2,156,180)	(1,573,127)

Net deferred federal income tax asset	3,880,231	4,165,662
Valuation allowance	(1,010,037)	(1,010,037)

Net deferred tax asset	$2,870,194	$3,155,625

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines, farm and marine insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 134 years. We market policies through approximately 175 independent insurance agencies. Fremont Insurance Company has a financial strength rating of “A-” (Excellent) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Services (“OFIR”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of September 30, 2010, we had approximately 74,600 policies in force and assets of $129.8 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009. The Company’s fiscal year ends on December 31.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at September 30, 2010.

We have four business segments: personal, commercial, farm and marine. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Reported losses
Personal	$11,691	$8,443
Commercial	2,944	3,121
Farm	1,545	1,029
Marine	700	353

	16,880	12,946

IBNR losses
Personal	5,019	4,614
Commercial	3,575	3,030
Farm	425	416
Marine	334	325

	9,353	8,385

Total
Personal	16,710	13,057
Commercial	6,519	6,151
Farm	1,970	1,445
Marine	1,034	678

	$26,233	$21,331

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of September 30, 2010 and December 31, 2009, was approximately $94,000 and $151,000, respectively.

Investments. At September 30, 2010 and December 31, 2009, all of the Company’s investments are classified as available-for-sale and are investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported as a component of accumulated other comprehensive income or loss until realized.

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

At September 30, 2010 and December 31, 2009, the Company’s recoverable from reinsurers was comprised of the following:

	September 30, 2010	December 31, 2009
Paid losses and LAE	$1,146,535	$1,041,969
Unpaid losses and LAE	8,394,723	6,817,483

Amounts due from reinsurers	$9,541,258	$7,859,452

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

Results of Operations – Three Months Ended September 30, 2010 and 2009

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended September 30, 2010 and 2009. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2010	2009	Dollar	Percentage
Underwriting gain (loss)
Personal	$(253,327)	$1,017,395	$(1,270,722)	(124.9%)
Commercial	151,585	88,715	62,870	70.9%
Farm	(121,682)	548,308	(669,990)	(122.2%)
Marine	(288,460)	(271,322)	(17,138)	(6.3%)

Total underwriting gain (loss)	(511,884)	1,383,096	(1,894,980)	(137.0%)
Other revenue (expense) items
Net investment income	388,147	533,649	(145,502)	(27.3%)
Net realized gains on investments	1,404,816	51,974	1,352,842	2602.9%
Other income	160,217	163,478	(3,261)	(2.0%)

Total other revenue (expense) items	1,953,180	749,101	1,204,079	160.7%

Income before federal income taxes	1,441,296	2,132,197	(690,901)	(32.4%)
Federal income tax expense	443,753	664,312	(220,559)	(33.2%)

Net income	$997,543	$1,467,885	$(470,342)	(32.0%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended September 30, 2010 and 2009.

	2010	2009	Change	% Change
Direct premiums written	$20,313,328	$17,979,342	$2,333,986	13.0%

Net premiums written	$16,800,160	$15,120,470	$1,679,690	11.1%

Net premiums earned	$15,059,899	$13,561,708	$1,498,191	11.0%
Loss and LAE	10,965,808	7,940,906	3,024,902	38.1%
Policy acquisition and other underwriting expenses	4,605,975	4,237,706	368,269	8.7%

Underwriting gain (loss)	$(511,884)	$1,383,096	$(1,894,980)	(137.0%)

Loss and LAE ratio	72.8%	58.6%	14.2%
Policy acquisition and other underwriting expense ratio	30.6%	31.2%	(0.6%)
Combined ratio	103.4%	89.8%	13.6%

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

Direct premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2010	2009	$ Change	% Change
Direct Premiums Written:
Personal	$15,373,177	$13,436,661	$1,936,516	14.4%
Commercial	2,833,158	2,486,051	347,107	14.0%
Farm	1,532,334	1,482,675	49,659	3.3%
Marine	574,659	573,955	704	0.1%

	$20,313,328	$17,979,342	$2,333,986	13.0%

The market remains very competitive when it comes to target market business in all lines, especially in the commercial segment. We continue to outperform the industry in Michigan in our ability to grow our business in our target markets and continue to focus on those risks that provide long term growth and profit potential. All major lines, (personal, commercial, farm), are showing positive growth through September of 2010 which is attributed to the strong partnerships we have cultivated with our agents along with our focused efforts to provide competitive products and pricing for target market business.

Direct premiums written increased 13.0% during the quarter ended September 30, 2010. Renewal premiums increased 11.7% while new business premiums increased 20.0%. Direct premiums written for the personal segment increased 14.4%, driven by personal auto, up 23.5%, and homeowners, up 7.2%. During the quarter ended September 30, 2010, the personal segment experienced new business growth of 29.7% and renewal business growth of 12.6% as compared to the 2009 quarter. Personal auto new business premium increased 39.6% while renewal premium grew 20.5%. Homeowner new business premium increased 19.9% while renewal premium grew 5.5%. On September 15, 2010, an overall 9.6% rate increase was implemented in the homeowners product line and on October 1, 2010 an overall 7.2% rate increase was implemented in the personal auto product line.

The commercial segment experienced an increase of 14.0% in direct premiums written as a result of growth in renewal business of 15.5% and new business of 3.6%. All commercial products except for businessowners experienced an increase in premiums for the quarter. During the quarter, we rolled out the commercial package policy (CPP) product onto our web-based rating platform, Fremont Complete – NextGen. Our independent agents now have the ability to quote, rate and bind all of our commercial products using our web-based rating platform.

Farm direct premiums written increased 3.3% driven by growth in renewal business of 6.4% offset by a decline in new business of 33.6%. Direct premiums written for the marine segment were flat.

Net premiums written by major business segment for the three months ended September 30 are presented in the table below:

	2010	2009	$ Change	% Change
Net Premiums Written:
Personal	$12,864,619	$11,514,508	$1,350,111	11.7%
Commercial	2,081,292	1,719,723	361,569	21.0%
Farm	1,316,893	1,361,244	(44,351)	(3.3%)
Marine	537,356	524,995	12,361	2.4%

	$16,800,160	$15,120,470	$1,679,690	11.1%

The increase in net premiums written is due to growth in direct premiums written of $2,334,000 offset by an increase of $654,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended September 30 are presented in the table below:

	2010	2009	$ Change	% Change
Net Premiums Earned:
Personal	$11,171,854	$10,039,152	$1,132,702	11.3%
Commercial	2,164,525	1,766,009	398,516	22.6%
Farm	1,236,367	1,278,854	(42,487)	(3.3%)
Marine	487,153	477,693	9,460	2.0%

	$15,059,899	$13,561,708	$1,498,191	11.0%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $2,003,000 offset by an increase of $505,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended September 30 are shown in the tables below:

	2010	2009	$ Change	% Change
Loss and LAE:
Personal	$8,249,597	$6,190,893	$2,058,704	33.3%
Commercial	1,159,477	836,282	323,195	38.6%
Farm	939,706	332,424	607,282	182.7%
Marine	617,028	581,307	35,721	6.1%

	$10,965,808	$7,940,906	$3,024,902	38.1%

Incurred Claim Count:
Personal	2,937	2,480	457	18.4%
Commercial	314	241	73	30.3%
Farm	136	137	(1)	(0.7%)
Marine	116	124	(8)	(6.5%)

	3,503	2,982	521	17.5%

Average Loss and LAE per Claim:
Personal	$2,809	$2,496	$313	12.5%
Commercial	3,693	3,470	223	6.4%
Farm	6,910	2,426	4,484	184.8%
Marine	5,319	4,688	631	13.5%

	$3,130	$2,663	$467	17.5%

Loss and LAE Ratio:
Personal	73.8%	61.7%
Commercial	53.6%	47.4%
Farm	76.0%	26.0%
Marine	126.7%	121.7%

	72.8%	58.6%

The personal segment’s loss and LAE ratio increased to 73.8% due to losses in the personal auto product line, an increase in weather-related claims offset by a decline in fire related losses. The loss and LAE ratio for personal auto increased to 83.4% for the three months ended September 30, 2010 compared to 61.1% in the 2009 period. During the 2010 quarter, we have experienced an increase in both auto claim frequency as well as severity particularly from casualty related auto claims. Weather-related claims, primarily hail and wind damage, also increased in the 2010 quarter as compared to 2009 which drove up incurred losses in the homeowner and mobilowner product lines. The increased weather-related losses were somewhat offset by a decline in fire related losses during the 2010 quarter.

The commercial segment’s loss and LAE ratio increased to 53.6% for the three months ended September 30, 2010 compared to 47.4% for the 2009 period. The higher loss ratio is due to increased frequency and severity experienced in the businessowner and commercial auto product lines. The farm segment’s loss and LAE ratio was 76.0% during the three months ended September 30, 2010 compared to 26.0% in the 2009 period. The higher loss ratio is due to increased severity as a result of fire related losses experienced during the quarter. The marine segment’s loss and LAE ratio was up and was impacted by the increased seasonal activity which occurs during the Michigan boating season.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended September 30 were as follows:

	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$2,383,936	$2,148,216	$235,720	11.0%
Other underwriting expenses	2,222,039	2,089,490	132,549	6.3%

Total policy acquisition and other underwriting expenses	$4,605,975	$4,237,706	$368,269	8.7%

Net premiums earned	$15,059,899	$13,561,708	$1,498,191	11.0%

Expense ratio	30.6%	31.2%	(0.6%)

The increase in amortization of deferred policy acquisition costs (“DAC”) is a result of increased earned premium volume. As a percentage of net premiums earned DAC amortization remained at 15.8%. Other underwriting expenses as a percentage of net premiums earned dropped from 15.4% to 14.8% due to lower assessments from state mandated pools and associations, a decrease in allowances to agents and continued growth in net premiums earned.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended September 30 are as follows:

	2010	2009	Change	% Change
Fixed maturities	$432,669	$519,556	$(86,887)	(16.7%)
Equity securities	54,245	20,768	33,477	161.2%
Cash and cash equivalents	11,189	90,489	(79,300)	(87.6%)

Gross investment income	498,103	630,813	(132,710)	(21.0%)
Less: Investment expenses	(109,956)	(97,164)	12,792	13.2%

Net investment income	$388,147	$533,649	$(145,502)	(27.3%)

Average invested assets (amortized cost basis)	$80,879,364	$72,854,077	$8,025,287	11.0%

Rate of return on average invested assets	1.9%	2.9%	(1.0%)

Gross investment income from the fixed portfolio was lower in the 2010 quarter as compared to the same period in 2009 as a result of the realized gains from sales which have occurred over the past 2 years. As interest rates have declined, bonds in the portfolio, which had appreciated considerably, were sold to capture immediate realized gains, which are excluded from gross investment income. This has the effect of reducing the current and future gross investment income, while significantly increasing the income from net realized gains. The portfolio tax-equivalent book yield declined from 3.69% to 3.00% in the third quarter of 2010, as nearly $1.4 million in gains were realized. At September 30, 2010, the portfolio duration was 4.32.

The increase in income from the equity portfolio is due to higher dividend income as a result of the Company increasing its holdings of dividend paying common stocks. The decrease in interest income from cash and cash equivalents was affected by approximately $73,000 in interest received in the 2009 period as a result of a settlement of a claim. Excluding this item, interest from cash and cash equivalent decreased approximately $6,000 due to the current lower yield environment.

The table below summarizes the net realized gains generated during the three month period ended September 30:

	2010	2009	Change	% Change
Net realized gains - fixed maturities	$1,376,840	$10,000	$1,366,840	13668.4%
Net realized gains - equity securities	27,976	41,974	(13,998)	(33.3%)

Total net realized gains	$1,404,816	$51,974	$1,352,842	2602.9%

During the quarter ended September 30, 2010, the Company generated realized gains in the fixed portfolio of $1,377,000. As interest rates have declined, our fixed portfolio experienced an increase in unrealized gains. As a result, the Company decided to recognize a portion of the appreciation in the portfolio when the opportunity presented itself during the quarter. In the 2009 period, Company sold a bond which had previously been written down due to the issuer filing bankruptcy. The sale resulted in a net realized gain of $10,000.

Income Tax Expense. During the quarters ended September 30, 2010 and 2009, the Company recorded income tax expense of approximately $444,000 and $664,000, respectively, resulting in an effective tax rate of 30.8 % and 31.1%, respectively. The difference between the effective tax rate and the statutory rate of 34% is primarily due to tax exempt investment income.

Results of Operations – Nine Months Ended September 30, 2010 and 2009

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the nine months ended September 30, 2010 and 2009. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2010	2009	Dollar	Percentage
Underwriting gain (loss)
Personal	$(1,181,950)	$1,246,473	$(2,428,423)	(194.8%)
Commercial	(237,009)	(475,109)	238,100	50.1%
Farm	223,160	360,271	(137,111)	(38.1%)
Marine	(41,864)	(95,200)	53,336	56.0%

Total underwriting gain (loss)	(1,237,663)	1,036,435	(2,274,098)	(219.4%)
Other revenue (expense) items
Net investment income	1,242,297	1,473,814	(231,517)	(15.7%)
Net realized gains (losses) on investments	2,626,824	263,468	2,363,356	897.0%
Other income	471,939	486,829	(14,890)	(3.1%)

Total other revenue (expense) items	4,341,060	2,224,111	2,116,949	95.2%

Income before federal income taxes	3,103,397	3,260,546	(157,149)	(4.8%)
Federal income tax expense	916,086	929,846	(13,760)	(1.5%)

Net income	$2,187,311	$2,330,700	$(143,389)	(6.2%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the nine months ended September 30, 2010 and 2009.

	2010	2009	Change	% Change
Direct premiums written	$56,646,898	$49,698,844	$6,948,054	14.0%

Net premiums written	$46,838,616	$41,473,505	$5,365,111	12.9%

Net premiums earned	$43,608,316	$39,580,197	$4,028,119	10.2%
Loss and LAE	30,447,540	25,935,476	4,512,064	17.4%
Policy acquisition and other underwriting expenses	14,398,439	12,608,286	1,790,153	14.2%

Underwriting gain (loss)	$(1,237,663)	$1,036,435	$(2,274,098)	(219.4%)

Loss and LAE ratio	69.8%	65.5%	4.3%
Policy acquisition and other underwriting expense ratio	33.0%	31.9%	1.1%
Combined ratio	102.8%	97.4%	5.4%

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

Direct premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2010	2009	Change	% Change
Direct Premiums Written:
Personal	$41,245,087	$35,858,088	$5,386,999	15.0%
Commercial	9,193,720	7,790,057	1,403,663	18.0%
Farm	4,387,429	4,208,706	178,723	4.2%
Marine	1,820,662	1,841,993	(21,331)	(1.2%)

	$56,646,898	$49,698,844	$6,948,054	14.0%

Direct premiums written increased 14.0% during the nine months ended September 30, 2010. Renewal premiums increased 12.2% while new business premiums increased 23.7%. Direct premiums written for the personal segment increased 15.0%, driven by personal auto, up 21.8%, and homeowners, up 8.5%. During the nine months ended September 30, 2010, the personal segment experienced new business growth of 24.6% and renewal business growth of 14.2% as compared to the 2009 period. Personal auto new business premium increased 26.6% while renewal premium grew 20.9%. Homeowner new business premium increased 19.5% while renewal premium grew 6.8%. On September 15, 2010, an overall 9.6% rate increase was implemented in the homeowners product line and on October 1, 2010 an overall 7.2% rate increase was implemented in the personal auto product line.

The commercial segment experienced an increase of 18.0% in direct premiums written as a result of growth in renewal business of 9.6% and new business of 33.2%. All commercial products experienced an increase in premiums for the quarter. During the quarter, we rolled out the commercial package policy (CPP) product onto our web-based rating platform, Fremont Complete – NextGen. Our independent agents now have the ability to quote, rate and bind all of our commercial products using our web-based rating platform.

Farm direct premiums written increased 4.2% driven by growth in renewal business of 6.8% offset by a decline in new business of 17.6%. Direct premiums written for the marine segment are down as a result of the lack of demand for marine products given the current Michigan economy.

Net premiums written by major business segment for the nine months ended September 30 are presented in the table below:

	2010	2009	Change	% Change
Net Premiums Written:
Personal	$34,484,010	$30,518,969	$3,965,041	13.0%
Commercial	6,900,833	5,439,801	1,461,032	26.9%
Farm	3,740,931	3,817,517	(76,586)	(2.0%)
Marine	1,712,842	1,697,218	15,624	0.9%

	$46,838,616	$41,473,505	$5,365,111	12.9%

The increase in net premiums written is due to the overall increase in direct premiums written of $6,948,000 offset by an increase of $1,583,000 in ceded premiums written under the Company’s reinsurance agreements. The farm segment experienced a decline in net premiums written due to increased premiums ceded under our treaty reinsurance programs as a result of increased reinsurance costs associated with farm products.

Net premiums earned by major business segment for the nine months ended September 30 are presented in the table below:

	2010	2009	Change	% Change
Net Premiums Earned:
Personal	$32,337,965	$29,144,171	$3,193,794	11.0%
Commercial	6,149,515	5,262,738	886,777	16.9%
Farm	3,668,929	3,750,180	(81,251)	(2.2%)
Marine	1,451,907	1,423,108	28,799	2.0%

	$43,608,316	$39,580,197	$4,028,119	10.2%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $5,093,000 offset by an increase of $1,065,000 in ceded premiums earned under the Company’s reinsurance agreements. The farm segment experienced a decline in net premiums earned due to increased premiums ceded under our treaty reinsurance programs as a result of increased reinsurance costs associated with farm products.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the nine months ended September 30 are shown in the tables below:

	2010	2009	Change	% Change
Loss and LAE:
Personal	$23,811,242	$19,603,010	$4,208,232	21.5%
Commercial	3,479,531	3,244,211	235,320	7.3%
Farm	2,137,368	2,123,116	14,252	0.7%
Marine	1,019,399	965,139	54,260	5.6%

	$30,447,540	$25,935,476	$4,512,064	17.4%

Incurred Claim Count:
Personal	6,483	6,299	184	2.9%
Commercial	616	551	65	11.8%
Farm	273	345	(72)	(20.9%)
Marine	176	200	(24)	(12.0%)

	7,548	7,395	153	2.1%

Average Loss and LAE per Claim:
Personal	$3,673	$3,112	$561	18.0%
Commercial	5,649	5,888	(239)	(4.1%)
Farm	7,829	6,154	1,675	27.2%
Marine	5,792	4,826	966	20.0%

	$4,034	$3,507	$527	15.0%

Loss and LAE Ratio:
Personal	73.6%	67.3%
Commercial	56.6%	61.6%
Farm	58.3%	56.6%
Marine	70.2%	67.8%

	69.8%	65.5%

The increase in the loss and LAE ratio in the personal segment resulted from higher losses in the personal auto product line coupled with an increase in weather-related claims, particularly hail and wind damage. The loss and LAE ratio for personal auto was 77.2% for the nine months ended September 30, 2010 compared to 61.8% for the same period in 2009. The increase in the loss ratio for personal auto is due to increased severity and frequency from auto liability losses experienced during the 2010 period. The homeowner’s line had a loss ratio of 73.1% for the nine months ended September 30, 2010 and was affected by weather related losses experienced during the second and third quarters of 2010.

The commercial segment experienced an increase of $235,000 in its loss and LAE while the loss and LAE ratio dropped to 56.6% for the nine months ended September 30, 2010 from 61.6% in the 2009 period. The increase in incurred losses is due to an increase in both weather and fire related losses. Despite higher incurred losses, growth in commercial net premiums earned reduced the loss ratio as compared to the prior year period. The increase in the farm segment’s loss ratio is due to a small decline in the segment’s net premiums earned as a result of higher reinsurance costs.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the nine months ended September 30 were as follows:

	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$6,880,878	$6,204,001	$676,877	10.9%
Other underwriting expenses	7,517,561	6,404,285	1,113,276	17.4%

Total policy acquisition and other underwriting expenses	$14,398,439	$12,608,286	$1,790,153	14.2%

Net premiums earned	$43,608,316	$39,580,197	$4,028,119	10.2%

Expense ratio	33.0%	31.9%	1.1%

Amortization of deferred policy acquisition costs (“DAC”) increased during the 2010 period as compared to the same period in 2009 as a result of increased earned premium volume. As a percentage of net premiums earned DAC amortization increased slightly from 15.7% to 15.8%. Other underwriting expenses as a percentage of net premiums earned increased from 16.2% to 17.2% due to increase legal expenses.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the nine months ended September 30 are as follows:

	2010	2009	Change	% Change
Fixed maturities	$1,360,138	$1,588,733	$(228,595)	(14.4%)
Equity securities	151,349	29,435	121,914	414.2%
Cash and cash equivalents	33,284	129,280	(95,996)	(74.3%)

Gross investment income	1,544,771	1,747,448	(202,677)	(11.6%)
Less: Investment expenses	(302,474)	(273,634)	28,840	10.5%

Net investment income	$1,242,297	$1,473,814	$(231,517)	(15.7%)

Average invested assets (amortized cost basis)	$78,005,330	$71,089,717	$6,915,613	9.7%

Rate of return on average invested assets	2.1%	2.8%	(0.7%)

Gross investment income from the fixed portfolio continues to trend down in 2010 as compared to the same period in 2009 as a result of the realized gains from sales which have occurred over the past 2 years. As interest rates have declined, bonds in the portfolio, which had appreciated considerably, were sold to capture immediate realized gains, which are excluded from gross investment income. This has the effect of reducing the current and future gross investment income, while significantly increasing the income from net realized gains. The portfolio tax-equivalent book yield declined from 4.55% at September 30, 2009 to 3.00% as of September 30, 2010, as nearly $2.0 million in gains were realized. At September 30, 2010, the portfolio duration was 4.32.

The increase in income from the equity portfolio is due to higher dividend income as a result of the Company increasing its holdings of dividend paying common stocks. The decrease in interest income from cash and cash equivalent was affected by approximately $73,000 in interest received in the 2009 period as a result of a settlement of a claim. Excluding this item, interest from cash and cash equivalents decreased approximately $23,000 due to the lower yield environment as well as a lower average cash and cash equivalent balance in the 2010 period.

The table below summarizes the net realized gains generated during the nine months ended September 30, 2010 and 2009:

	2010	2009	Change	% Change
Net realized gains - fixed maturities	$2,031,788	$279,023	$1,752,765	628.2%
Net realized gains (losses) - equity securities	595,036	(15,555)	610,591	3925.3%

Total net realized gains	$2,626,824	$263,468	$2,363,356	897.0%

During the nine months ended September 30, 2010, the Company recognized gains in both the fixed and equity portfolios. Given the volatility in both the equity and fixed markets, the Company has recognized a portion of the appreciation in the investment portfolio when the opportunity presented itself.

Income Tax Expense. During the nine months ended September 30, 2010 and 2009, the Company recorded income tax expense of approximately $916,000 and $930,000, respectively. The effective tax rate for the nine months ended September 30, 2010 was 29.5% compared to 28.5% in the prior year period. The increase in the effective tax rate is due primarily to lower tax-exempt interest income earned in 2010 coupled with a small increase in nondeductible expenses in the 2010 period.

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

Cash flow provided by operations was $5,095,000 and $3,838,000 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $1,257,000. During the nine months ended September 30, 2010 as compared to the same period in 2009, net premiums collected increased $6,221,000, net loss and LAE payments increased $727,000, policy acquisition and other underwriting expenses paid increased $2,628,000 and federal income taxes paid increased $1,599,000. Other cash used by operations increased $10,000 during the nine months ended September 30, 2010 compared to the same period in 2009.

During the nine months ended September 30, 2010, cash flow used in investing activities was $5,497,000 while during the same period in 2009 cash flow used in investing activities was $3,546,000. During the 2010 period, the Company invested $4,015,000 into its fixed and equity portfolio while in the 2009 period it invested $2,792,000 into its portfolio. The increase in cash placed into the investment portfolio was affected by an increase in cash generated from operations. Capital expenditures for the 2010 period were $1,487,000 compared to $777,000 in the 2009 period. The majority of the 2010 expenditures are related to our investment in technology related projects including our web-based rating platform – Fremont Complete.

Cash provided by financing activities was $187,000 and cash used in financing activities was $105,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, financing activities consisted of the issuance of common stock which generated $537,000 in proceeds, share repurchases of approximately $138,000 and cash dividends of $212,000 paid to stockholders. During the same period in 2009, financing activities consisted of cash received of approximately $285,000 from the issuance of common stock, share repurchases of approximately $232,000 and a cash dividend of $158,000.

During the nine months ended September 30, 2010, the Company has paid three quarterly cash dividends of $.04 per common share, collectively totaling $212,000. The Board’s current intention is to evaluate each quarter whether a cash dividend will be declared. The payment of future dividends will depend upon the availability of cash resources at the Holding Company, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

During the nine months ended September 30, 2010 the Company repurchased 5,864 shares of our common stock under a repurchase plan which was previously announced on May 8, 2008. The shares were repurchased at a cost of approximately $138,000, or $23.62 per share. See Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for details of our share repurchase program.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$54,065	$(4,634)
1%	56,262	(2,437)
0	58,699	—
-1%	61,377	2,678
-2%	64,296	5,597

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

The following table sets forth the sales of unregistered securities under the Plan during the quarter ended September 30, 2010:

Recent Sales of Unregistered Securities

Date of Sale	Number of Shares Sold	Offering Price	Total Consideration Received
September 7, 2010	4,885	$18.71	$91,398

The following table sets forth the repurchases of common stock for the quarter ended September 30, 2010:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Month ended July 31, 2010	2,774	$20.48	2,774	35,886
Month ended August 31, 2010	—	$—	—	35,886
Month ended September 30, 2010	—	$—	—	35,886
Total	2,774	$20.48	2,774
(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: November 12, 2010	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance (principal financial and accounting officer)