Form 10-K
period 2010-12-31
FREMONT MICHIGAN INSURACORP INC
filed 2011-03-30
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates was $38,832,317 based on the closing sales price of $21.99 per share on June 30, 2010 as reported by the OTC Bulletin Board.

The number of shares outstanding of the registrant’s common stock, no par value, was 1,785,047 shares as of March 10, 2011.

FORWARD-LOOKING STATEMENTS

Fremont Michigan InsuraCorp, Inc. (the “Company”) and Fremont Insurance Company (the “Insurance Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in our filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Holding Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can find many of these statements by looking for words such as “believes,” “intends,” “expects,” “plans,” “anticipates,” “seeks,” “estimates,” “projects,” or similar expressions in this report. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

The forward-looking statements are subject to numerous assumptions, risks and uncertainties. We have identified several important factors that could cause actual results to differ materially from any results discussed, contemplated, projected, forecasted, estimated or budgeted in the forward-looking information. These factors, which are listed below, are difficult to predict and many are beyond our control:

•	future economic conditions and the legal and regulatory environment in Michigan;

•	the effects of weather-related and other catastrophic events;

•	financial market conditions, including, but not limited to, changes in fiscal, monetary and tax policies, interest rates and values of investments;

•	the impact of acts of terrorism and acts of war on investment and reinsurance markets;

•	inflation;

•	the cost, availability and collectability of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results;

•	technological change;

•	the ability to carry out our business plans;

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and changes that affect the cost of, or demand for, our products;

•	the effect of Federal legislative or regulatory matters; and

•	the effect of Federal or state judicial rulings.

Because forward-looking information is subject to various risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking information. Therefore, we caution you not to place undue reliance on this forward-looking information, which speaks only as of the date of this filing.

All subsequent written and oral forward-looking information attributable to the Company or the Insurance Company or any person acting on our behalf is expressly qualified in its entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to publicly release any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this filing.

PART I

ITEM 1. BUSINESS

OVERVIEW OF BUSINESS

The Insurance Company is a property and casualty insurance company that provides insurance products to individuals, farms and small businesses in Michigan. We were founded in 1876 and have served Michigan policyholders for over 134 years. We have 75 employees. We market our policies through approximately 172 independent insurance agencies. We have four business segments: personal, commercial, farm and marine. As of December 31, 2010, we had approximately 75,000 policies in force and assets of $120 million.

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

BUSINESS STRATEGIES

Our principal strategies for the future include:

Leveraging Technology

A key to success in continuing sustainable profitable growth is the emphasis on and delivery of enhanced smart underwriting business rules which complements existing agent knowledge and allows for straight through processing. An advanced, next generation technology platform will allow our agency force to efficiently quote, bind and issue both personal and commercial policies. We have had excellent success with our Fremont Complete platform which is our web-based rating platform. As of the end of 2010, agents are able to quote, bind and issue personal and commercial policies. Emphasis will continue to be placed on a single unified platform that will enable our agents to manage their policies from a billing, claims and documentation environment.

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

Increasing our Commercial Business

Our strategy remains to increase our market presence in commercial lines and to provide balance to our insurance portfolio. We continue to target small to middle market business focusing on main street accounts. Our continued endorsement with the Michigan Retailers Association strengthens this position. Our success in growing commercial lines is created by focusing on strong commercial based independent agents. Also, our web-based rating technology provides an “ease of doing business” as our agents can rate, underwrite and issue business through our Fremont Complete platform. We continue to focus on enhancements to our Fremont Complete platform which include rolling out several new endorsements and products to better position the Company in the commercial markets.

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

Diversification of Risk

The Company has emphasized risk diversification for the last decade particularly the diversification of risk related to the geographic concentration of insured property. This process is annually modeled and the results are a decision factor for new agency appointments and pricing. We are now licensed in Wisconsin and Indiana. Licensing in other surrounding states at agent request and also for risk diversification is in process. The first state will be Wisconsin for planned service from bordering Upper Michigan agents followed by Indiana.

Reducing our Ratio of Expenses to Net Premiums Earned

We are committed to improving profitability and our competitiveness by reducing our operating expenses. We will accomplish this by continuing to grow net premiums earned, weeding out operational inefficiencies through expanded use of technology, and ensuring that all products are appropriately priced.

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

Segment data for the years ended December 31, 2010, 2009 and 2008 is included in the footnotes to the financial statements which are included herein under Part II, Item 8—Financial Statements and Supplementary Data.

PRODUCTS

We offer a variety of property and casualty insurance products primarily designed to meet the insurance needs of property owners and small to mid sized businesses located in Michigan. The four primary segments of our business are personal, commercial, farm and marine. The following table presents the direct written premiums by major product line within each segment for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Direct premiums written:
Personal lines:
Homeowners	$21,438	$19,755	$18,228
Mobilowners	1,499	1,491	1,514
Personal auto	31,004	25,707	22,255
Dwelling	1,410	1,487	1,486

	55,351	48,440	43,483
Commercial lines:
Business owners	2,872	2,760	2,611
Commercial package	4,980	4,226	4,796
Commercial auto	1,937	1,515	1,021
Workers compensation	2,238	2,157	1,623

	12,027	10,658	10,051
Farm	5,876	5,662	5,257
Marine	2,065	2,096	2,092

Total	$75,319	$66,856	$60,883

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

We continue to focus on our branding efforts. We compete against many larger companies that have sizeable advertising budgets so we are very conscious of where and how we invest our branding and advertising dollars. During 2010, we were able to continue our partnership with the Pure Michigan® campaign which promotes Michigan businesses. We have used the Pure Michigan® logo in billboard, radio and television advertising in 2010 and have received very positive feedback from our customers. We have also continue to capitalize on the role of marketing partnerships such as the Company’s alliance with the Michigan Retailers Association (MRA). We are the endorsed property and casualty insurance carrier for MRA’s members.

Moving towards the social media blitz we have launched a Facebook, Linked-In and Twitter campaign. The Facebook page provides true functionality. The general public has access to our general product information, agency locator, tips and resources as well as providing them the opportunity to secure a real-time boat quote. To attract our existing customer base, we now allow complete access to manage their account. This allows them to interact with their accounts to view declaration pages, claims information, account information and submit payments via electronic check, debit and credit card. The Linked-In account also provides the general public the same information, but due to the vendor’s limitations our customer base is not provided the same functionality found on the Facebook page. Twitter has been used several times recently by publishing articles regarding winter risk management activities and an article on 10 ways to save money in 2011. This has been a convenient tool which allows the Company to immediately broadcast pertinent information.

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

We have, in the past, relied heavily on underwriting information gathered from outside sources. Motor Vehicle Reports are obtained from the State of Michigan on all auto and marine applications. An exchange of claims information is available through two independent firms or through inquiry to the prior insurer and is accessed for all applicable applications. We believe the financial stability and responsibility of the insured has emerged as a reliable indicator of future loss potential. Extensive independent analysis has been done to support this correlation in the industry. In the commercial lines, financial stability has always been an acceptable underwriting criteria and the Insurance Company obtains either a Dun & Bradstreet report or other financial information on every policy application. In personal lines, an Insurance Score is obtained on every submission and insureds are tiered to receive the appropriate premium for their score. An Insurance Score is a numerical score from 200 to 900, with a higher number being a better score, which is based on information in a person’s credit report maintained by one of the national credit reporting firms. The Insurance Company’s pricing is targeted to attract policyholders with above average Insurance Scores. Insured’s with an Insurance Score of 700 or more or a strong Dun & Bradstreet report are part of the Insurance Company’s target market in all lines. Although we target insureds with Insurance Scores of 700 and above, we have policies in effect where the relevant Insurance Scores are less than our target. In 2005, the Michigan Office of Financial and Insurance Regulation issued proposed rules to ban the use of a credit based insurance score, but the implementation of the rules were stayed through litigation. On July 8, 2010, the Michigan Supreme Court declared the proposed rules invalid and permanently enjoined enforcement. A further discussion on the use of credit based insurance scores is included under the heading “Insurance Scoring” in the “Regulation” section of Part 1, Item 1.

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

CLAIMS

As of December 31, 2010, the Insurance Company’s claims department includes its management team consisting of the Senior Vice President of Administration, Vice President of Claims who is a licensed attorney, two claims managers, one of which is a licensed attorney; additional department members include fourteen adjusters and two support staff. Claims are normally received from our independent agencies; more than half of which are received by electronic filing. Typically claims are assigned to an in-house adjuster who investigates and settles the claim. To a lesser extent, we assign claims to independent adjusters for limited purposes to assist in-house adjusters, and on occasion, independent adjusters are utilized for full assignments, including catastrophe events exceeding in-house capacity, or to adjust losses in remote locations outside of our in-house territories. Remote and independent adjusters report all information to the home office electronically. The majority of paper claim files are imaged and maintained electronically at the home office.

Claim reserve and settlement authority levels are established for adjusters and managers based upon level of experience. We have specialized teams to handle claims in the following segments: personal and commercial auto casualty and property, workers comp, commercial and personal lines property, including farm, and marine. The claims department is responsible for investigating all claims, obtaining necessary documentation, estimating the loss reserves, and resolving the claims. The Company takes a proactive approach to liability and defense cost management. The Company’s management team oversees subrogation recovery, coverage-related issues and litigation, including supervision of outside defense counsel and special projects. With the assistance of the claims management team, the company’s expeditious claims investigation protocol creates opportunities for exploration of an early negotiated resolution, where warranted, thereby avoiding protracted litigation and unnecessary legal expense. Additionally, claims management provides valuable instruction for claims adjusters, as well as legal advice in connection with the drafting and revision of our policy and application forms.

The Company’s claims department has completed several technology initiatives in recent years. We now have the ability to issue payments electronically to claimants and vendors. We continue to enhance the information and reports available to our agents. The Company implemented an electronic first notice of loss so that agents can submit a notice of loss to the Company and inquire about the status of a claim electronically from their agency management system. This new feature allows the agent to notify the Company quicker in the event of a loss and allows our adjusters to get in touch with the policyholder in a shorter time frame. We are currently designing a web-based electronic first notice of loss that an insured can initiate on-line. We have implemented electronic reporting to comply with federal and state reporting regulations. The Company continues to focus on eliminating paper and enhancing inquiry capabilities which are expected to yield increased operating efficiency for the Company and its agency force. We have investigated and identified an improved claims processing software package that will greatly enhance the efficiency of our claims adjusters and provide improved management reporting capabilities. We expect that the implementation of this software will begin in 2011.

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

Our Reinsurance Coverage. We utilize three primary categories of treaty reinsurance coverage to reduce the impact of major losses. These include multi-lines excess of loss coverage, catastrophe excess of loss coverage, and quota share coverage. We determine the amount and scope of reinsurance coverage to purchase each year based on our evaluation of the risks accepted, consultation with reinsurance professionals and a review of market conditions, including availability and cost. During the years ended December 31, 2010, 2009 and 2008 we ceded to reinsurers $13.3 million, $11.3 million and $10.7 million of earned premiums, respectively.

Multi- Lines Excess of Loss Coverage. The multi-lines excess of loss program is the Company’s primary reinsurance coverage. The excess of loss program is designed to help stabilize financial results, limit exposure on larger risks, and increase our underwriting capacity. The largest exposure retained by us on any one risk in 2010 was $175,000. The 2010 property coverage for this program provided up to $2,825,000 over the $175,000 retention per risk. The 2010 casualty coverage for this program provided up to $5,825,000 over the $175,000 retention. Our 2010 workers compensation reinsurance provided up to $11,825,000 coverage above the $175,000 retention.

Catastrophic Excess of Loss Coverage. Catastrophic reinsurance protects us from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, earthquake, blizzard, freezing temperatures, and other extraordinary events. The contract is designed to help stabilize underwriting results and to mitigate the effect of individual loss occurrences. In 2010, we had three layers of catastrophic excess of loss reinsurance providing coverage for up to $24,750,000 above the $1,250,000 retention. We had an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would lapse after the second event, in which case we would evaluate the need for a new contract for the remainder of the year. The 2010 reinstatement fees were 100% of the initial premium.

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

Facultative. We utilize facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce net liability on individual risks. Coverage is determined on each individual risk. In 2010, the Company obtained coverage ranging from $100,000 up to $59,000,000 for certain commercial and farm properties it insured.

Michigan Catastrophic Claim Association. The Insurance Company is a member of the Michigan Catastrophic Claim Association, or MCCA, a statutorily created non-profit association which provides mandatory reinsurance to its members. Michigan is the only state that offers unlimited personal injury protection benefits which are offered through no-fault auto insurance policies. The reinsurance provided by the MCCA indemnifies its members for 100% of the losses sustained under personal injury protection policies issued by the members in excess of specified retention amounts. From July 1, 2009 through June 30, 2010, the retention was $460,000 and from July 1, 2010 through June 30, 2011 the retention is $480,000. The MCCA must provide this reinsurance and the Insurance Company, like all insurance companies that write automobile insurance in Michigan, must accept and pay for the reinsurance.

Our Reinsurers. The financial stability of our reinsurers is an important consideration. The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. As of December 31, 2010, our largest reinsurers based on a percentage of ceded premiums written are set forth in the following table. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total ceded premiums written.

Reinsurer	Ceded Premiums Written	Percentage of Total	A.M. Best Rating
	(000’s)
Michigan Catastrophic Claims Association	$5,717	42.9%	(1)
QBE Reinsurance Corp	1,540	11.5%	A
TOA Re Insurance Company of America	1,209	9.1%	A
Axis Reinsurance Company	1,088	8.2%	A
Hartford Steam Boiler	1,015	7.6%	A+
Other	2,765	20.7%	A- or better

Total	$13,334	100.0%

(1)	The MCCA does not receive an A.M. Best rating.

The following table sets forth individual balances of loss and loss adjustment expenses recoverable from reinsurers on both paid and unpaid claims as of December 31, 2010. Except for the reinsurers listed below, no other individual reinsurer accounted for more than 5% of total loss and LAE recoverable from reinsurers.

Reinsurer	Loss and loss adjustment expenses recoverable	Percentage of Total Recoverable	A.M. Best Rating
	(000’s)
QBE Reinsurance Corp	$2,778	24.8%	A
TOA Re Insurance Company of America	2,351	21.0%	A
Axis Reinsurance Company	1,912	17.1%	A
Michigan Catastrophic Claims Association	1,507	13.5%	(1)
Hannover Ruckversicherungs—AG	1,191	10.6%	A
Dorinco Reinsurance Co.	956	8.5%	A-
Other	503	4.5%	A- or better

Total	$11,198	100.0%

(1)	The MCCA does not receive an A.M. Best rating.

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

The following table sets forth information concerning the composition of the Company’s investment portfolio at December 31:

	December 31, 2010
	Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,472,982	$7,397,044	$7,397,044	9.8%
States and political subdivisions	20,115,479	19,754,595	19,754,595	26.0%
Corporate securities	15,767,158	15,626,333	15,626,333	20.6%
Mortgage-backed securities	14,896,617	14,908,830	14,908,830	19.7%

Total fixed maturities	58,252,236	57,686,802	57,686,802	76.1%
Equity securities	16,838,326	18,121,044	18,121,044	23.9%

Total investments	$75,090,562	$75,807,846	$75,807,846	100.0%

At December 31, 2010, our fixed maturity portfolio had a fair value of approximately $58 million. All of the fixed maturity investments are rated by Moody’s as investment grade with an average credit quality rating of AA and an average duration of 4.6 years. The market value of our investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

At December 31, 2010, our equity portfolio included both mutual funds (29%) and stocks (71%). The mutual funds, as a percentage of total equities were spread among the following mutual fund types: large-cap—5%, mid-cap—4%, small-cap—14%, and international—6%. Sector allocation for stocks is as follows: basic materials 5%, bond equivalent 11%, communications 1%, consumer cyclical 6%, consumer non-cyclical 4%, energy 11%, financial 7%, healthcare 4%, industrials 6%, technology 8%, and utilities 8%.

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

At December 31, 2009, our equity portfolio included both mutual funds (61%) and stocks (39%). The mutual funds, as a percentage of total equities were spread among the following mutual fund types: large-cap— 15%, mid-cap—17%, small-cap—15%, specialty—2%, and international—12%. Sector allocation for stocks is as follows: basic materials 4%, bond equivalent 2%, communications 1%, consumer cyclical 3%, consumer non-cyclical 3%, energy 7%, financial 4%, healthcare 3%, industrials 3%, technology 7%, and utilities 2%.

The following table shows the rating distribution of the Company’s fixed maturity portfolio by rating as a percentage of fair value as of December 31, 2010:

	As of December 31, 2010
Rating (Moody’s, S&P, Fitch)	Fair Value	Percent of Fair Value
“AAA”	$22,305,875	38.7%
“AA”	19,754,595	34.2%
“AA-”	15,535,151	26.9%
No Rating	91,181	0.2%

Total Fixed maturities	$57,686,802	100.0%

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

The following two tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2010 and 2009.

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,541,392	$104,882	$—	$—	$5,541,392	$104,882
States and political subdivisions	13,026,682	536,708	—	—	13,026,682	536,708
Corporate securities	8,071,331	260,057	—	—	8,071,331	260,057
Mortgage-backed securities	8,980,215	96,129	—	—	8,980,215	96,129

	35,619,620	997,776	—	—	35,619,620	997,776

Equity Securities	1,585,866	71,112	4,338,739	413,733	5,924,605	484,845

Total	$37,205,486	$1,068,888	$4,338,739	$413,733	$41,544,225	$1,482,621

As of December 31, 2010, the portfolio included 64 fixed maturity securities and 32 equity securities in an unrealized loss position for less than 12 months and 9 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, 11 were trading between 91% and 95% of cost and 53 were trading above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities.

As of December 31, 2010, the investment portfolio included 41 equity securities in an unrealized loss position. Of these forty-one equity securities, 1 was trading under 75% of amortized cost, 3 were trading between 75% and 85% of amortized cost, 17 were trading between 86% and 95% of amortized cost and the remaining 20 were trading above 95% of amortized cost. Management believes that the analysis of each of these securities in addition to the fact that the Company has both the intent and ability to hold these securities until their recovery supports our view that these securities were not other-than-temporarily impaired.

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

The following table presents the maturity profile of our fixed maturity investments as of December 31, 2010 and 2009. As noted above the average duration of the portfolio at December 31, 2010 was 4.6 years compared to 4.8 years at December 31, 2009. Actual maturities of mortgaged-backed securities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures. These securities are presented separately in the maturity schedule due to the inherent risk associated with prepayment.

	December 31, 2010
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$1,439,746	$1,446,360	2.5%
Due after one year through five years	18,002,701	18,101,091	31.4%
Due after five years through 10 years	22,860,231	22,250,735	38.6%
Due after 10 years	1,052,940	979,785	1.7%
Mortgage-backed securities	14,896,618	14,908,831	25.8%

Total	$58,252,236	$57,686,802	100.0%

	December 31, 2009
	Amortized Cost	Fair Value	Percent of Fair Value
Due in one year or less	$2,800,704	$2,805,607	5.0%
Due after one year through five years	16,998,991	17,329,332	30.7%
Due after five years through 10 years	20,282,342	20,577,659	36.4%
Due after 10 years	1,893,808	1,857,432	3.3%
Mortgage-backed securities	13,846,261	13,913,550	24.6%

Total	$55,822,106	$56,483,580	100.0%

Management of Market Risk. We are subject to various market risk exposures, including interest rate risk and equity price risk. Our primary risk exposure is to changes in interest rates. We manage market risk through our investment committee and through the use of an outside professional investment management firm. We are vulnerable to interest rate changes because, like other insurance companies, we invest primarily in fixed maturity securities, which are interest-sensitive assets. Mortgage-backed securities, which make up approximately 25.8% of our investment portfolio, are particularly susceptible to interest rate changes. We invest primarily in classes of mortgage-backed securities that are less vulnerable to prepayment risk and, as a result, somewhat less sensitive to interest rate risk than other mortgage-backed securities.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$52,471	$(5,216)
1%	55,035	(2,652)
0	57,687	—
-1%	60,426	2,739
-2%	63,254	5,567

A.M. BEST RATING

A.M. Best, which rates insurance companies based on factors of concern to policyholders, has assigned Fremont Insurance Company a financial strength rating (FSR) of “A-” (Excellent) with a stable outlook. A.M. Best assigns “A-” ratings to companies that, in its opinion, have demonstrated an excellent ability to meet their ongoing insurance obligations. An “A-” rating is the fourth highest rating of the 16 A.M. Best rating categories.

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

We are licensed to write insurance in Michigan, Wisconsin and Indiana. The Company received its certificates of authority to write insurance in Wisconsin and Indiana during the first quarter of 2010. As of December 31, 2010, we have not yet appointed any agents or written any insurance in these two states. In Michigan, we are subject to supervision and regulation by the Michigan Office of Financial and Insurance Regulation (“OFIR”). OFIR requires the filing of annual, quarterly and other reports relating to the financial condition of insurance companies doing business in Michigan. The authority of the OFIR includes, among other things:

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

Ratio and Category	Action
2.0 or more	None - In compliance

1.5-1.99: Company Action	Company must submit a comprehensive plan to the regulatory authority discussing proposed corrective actions to improve its capital position

1.0-1.49: Regulatory Action	Regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be taken

0.7-0.99: Authorized Control	Regulatory authority may take any action it deems necessary, including placing the company under regulatory control

Less than 0.7: Mandatory Control	Regulatory authority is required to place the company under regulatory control

The Insurance Company has always exceeded the required levels of capital for compliance and has always been in compliance. There can be no assurance, however, that the capital requirements applicable to our business will not increase in the future. As of December 31, 2010, our risk-based capital authorized control level was $3,466,209 and our total adjusted capital was $42,193,594, yielding a ratio of 12.2.

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

NAIC values

		IRIS Ratios		Our Results
		Over	Under	2010
1	Gross Premiums Written to Surplus	900	—	179
2	Net Premiums Written to Surplus	300	—	147
3	Change in Net Premiums Written	33	(33)	12
4	Surplus Aid to Surplus	15	—	0
5	Two-Year Overall Operating Ratio	100	—	94
6	Investment Yield	6.5	3	1.9 (*)
7	Gross Change in Surplus	50	(10)	7
8	Change in Adjusted Surplus	25	(10)	7
9	Adjusted Liabilities to Liquid Assets	100	—	55
10	Gross Agents’ Balances to Surplus	40	—	1
11	One-Year Reserve Development to Surplus	20	—	(3)
12	Two-Year Reserve Development to Surplus	20	—	(7)
13	Estimated Current Reserve Deficiency to Surplus	25	—	(9)

(1)	“*” denotes results outside of the usual range
(2)	“—” denotes no lower limit on the range

As of December 31, 2010, all of the Company’s ratios were within the acceptable range except for the investment yield ratio. The Company’s investment yield ratio of 1.9 was below the lower end of the IRIS ratio due to the fact that interest rates remained at very low levels in 2010 compared to historic averages and the fact that the portfolio duration was decreased in order to lower market value volatility in the event of future rising interest rates.

Guaranty Fund. We participate in the Property and Casualty Guaranty Association of the State of Michigan (“PCGA”), which protects policyholders and claimants against losses due to insolvency of insurers. When an insurer becomes insolvent, the Association is authorized to assess member companies up to the amount of the shortfall of funds, including expenses. Member companies are assessed based on the type and amount of insurance written during the previous calendar year. We recognize a liability for insurance related assessments when an assessment has been imposed or information available indicates it is probable that an assessment will be imposed, or an event obligating us to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated. We incurred approximately $15,000 in assessments related to the PCGA in 2008. There were no assessments during 2010 or 2009.

Michigan Catastrophic Claim Association. Michigan’s no-fault law requires insurers to provide unlimited medical coverage to automobile accident victims. The cost of providing the unlimited medical coverage has somewhat offset the savings typically associated with a non-monetary threshold. In response, the Michigan Catastrophic Claim Association (“MCCA”), which is an unincorporated nonprofit association created by Michigan law, was established to spread the costs of medical coverage to all policyholders. The MCCA essentially acts as a reinsurer for all Michigan automobile insurers, reimbursing them for amounts paid on personal injury protection claims above a retention level. From July 1, 2009 through June 30, 2010, the MCCA retention was $460,000 and from July 1, 2010 through June 30, 2011 the retention is $480,000. This limit will increase incrementally to $500,000 by July 1, 2011. Every insurer engaged in writing automobile personal injury protection insurance coverage in Michigan is required to be a member of MCCA. Personal injury protection is included in automobile insurance. Member companies cede premiums which are based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and is not rated by A.M. Best.

Michigan Basic Property Insurance Association. The Michigan Basic Property Insurance Association (“MBPIA”) provides basic insurance to property-owners who cannot obtain insurance through insurance carriers in the normal course of business due to a high-risk exposure. The MBPIA assesses insurance carriers in Michigan for continuation of the association based on the amount of losses incurred by the association and the amount of net written premium of the carrier related to property insurance. There was no assessment in 2010. The assessment was approximately $105,000 and $77,000 in 2009 and 2008, respectively.

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

On January 12, 2005, the Governor of Michigan and the Commissioner of OFIR issued proposed rules to reduce base insurance rates and ban the use of insurance credit scores as a rating factor or as a basis to refuse to insure or limit coverage on personal insurance. The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit in Barry County Circuit Court seeking relief from the proposed ban. On April 25, 2005 the Barry County Circuit Court issued a final order in the matter of IIM, et al v. OFIR in favor of the IIM and allowing the use of insurance credit scores for underwriting and pricing. The Circuit Court declared that the proposed rules were illegal, invalid and unenforceable. It further ordered that OFIR was permanently enjoined from enforcing these rules. The Commissioner of OFIR appealed this ruling to the Michigan Court of Appeals. On September 22, 2008, the Michigan Court of Appeals vacated the judgment of the Barry County Circuit Court and ruled that the administrative rules to ban the use of credit-based insurance scoring were valid. IIM appealed the decision of the Michigan Court of Appeals to the Michigan Supreme Court. On July 8, 2010, the Michigan Supreme Court issued its opinion in the matter of IIM, et al v OFIR vacating the judgment of the Michigan Court of Appeals and reinstated the Barry County Circuit Court’s order declaring the OFIS rules invalid and permanently enjoining their enforcement.

Holding Company Regulation. Most states, including Michigan, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit OFIR and any other relevant insurance departments to examine the Insurance Company and the Company at any time, to require disclosure of material transactions between them and to require prior approval of transactions, such as extraordinary dividends from the Insurance Company to the Company. All transactions between companies within a holding company system must be fair and equitable to the insurance company. Under Michigan law, the maximum amount of dividends that may be paid by an insurer to its stockholders during any twelve-month period without approval of OFIR is the greater of 10% of the insurer’s surplus as reported on the most recent annual statement filed with OFIR or the net income, excluding realized capital gains, of the insurer for the twelve-month period covered by such annual statement.

Change in Control. The Michigan Insurance Code requires that the Insurance Commissioner receive prior notice and approve of a change of control in either the Insurance Company or the Company. The Insurance Code contains a complete definition of “control.” In simplified terms, a person, corporation or other entity would obtain “control” of the Insurance Company or the Company if they possessed, had a right to acquire possession or had the power to direct any other person acquiring possession, directly or indirectly, of 10% or more of the voting securities of either company. To obtain approval for a change of control, the proposed acquirer must file an application with the Insurance Commissioner containing detailed information such as the identity and background of the acquirer and its affiliates, the sources and amount of funds to be used to effect the acquisition, and financial information regarding the proposed acquirer.

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

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of specified issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA addresses, among other matters:

•	audit committees, including the independence of members, communications with auditors and selection and oversight of auditors;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers;

•	expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

•	disclosure of whether or not a company has adopted a code of ethics; and

•	various increased criminal penalties for violations of securities laws.

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

The Sarbanes-Oxley Act of 2002 requires new corporate governance standards, increased disclosures, expanded insider accountability, broadened sanctions and increased oversight by the Board and its committees. It also requires higher standards for the composition of the audit committee, heightens auditor independence, and limits non-audit services we can obtain from our outside auditor. Our costs for legal compliance may also increase.

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

On January 12, 2005, the Governor of Michigan and the Commissioner of OFIR issued proposed rules to reduce base insurance rates and ban the use of insurance credit scores as a rating factor or as a basis to refuse to insure or limit coverage on personal insurance. The Insurance Institute of Michigan (“IIM”), of which the Company is a member, mounted a legal challenge to the ban and filed a suit in Barry County Circuit Court seeking relief from the proposed ban. On April 25, 2005 the Barry County Circuit Court issued a final order in the matter of IIM, et al v. OFIR in favor of the IIM and allowing the use of insurance credit scores for underwriting and pricing. The Circuit Court declared that the proposed rules were illegal, invalid and unenforceable. It further ordered that OFIR was permanently enjoined from enforcing these rules. The Commissioner of OFIR appealed this ruling to the Michigan Court of Appeals. On September 22, 2008, the Michigan Court of Appeals vacated the judgment of the Barry County Circuit Court and ruled that the administrative rules to ban the use of credit-based insurance scoring were valid. IIM appealed the decision of the Michigan Court of Appeals to the Michigan Supreme Court. On July 8, 2010, the Michigan Supreme Court issued its opinion in the matter of IIM, et al v OFIR vacating the judgment of the Michigan Court of Appeals and reinstated the Barry County Circuit Court’s order declaring the OFIS rules invalid and permanently enjoining their enforcement.

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

Federal laws and regulations, including those that may be enacted in the wake of the recent or future financial and credit crises, may have adverse affects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act, and/or measures under the Dodd-Frank Act that establish the Federal Insurance Office and provide for a determination that a non-bank financial company presents systemic risk and therefore should be subject to heightened supervision by the Federal Reserve Board. Adoption or implementation of any of these measures may restrict our ability to conduct our insurance business, govern our corporate affairs or increase our cost of doing business. This regulation could include the ability to impose regulation and market conduct rules. Such federal regulation, if adopted and applicable to us, could impose significant burdens on us, potentially materially and adversely affecting our results of operations by reducing our revenues, increasing compliance costs and duplicating state regulation.

Even if we are not directly subject to regulation by the federal government, significant financial sector regulatory reform could have a significant impact on us. For example, regulatory reform could have an unexpected impact on our rights as a creditor or on our competitive position. Some legislative proposals may impose assessments on property and casualty insurance companies and related entities to pay for the resolution of other financial institution failures or insolvencies. Such costs could be material to us and difficult for us to estimate. Other potential changes in federal legislation, regulation and administrative policies, including the potential changes in federal taxation, could also significantly harm the insurance industry, including us.

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

Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for the past 3 years, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. These circumstances have also exerted downward pressure on stock prices and reduced access to the debt markets. This unprecedented market volatility and general decline in the equity markets has directly and materially affected our results of operations and our investment portfolio.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors—the amount of statutory income or losses generated by our insurance subsidiary (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiary must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiary. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current rating.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quotes on our common stock are published on the OTC Market Group—OTCQB under the symbol “FMMH”. We consider our common stock to be thinly traded, therefore, any reported bid or ask price may not reflect a true market-based valuation. The following table sets forth the high and low bid prices of our common stock as reported on the OTCQB and our quarterly dividends declared during the periods indicated. These bid quotations are inter-dealer prices without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

	High	Low	Dividends
December 31, 2010
First Quarter	$26.50	$22.50	$0.04
Second Quarter	$22.95	$20.00	$0.04
Third Quarter	$20.51	$19.98	$0.04
Fourth Quarter	$28.45	$21.00	$0.04

December 31, 2009
First Quarter	$15.85	$12.36	$0.03
Second Quarter	$15.00	$13.10	$0.03
Third Quarter	$20.25	$14.75	$0.03
Fourth Quarter	$26.25	$18.50	$0.04

Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects. The Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Liquidity and Capital Resources” section.

As of March 10, 2011, the Company had 102 shareholders of record. For purposes of this determination, Cede & Co., the nominee for the Depositary Trust Company which holds all but 48,014 shares of the Company’s outstanding shares, is treated as one holder.

Information relating to securities authorized for issuance under equity compensation plans is set forth under Part III, Item 12 of this report and is incorporated herein by reference.

On November 25, 2008, the Company’s Board of Directors adopted the Agent Stock Purchase Plan (“Plan”). The Plan provides for the sale of up to 100,000 shares of the Company’s Class A Common Stock over the five year estimated term of the Plan. The sales price is 90% of fair market value of the shares on the purchase date. The Plan has been established by the Company to provide incentive to independent insurance agencies that sell products and services of its subsidiary, Fremont Insurance Company, by enabling them to participate in the Company’s long-term growth and success and to help align their success with the interests of the Company’s stockholders.

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

The following table sets forth the sales of unregistered securities under the Plan during the year ended December 31, 2010:

Recent Sales of Unregistered Securities
Date of Sale	Number of Shares Sold	Offering Price	Total Consideration Received
March 5, 2010	9,211	$22.16	$204,116
June 5, 2010	4,886	$19.43	$94,935
September 7, 2010	4,885	$18.71	$91,398
December 6, 2010	6,107	$23.51	$143,576

The following table reflects the fact that there were no repurchases of common stock for the quarter ended December 31, 2010:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2010—October 31, 2010		$—	—	35,886
November 1, 2010—November 30, 2010	—	$—	—	35,886
December 1, 2010—December 31, 2010	—	$—	—	35,886

Total	—		—

(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the Company. You should read this data in conjunction with the Company’s consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Income Statement Data:
Direct premium written	$75,319	$66,856	$60,882	$53,956	$48,869
Net premium written	62,119	55,657	50,025	44,004	40,263
Net premium earned	59,057	53,532	47,503	42,774	39,249
Net investment income	1,633	1,965	2,213	2,165	1,888
Net realized investment gain (loss)	3,677	806	(127)	1,978	520
Other income, net	670	644	615	471	417

Total revenue	65,037	56,947	50,204	47,388	42,074

Net loss and loss adjustment expense	42,934	33,844	29,019	24,424	17,565
Policy acquisition and other underwriting expense	18,696	17,040	15,847	15,897	13,600
Interest expense	—	—	—	146	228

Total expenses	61,630	50,884	44,866	40,467	31,393

Income before federal income tax expense	3,407	6,063	5,338	6,921	10,681
Federal income tax expense	965	1,818	1,577	2,037	3,466

Net income	$2,442	$4,245	$3,761	$4,884	$7,215

Selected Balance Sheet Data:
Total investments	$76,040	$67,906	$58,766	$59,088	$56,910
Total assets	$119,859	$105,264	$94,118	$88,044	$85,877
Total liabilities	$70,876	$59,219	$54,803	$48,618	$51,447
Stockholders’ equity	$48,983	$46,045	$39,315	$39,426	$34,430
Other Data:
Net loss and LAE ratio (1)	72.7	63.2	61.1	57.1	44.8
Expense ratio (2)	31.7	31.8	33.4	37.2	34.6
GAAP combined ratio (3)	104.4	95.0	94.5	94.3	79.4
Statutory surplus	$42,194	$39,435	$33,169	$33,777	$33,670
Statutory premiums to surplus ratio (4)	1.47	1.41	1.51	1.30	1.20
Per Share Data:
Basic earnings per share	$1.38	$2.43	$2.12	$2.75	4.06
Diluted earnings per share	$1.35	$2.38	$2.08	$2.69	3.98

(1)	The net loss and loss adjustment expense (LAE) ratio is the net loss and LAE in relation to net premium earned.
(2)	The expense ratio is the policy acquisition and other underwriting expenses in relation to net premium earned.
(3)	The sum of net losses, loss adjustment expenses and policy acquisition and other underwriting expenses divided by net premiums earned. A combined ratio of less than 100% means a company is making an underwriting profit.
(4)	The ratio of net premiums written divided by ending statutory surplus.

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

The paid loss development method is mechanically identical to the incurred loss development method described above. The paid method does not rely on case reserves or claim reporting patterns in making projections. The validity of the results from using this development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple claim payments, legal changes, or variations in a company’s mix of business from year to year. Also, since the percentage of losses paid for immature years is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimates. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.

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

In estimating our loss reserves for the personal and commercial auto liability lines of business and the general liability line of business we relied on the incurred Bornhuetter-Ferguson method for accident years 2008 to 2010 and the incurred loss development for accident years prior to 2008. In estimating our loss reserves for the multi-peril lines of business (homeowners, farmowners and commercial) we relied on the incurred Bornhuetter-Ferguson method for the 2010 accident year and the incurred loss development for accident years prior to 2010. For the property lines of business including special property and personal and commercial auto physical damage we relied on the incurred loss development method for all accident years. For the workers’ compensation line of business we relied on an average of the incurred and paid Bornhuetter-Ferguson methods for accident years 2007 to 2010 and the paid loss development method for all prior years.

Each month, we review our loss reserves to ascertain whether new developments have occurred which would require adjustment to our ultimate loss estimates. The review involves roundtable discussion involving the claims, accounting and underwriting departments. Discussion is generally focused on claims involving liability and those claims that involve significant judgment. Because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on the Company’s results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at December 31, 2010.

The following table shows the breakdown of our gross loss reserves between reported losses and IBNR losses by segment (in thousands):

	December 31,
	2010	2009
Reported losses
Personal	$13,455	$8,443
Commercial	3,182	3,121
Farm	1,772	1,029
Marine	921	353

	19,330	12,946

IBNR losses
Personal	5,903	4,614
Commercial	3,435	3,030
Farm	289	416
Marine	387	325

	10,014	8,385

Total
Personal	19,358	13,057
Commercial	6,617	6,151
Farm	2,061	1,445
Marine	1,308	678

	$29,344	$21,331

The following table shows the activity in the loss and LAE reserve balances of the Company for the years ended December 31, 2010, 2009 and 2008, prepared in accordance with accounting principles generally accepted in the United States of America.

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Balance, beginning of year	$21,331	$21,370	$18,059
Less reinsurance balance recoverable	6,817	6,118	5,601

Net balance, beginning of year	14,514	15,252	12,458
Incurred related to:
Current year	44,648	36,180	31,741
Prior years	(1,714)	(2,336)	(2,722)

Total incurred	42,934	33,844	29,019
Paid related to:
Current year	31,921	26,752	21,111
Prior years	6,299	7,830	5,114

Total paid	38,220	34,582	26,225

Net balance, end of year	19,228	14,514	15,252
Plus reinsurance balance recoverable	10,116	6,817	6,118

Balance, end of year	$29,344	$21,331	$21,370

In 2010, the Company experienced favorable development of $1,714,000 on loss and loss adjustment expense (LAE) reserves for prior accident years. In the personal segment, homeowners had redundant development of $917,000 while personal auto experienced adverse development of $486,000 and other personal segment products had redundant development of $62,000. The adverse development in personal auto was concentrated in accident years 2007, 2008 and 2009. In the commercial segment, commercial multi-peril had redundant development of $830,000 while workers compensation had redundant development of $281,000. Commercial auto experienced adverse development of $173,000. The farm segment experienced redundant development of $156,000 while the marine segment had redundant development of $127,000. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2010.

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

The following table shows the development of our reserves for unpaid losses and LAE on a GAAP basis for each of the years ended December 31, from 2000 to 2010. The line in the table titled “Net liability for loss and LAE,” shows the initial reserves at the balance sheet date, including losses and LAE incurred but not reported. The portion of the table titled “Cumulative net paid as of,” shows the cumulative amounts subsequently paid as of successive years with respect to the reserve shown at the top of the table. The portion of the table titled “Re-estimated net liability as of:” shows the re-estimated amount of the previously reported liability for loss and LAE based on experience as of the end of each succeeding year. The estimates of liability for loss and LAE change as more information becomes available about the frequency and severity of claims for individual years. A redundancy (or deficiency) exists when the re-estimated amount of liability at each December 31 is less (or greater) than the prior liability estimate. The “Net cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years and does not present accident year loss development. The portion of the table titled “Gross liability end of year” shows the impact of reinsurance for the years shown, reconciling the net reserves in the upper portion of the table to gross reserves. In evaluating the re-estimated liability and cumulative redundancy (deficiency), it should be noted that each data point includes the effects of changes in amounts for prior periods. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Gross liability for loss & LAE—end of year	$7,830	$11,061	$8,677	$13,878	$18,973	$18,867	$20,177	$18,059	$21,370	$21,331	$29,344
Reinsurance recoverables	3,611	5,434	4,302	7,742	9,187	5,934	7,030	5,601	6,118	6,817	10,116

Net liability for loss & LAE—end of year	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933	$13,147	$12,458	$15,252	$14,514	$19,228

Net liability for loss & LAE	$4,219	$5,627	$4,375	$6,136	$9,786	$12,933	$13,147	$12,458	$15,252	$14,514	$19,228

Cumulative net paid as of:
One year later	3,798	3,815	3,000	1,996	3,722	2,889	4,145	5,114	7,830	6,119
Two years later	4,973	5,156	3,807	3,007	2,905	3,895	5,448	6,322	9,208
Three years later	5,778	5,552	4,415	2,617	3,295	4,368	5,932	6,708
Four years later	5,928	5,570	4,373	2,796	3,339	4,613	6,013
Five years later	5,884	5,484	4,595	2,810	3,395	4,619
Six years later	5,819	5,705	4,597	2,855	3,383
Seven years later	5,860	5,704	4,634	2,862
Eight years later	5,860	5,722	4,637
Nine years later	5,862	5,717
Ten years later	5,862

Re-estimated net liability as of:
One year later	5,384	5,315	5,462	5,470	7,431	7,709	9,015	9,737	12,916	12,800
Two years later	5,747	6,083	5,547	4,786	4,910	6,349	7,270	8,729	12,024
Three years later	6,191	6,318	5,385	3,538	4,189	5,374	7,043	8,282
Four years later	6,245	6,233	4,917	3,371	3,951	5,341	6,837
Five years later	6,159	5,909	4,852	3,263	3,934	5,269
Six years later	6,099	5,883	4,843	3,320	3,845
Seven years later	6,062	5,880	4,890	3,270
Eight years later	6,061	5,915	4,860
Nine years later	6,091	5,915
Ten years later	6,091

Net cumulative redundancy (deficiency)	$(1,872)	$(288)	$(485)	$2,866	$5,941	$7,664	6,310	4,176	3,228	1,714

Gross re-estimated liability—latest	$13,516	$11,789	$11,106	$10,081	$9,903	$9,199	$9,356	$10,659	$15,091	$17,142
Re-estimated reinsurance recoverables	7,425	5,874	6,246	6,811	6,058	3,930	2,519	2,377	3,067	4,342

Net re-estimated liability—latest	$6,091	$5,915	$4,860	$3,270	$3,845	$5,269	$6,837	$8,282	$12,024	$12,800

Gross cumulative (deficiency) redundancy	$(5,686)	$(728)	$(2,429)	$3,797	$9,070	$9,668	$10,821	$7,400	$6,279	$4,189

Investments. At December 31, 2010 and 2009, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported as a component of accumulated other comprehensive income or loss until realized.

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

Results of Operations—Fiscal Years Ended December 31, 2010 and 2009

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our consolidated statements of income for the years ended December 31, 2010 and 2009. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2010	2009	Dollar	Percentage
Underwriting gain
Personal	$(2,535,579)	$2,133,848	$(4,669,427)	(218.8%)
Commercial	(195,269)	(339,178)	143,909	42.4%
Farm	40,765	803,263	(762,498)	(94.9%)
Marine	116,073	49,907	66,166	132.6%

Total underwriting (loss) gain	(2,574,010)	2,647,840	(5,221,850)	(197.2%)
Other revenue (expense) items
Net investment income	1,632,940	1,964,735	(331,795)	(16.9%)
Net realized gains on investments	3,677,250	806,501	2,870,749	356.0%
Other income	670,344	643,865	26,479	4.1%

Total other revenue (expense) items	5,980,534	3,415,101	2,565,433	75.1%

Income before federal income taxes	3,406,524	6,062,941	(2,656,417)	(43.8%)
Federal income tax expense	(964,984)	(1,818,127)	853,143	(46.9%)

Net income	$2,441,540	$4,244,814	$(1,803,274)	(42.5%)

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the years ended December 31, 2010 and 2009.

	2010	2009	Change	% Change
Direct premiums written	$75,318,525	$66,856,297	$8,462,228	12.7%

Net premiums written	$62,118,983	$55,657,148	$6,461,835	11.6%

Net premiums earned	$59,056,470	$53,531,831	$5,524,639	10.3%
Loss and LAE	42,933,886	33,843,539	9,090,347	26.9%
Policy acquisition and other underwriting expenses	18,696,594	17,040,452	1,656,142	9.7%

Underwriting (loss) gain	$(2,574,010)	$2,647,840	$(5,221,850)	(197.2%)

Loss and LAE ratio	72.7%	63.2%	9.5%
Policy acquisition and other underwriting expense ratio	31.7%	31.8%	(0.1%)
Combined ratio	104.4%	95.0%	9.4%

Premiums. Direct premiums written by major business segment for the years ended December 31 was as follows:

	2010	2009	$ Change	% Change
Personal	$55,350,577	$48,440,158	$6,910,419	14.3%
Commercial	12,026,922	10,658,501	1,368,421	12.8%
Farm	5,875,728	5,661,987	213,741	3.8%
Marine	2,065,298	2,095,651	(30,353)	(1.4%)

	$75,318,525	$66,856,297	$8,462,228	12.7%

While the market continued to remain soft in 2010, the Company was again able to outperform our peers in the ability to grow our business. We continued to solidify our relationships with our agents and were ranked as the third best carrier in the state to do business with by our agents. Our Fremont Insurance Pure Michigan association continues to pay significant dividends with brand awareness by Michigan consumers. Direct premiums written were up 12.7%, with new business up 17.2% and renewal business up 11.9%. Direct premiums written for personal auto ended up 20.6% with new business up 16.5% and renewal business up 21.4%. Results were driven by the ease of placing personal auto business with Fremont through our award winning, web-based rating platform—Fremont Complete, rate increases, account rounding of current Fremont homeowner business, and a continuation of a solid renewal retention ratio in the low 90s. Direct premiums written for our homeowners product, which is the other major product line in the personal segment, were up 7.9%. This was driven by new and renewal business which were up 11.2% and 7.4%, respectively. Overall, the personal segment’s direct premiums written were up 14.3%, with new business up 14.3% and renewals up 14.3%, as well. In-force policy count increased 7.7% for the personal segment.

While property driven commercial accounts continue to be among the hardest hit by the soft market, the Company was able to grow our commercial segment’s direct premiums written by 12.8%. All four products within our commercial segment experienced growth in direct premiums written in 2010: commercial auto up 25.3%, commercial package (CPP) up 18.8%, businessowners (BOP) up 4.7% and workers compensation up 3.7%, even with the cancellation of a $300,000 account in the fourth quarter. In August of 2010, we added the CPP product to our web based rating application system, which made it easier for agents to quote and bind target market business with Fremont. The commercial segments policy count continues to increase and was up 10.7% in 2010.

Farm direct premiums written were up 3.8% driven by renewals which were up 6.4%. New business was down 18.8% but this was due to a large farm account written last year as new business which was then renewed in 2010. Direct premium written for the marine business was down 1.4%. New and renewal premiums were down 0.7% and 1.9%, respectively, as competition coupled with the challenging economy facing Michigan made it difficult to grow this segment in 2010. In-force count for farm and marine were flat.

Net premiums written by business segment for the years ended December 31 were as follows:

	2010	2009	$ Change	% Change
Personal	$46,312,357	$41,160,490	$5,151,867	12.5%
Commercial	8,868,591	7,449,675	1,418,916	19.0%
Farm	5,018,194	5,146,744	(128,550)	(2.5%)
Marine	1,919,841	1,900,239	19,602	1.0%

	$62,118,983	$55,657,148	$6,461,835	11.6%

The increase in net premiums written is due to the overall increase in direct premiums written of $8,462,000 offset by an increase of $2,000,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the years ended December 31 was as follows:

	2010	2009	$ Change	% Change
Personal	$43,945,938	$39,387,044	$4,558,894	11.6%
Commercial	8,251,480	7,209,804	1,041,676	14.4%
Farm	4,924,623	5,039,075	(114,452)	(2.3%)
Marine	1,934,429	1,895,908	38,521	2.0%

	$59,056,470	$53,531,831	$5,524,639	10.3%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $7,052,000 offset by an increase of $1,527,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE by major business segment as well as the loss and LAE ratio’s are shown in the tables below:

	2010	2009	$ Change	% Change
Loss and LAE:
Personal	$33,853,063	$26,079,141	$7,773,922	29.8%
Commercial	4,679,029	4,092,210	586,819	14.3%
Farm	3,190,637	2,547,121	643,516	25.3%
Marine	1,211,157	1,125,067	86,090	7.7%

	$42,933,886	$33,843,539	$9,090,347	26.9%

Incurred Claim Count:
Personal	8,734	8,031	703	8.8%
Commercial	796	678	118	17.4%
Farm	409	409	0	0.0%
Marine	204	218	(14)	(6.4%)

	10,143	9,336	807	8.6%

Average Loss and LAE per Claim:
Personal	$3,876	$3,247	$629	19.4%
Commercial	5,878	6,036	(158)	(2.6%)
Farm	7,801	6,228	1,573	25.3%
Marine	5,937	5,161	776	15.0%

	$4,233	$3,625	$608	16.8%

Loss and LAE Ratio:
Personal	77.0%	66.2%
Commercial	56.7%	56.8%
Farm	64.8%	50.5%
Marine	62.6%	59.3%

	72.7%	63.2%

In 2010, the personal segment’s loss and LAE ratio increased 10.8 percentage points to 77.0%. The increase in the loss ratio was primarily due to a higher loss ratio in our personal auto product line as well as an increase in weather related losses. In 2010, personal auto generated a loss and LAE ratio of 87.6% compared to 66.7% in 2009. The increase is due to a jump in loss severity in personal auto casualty related losses. Homeowners experienced a loss ratio of 69.7% in 2010 compared to 68.7% in 2009. The increase was a result of weather related losses arising from storms which occurred in April and October of 2010.

The commercial segment’s loss and LAE ratio remained static as compared to 2009. Within the commercial segment, our workers compensation and businessowners product lines saw an improvement in their loss ratio in 2010 while the commercial auto and commercial package product lines had higher loss ratios in 2010. Commercial package was negatively affected by an increase in fire losses during 2010 while commercial auto experienced an increase in loss severity in 2010.

The farm segment’s loss and LAE ratio increased to 64.8% in 2010 from 50.5% in 2009 as a result of weather related losses sustained in 2010 as compared to 2009. The same storms which occurred in April and October 2010 that affected the personal segment also affected our farm segment. The marine segment’s loss and LAE ratio increased to 62.6% in 2010 from 59.3% in 2009 due to increased loss severity in 2010 as compared to 2009.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the years ended December 31 were as follows:

	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$9,324,606	$8,425,001	$899,605	10.7%
Other underwriting expenses	9,371,988	8,615,451	756,537	8.8%

Total policy acquisition and other underwriting expenses	$18,696,594	$17,040,452	$1,656,142	9.7%

Net premiums earned	$59,056,470	$53,531,831	$5,524,639	10.3%

Expense ratio	31.7%	31.8%	(0.1%)

Amortization of deferred policy acquisition costs (“DAC”) increased 10.7% in 2010 as compared to 2009. The increase is a result of growth in earned premium volume. As a percentage of net premiums earned, DAC amortization was 15.8% in 2010 compared to 15.7% in 2009. Other underwriting expenses increased 8.8% in 2010 compared to 2009. As a percentage of net premiums earned, other underwriting expenses decreased to 15.9% in 2010 from 16.1% in 2009. The decline is due to spreading our operating expenses over a larger base of net premiums earned.

Investment Income. The Company’s net investment income excluding realized gains and losses, average invested assets including cash and cash equivalents and the rate of return for the years ended December 31 are as follows:

	2010	2009	Change	% Change
Fixed maturities	$1,730,405	$2,106,186	$(375,781)	(17.8%)
Equity securities	274,495	102,731	171,764	167.2%
Cash and cash equivalents	41,769	143,234	(101,465)	(70.8%)

Gross investment income	2,046,669	2,352,151	(305,482)	(13.0%)
Less: Investment expenses	(413,729)	(387,416)	26,313	6.8%

Net investment income	$1,632,940	$1,964,735	$(331,795)	(16.9%)

Average invested assets (amortized cost basis)	$78,249,794	$71,967,445	$6,282,349	8.7%

Rate of return on average invested assets	2.1%	2.7%	(0.6%)

Gross investment income from the fixed portfolio was lower in 2010 than in 2009 as a result of the realized gains from the sale of securities. The low interest rates which persisted throughout most of 2010 provided an opportunity to sell appreciated securities and realize over $2.3 million in immediate gains. The proceeds from sales were then reinvested into the lower interest rate environment, reducing the portfolio tax-equivalent book yield from 4.24% to 3.01% in 2010 and leading to the lower investment income.

Portfolio duration declined slightly to 4.64 in 2010, down from 4.79 at the end of 2009, and below the 4.98 duration of the Barclays Aggregate Index. The tax-exempt municipal allocation dropped from 38% to 29%; the corporate, Treasury, and mortgage-backed allocations increased modestly. These changes increased the portfolio liquidity and reduced exposure to state and local governments, which continues to face budget pressures and negative sentiment.

The increase in income from the equity portfolio is due to higher dividend income as a result of the Company increasing its holdings of dividend paying common stocks. During the second quarter 2009, the Company began adding to its equity portfolio via purchases of common stocks and mutual funds.

Cash and cash equivalents also produced lower income in 2010, as the Federal Reserve kept short-term interest rates anchored near zero for all of 2010. In addition, interest income from cash and cash equivalents in 2009 was affected by approximately $73,000 in interest received as a result of a settlement of a claim. Investment expenses are up as a result of an increase in general expenses associated with investment activities including management fees based on invested assets.

Net realized gains from the portfolio for the years ended December 31 are as follows:

	2010	2009	Change	% Change
Net realized gains—fixed maturities	$2,315,203	$795,364	$1,519,839	191.1%
Net realized gains—equity securities	1,362,047	11,137	1,350,910	12129.9%

Total net realized gains	$3,677,250	$806,501	$2,870,749	356.0%

In 2010, the Company took the opportunity to realize the appreciation that had occurred throughout the year in both its fixed and equity portfolio. During 2010, the Company sold approximately $60.4 million in fixed maturity securities and approximately $15.3 million in equity securities generating gains noted in the table above. In 2009, the Company sold approximately $22.5 million in fixed maturity securities which generated realized gains of $795,000. Sales within the equity portfolio generated realized gains of $11,000 on sales of $1,280,000 in 2009.

Other Income, Net. Other income, net which includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income items increased 4.1% to $670,000 in 2010 compared to $644,000 in 2009. The increase was driven by premium volume growth in 2010.

Federal Income Tax. During the years ended December 31, 2010 and 2009, the Company recorded income tax expense of approximately $965,000 and $1,818,000, respectively. The decrease is due to a decline in pre-tax income in 2010 compared to 2009. The effective tax rate for 2010 was 28.3% compared to 30.0% in 2009. The effective tax rate differs from the statutory federal tax rate of 34% due primarily to nontaxable investment income.

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

In 2009, the Company sold approximately $22.5 million in fixed maturity securities which generated realized gains of $795,000. Sales within the equity portfolio generated realized gains of $11,000 on sales of $1,280,000 in 2009. In 2008, the Company generated net realized gains on the sale of fixed maturity securities of approximately $82,000 and a net realized loss of $362,000 as a result of a write-down of a fixed maturity security determined to be other than temporarily impaired

Other Income, Net. Other income, net which includes premium installment charges, fees for non-sufficient fund checks, late payment fees and other miscellaneous income and expense items increased 4.7% to $644,000 in 2009 compared to $615,000 in 2008. The increase was driven by premium volume growth in 2009.

Federal Income Tax. During the year ended December 31, 2009 and 2008 the Company recorded income tax expense of approximately $1,818,000 and $1,577,000 respectively. The increase is due to growth in pre-tax income in 2009 compared to 2008. The effective tax rate for 2009 was 30.0 % compared to 29.5% for 2008.

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

Cash flow provided by operations was $5,245,000 in 2010 compared to $6,646,000 in 2009, a decrease of $1,401,000. During the year ended December 31, 2010 as compared to 2009 premiums collected increased $6,231,000 as a result of increased premium writings, net loss and LAE paid increased 3,362,000 while policy acquisition and other underwriting expenses paid increased $2,771,000. Cash paid for income taxes increased $1,549,000 during 2010 compared to 2009. Other cash used in operational activities decreased $50,000 during the year ended December 31, 2010 compared to 2009.

Cash used in investing activities was $6,203,000 and $6,002,000 during the years ended December 31, 2010 and 2009, respectively, an increase of $201,000. During 2010, net cash invested into the Company’s investment portfolio was $4,484,000 compared to $4,763,000 in 2009, a decrease of $279,000. The decrease is a result of lower cash generated from operations in 2010.

During 2010, capital expenditures increased $483,000 to $1,746,000. The majority of the Company’s capital expenditures were related to Fremont Complete, the Company’s web based rating platform. The focus has been to add the commercial package product line to the platform. Cash used in financing activities during 2010 amounted to $259,000 and consisted of shares repurchases of $139,000 and dividends to stockholders of $283,000 offset by proceeds from the issuance of stock of $681,000.

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

During 2009, capital expenditures increased $114,000 to $1,263,000. The majority of the Company’s capital expenditures were related to Fremont Complete, the Company’s web based rating platform. The focus has been to add the commercial package product line to the platform. Cash used in financing activities during 2009 amounted to $157,000 and consisted of shares repurchases of $274,000 and dividends to stockholders of $228,000 offset by proceeds from the issuance of stock of $345,000

We believe that our existing cash and funds generated from operations will be sufficient to satisfy our financial requirements during the foreseeable future.

During 2010, the Company paid a quarterly cash dividend. The Company paid a quarterly dividend of $.04 per share in each quarter of 2010. Total dividends paid were approximately $283,000. The Company cannot assure our stockholders that dividends will continue to be paid in the future. The Board’s current intention is to evaluate each quarter whether a cash dividend will be declared. The payment of future dividends will depend upon the availability of cash resources at the Company, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors. The Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The annual future cash requirements of the Company are not foreseen to be significant. They include dividends paid to shareholders and other administrative expenses related to annual filings such as income tax returns and other compliance type filings. During 2010, the Board of Directors of the Insurance Company declared and paid ordinary dividends totaling $1,000,000 to the Company, its sole shareholder. As of December 31, 2010, the Company had a cash balance of approximately $473,000.

The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and he does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ending December 31, 2011, the Insurance Company can pay a non-extraordinary dividend of up to $3,219,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the company continue to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one-year unless it meets certain other requirements.

Income Taxes

Under current accounting standards, we may recognize certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss (NOL) and Alternative Minimum Tax (AMT) credit carry-forwards we have available. At December 31, 2010, the Company has NOL carryforwards of approximately $5,782,000 and an AMT credit carryforward of approximately $358,000. The AMT credit carryforward can be carried forward indefinitely. The NOL carryforward expires as follows:

2011	$1,641,000
2012	1,764,000
2018	13,000
2019	898,000
2021	1,466,000

$5,782,000

As a result of the Company’s acquisition of the stock of the Insurance Company a limitation on the ability to fully utilize the NOL occurred. The amount of annual taxable income that can be offset each year by the NOL carryforward is approximately $400,000. See Note 5 to the consolidated financial statements, included elsewhere in this report, for further information regarding federal income taxes. Such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan InsuraCorp, Inc.

Fremont, Michigan

We have audited the accompanying consolidated balance sheets of Fremont Michigan InsuraCorp, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont Michigan Insuracorp, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 30, 2011

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Investments:
Fixed maturities available for sale, at fair value	$57,686,802	$56,483,580
Equity securities available for sale, at fair value	18,121,044	11,183,580
Mortgage loans on real estate from related parties	231,942	239,303

Total investments	76,039,788	67,906,463
Cash and cash equivalents	6,364,648	7,063,679
Premiums due from policyholders, net	11,556,272	10,087,998
Amounts due from reinsurers	11,197,774	7,859,452
Prepaid reinsurance premiums	2,568,638	1,856,343
Accrued investment income	552,678	600,648
Income taxes recoverable	698,672	—
Deferred policy acquisition costs	4,369,900	3,913,551
Deferred federal income taxes	2,913,698	3,155,625
Property and equipment, net of accumulated depreciation	3,513,902	2,787,134
Other assets	83,088	33,175

	$119,859,058	$105,264,068

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$29,344,160	$21,331,243
Unearned premiums	32,579,456	28,886,128
Reinsurance funds withheld and premiums ceded payable	75,263	96,697
Accrued expenses and other liabilities	8,877,625	8,905,213

Total liabilities	70,876,504	59,219,281

Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,779,674 and 1,749,032 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	9,813,362	9,037,405
Retained earnings	38,388,455	36,332,648
Accumulated other comprehensive income	780,737	674,734

Total stockholders’ equity	48,982,554	46,044,787

Total liabilities and stockholders’ equity	$119,859,058	$105,264,068

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Revenues:
Net premiums earned	$59,056,470	$53,531,831	$47,503,121
Net investment income	1,632,940	1,964,735	2,212,972
Net realized gains (losses) on investments	3,677,250	806,501	(126,735)
Other income, net	670,344	643,865	614,828

Total revenues	65,037,004	56,946,932	50,204,186

Expenses:
Losses and loss adjustment expenses, net	42,933,886	33,843,539	29,019,298
Policy acquisition and other underwriting expenses	18,696,594	17,040,452	15,847,386

Total expenses	61,630,480	50,883,991	44,866,684

Income before federal income tax expense	3,406,524	6,062,941	5,337,502
Federal income tax expense	964,984	1,818,127	1,576,914

Net income	$2,441,540	$4,244,814	$3,760,588

Earnings per share:
Basic	$1.38	$2.43	$2.12
Diluted	$1.35	$2.38	$2.08

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2010, 2009 and 2008

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	1,779,321	$7,722,424	$30,395,771	$1,307,763	$39,425,958
Comprehensive income:
Net income			3,760,588		3,760,588
Net unrealized losses on investments, net of taxes				(3,231,010)	(3,231,010)
Amortization of prior service credit, net of tax				(56,550)	(56,550)
Amortization of net actuarial loss, net of tax				134,140	134,140

Total comprehensive income					607,168
Issued 51,918 shares in payment of 3% stock dividend		1,008,117	(1,008,117)		—
Share repurchases of common stock	(41,000)	(196,390)	(535,760)		(732,150)
Cash dividends at $0.06 per share			(105,339)		(105,339)
Stock-based compensation		103,228			103,228
Stock options exercised	1,833	9,383			9,383
Tax benefit from stock options exercised		6,681			6,681

Balance, December 31, 2008	1,740,154	8,653,443	32,507,143	(1,845,657)	39,314,929

Comprehensive income:
Net income			4,244,814		4,244,814
Net unrealized gains on investments, net of taxes				2,598,716	2,598,716
Amortization of prior service credit, net of tax				(56,549)	(56,549)
Amortization of net actuarial gain, net of tax				(21,776)	(21,776)

Total comprehensive income					6,765,205
Common stock issued	23,044	317,878			317,878
Common stock repurchased	(17,250)	(82,751)	(191,513)		(274,264)
Cash dividends at $0.12 per share			(227,796)		(227,796)
Stock-based compensation		122,057			122,057
Stock options exercised	3,084	14,957			14,957
Tax benefit from stock options exercised		11,821			11,821

Balance, December 31, 2009	1,749,032	9,037,405	36,332,648	674,734	46,044,787

Comprehensive income:
Net income			2,441,540		2,441,540
Net unrealized gains on investments, net of taxes				369,322	369,322
Amortization of prior service credit, net of tax				(56,551)	(56,551)
Amortization of net actuarial gain, net of tax				(206,768)	(206,768)

Total comprehensive income					2,547,543
Common stock issued	26,608	571,225			571,225
Common stock repurchased	(5,864)	(35,895)	(102,585)		(138,480)
Cash dividends at $0.16 per share			(283,148)		(283,148)
Stock-based compensation		131,211			131,211
Stock options exercised	9,898	63,557			63,557
Tax benefit from stock options exercised		45,859			45,859

Balance, December 31, 2010	1,779,674	$9,813,362	$38,388,455	$780,737	$48,982,554

The accompanying notes are an integral part of the consolidated financial statements.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flow

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income	$2,441,540	$4,244,814	$3,760,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,007,024	921,098	1,194,211
Deferred income taxes	187,321	287,719	(196,589)
Stock based compensation expense	131,211	122,057	103,228
Net realized (gains) losses on investments	(3,677,250)	(806,501)	126,735
(Gain)/loss on sale of property and equipment	(7,814)	(5,900)	—
Net amortization of premiums on investments	672,211	359,100	237,529
Excess tax benefit from stock options exercised	(45,859)	(11,821)	(6,681)
Changes in assets and liabilities:
Premiums due from policyholders	(1,468,274)	(1,199,664)	(1,035,604)
Amounts due from reinsurers	(3,338,322)	(1,015,045)	(255,560)
Prepaid reinsurance premiums	(712,295)	(233,152)	(475,188)
Accrued investment income	47,970	(5,872)	(60,933)
Income taxes recoverable	(698,672)	—	—
Deferred policy acquisition costs	(456,349)	(317,404)	(262,146)
Other assets	(12,455)	(2,505)	13,235
Losses and loss adjustment expenses	8,012,917	(38,281)	3,310,605
Unearned premiums	3,693,328	2,272,319	2,997,166
Reinsurance funds withheld and premiums ceded payable	(21,434)	(65,148)	(37,618)
Accrued expenses and other liabilities	(509,947)	2,140,402	39,063

Net cash provided by operating activities	5,244,851	6,646,216	9,452,041

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	60,437,900	30,476,351	18,149,032
Proceeds from sales of equity investments	15,265,449	1,280,962	596,555
Purchases of fixed maturity investments	(61,133,246)	(31,267,803)	(23,027,043)
Purchases of equity investments	(19,054,382)	(5,252,338)	(663,421)
Repayment of mortgage loans from related party	7,361	7,697	6,656
Proceeds from disposal of property and equipment	20,501	16,150	—
Purchase of property and equipment	(1,746,478)	(1,262,716)	(1,148,989)

Net cash used in investing activities	(6,202,895)	(6,001,697)	(6,087,210)

Cash flows from financing activities:
Proceeds from issuance of common stock	634,782	332,835	9,383
Tax benefit from exercised stock options	45,859	11,821	6,681
Share repurchases of common stock	(138,480)	(274,264)	(732,150)
Dividends paid to stockholders	(283,148)	(227,796)	(105,339)

Net cash provided by (used in) financing activities	259,013	(157,404)	(821,425)

Net increase (decrease) in cash and cash equivalents	(699,031)	487,115	2,543,406
Cash and cash equivalents, beginning of year	7,063,679	6,576,564	4,033,158

Cash and cash equivalents, end of year	$6,364,648	$7,063,679	$6,576,564

Supplemental disclosure of cash flow information:
Federal income taxes paid	$2,000,000	$450,847	$2,690,000

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

Stock Splits and Dividends

The fair value of shares issued for stock dividends of 25% or less is transferred from retained earnings to additional paid-in capital, to the extent of available retained earnings. No transfer is recorded for stock dividends or splits in excess of 25%. All share and per share amounts are retroactively adjusted for stock dividends in excess of 25% and stock splits. On May 8, 2008, the Board of Directors declared a 3% stock dividend, which was paid on June 5, 2008.

Investments

At December 31, 2010 and 2009, all of the Company’s investments are classified as available-for-sale and are those investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported as a component of accumulated other comprehensive income or loss until realized.

When a fixed maturity security has a decline in value, where fair value is below amortized cost, an other than temporarily impaired (OTTI) write-down is triggered in circumstances where (1) the Company has the intent to sell the security, (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell the security or if it is more-likely-than-not the Company will be required to sell the security before recovery, an OTTI write-down is recognized as a realized loss in the statement of operations equal to the difference between the security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more-likely-than-not that the Company will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized as a realized loss in the statement of operations, and the amount related to all other factors, which is recognized in other comprehensive income.

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

Realized gains and losses on sales of investments are computed based on a specific identification basis and include write downs on available-for-sale investments considered to have other than temporary declines in fair value.

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

Revenue recognition

Insurance premium revenue is recognized on a pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in-force. Generally, premiums are collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums due from policyholders are net of an allowance for doubtful accounts of $85,637 and $43,034 at December 31, 2010 and 2009, respectively.

Other income consists primarily of premium installment charges which are recognized when earned and other miscellaneous income.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Other comprehensive income or loss

The Company presents other comprehensive income or loss as a component of stockholders’ equity on the consolidated statements of stockholders’ equity and comprehensive income. For the years ended December 31, 2010, 2009, and 2008 the components of other comprehensive income consisted of the following:

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
Year ended December 31, 2008
Unrealized losses on investments:
Unrealized holding losses arising during the period	$(5,022,204)	$1,707,549	$(3,314,655)
Less: reclassification adjustment for losses realized in net income	126,735	(43,090)	83,645

Net unrealized losses	(4,895,469)	1,664,459	(3,231,010)
Amortization of prior service credit	(85,682)	29,132	(56,550)
Amortization of net actuarial loss	203,242	(69,102)	134,140

Other comprehensive loss	$(4,777,909)	$1,624,489	$(3,153,420)

Year ended December 31, 2009
Unrealized gains on investments:
Unrealized holding gains arising during the period	$4,743,949	$(1,612,942)	$3,131,007
Less: reclassification adjustment for gains realized in net income	(806,501)	274,210	(532,291)

Net unrealized gains	3,937,448	(1,338,732)	2,598,716
Amortization of prior service credit	(85,682)	29,133	(56,549)
Amortization of net actuarial gain	(32,994)	11,218	(21,776)

Other comprehensive income	$3,818,772	$(1,298,381)	$2,520,391

Year ended December 31, 2010
Unrealized gains on investments:
Unrealized holding gains arising during the period	$4,236,826	$(1,440,520)	$2,796,306
Less: reclassification adjustment for gains realized in net income	(3,677,250)	1,250,266	(2,426,984)

Net unrealized gains	559,576	(190,254)	369,322
Amortization of prior service credit	(85,682)	29,131	(56,551)
Amortization of net actuarial gain	(313,286)	106,518	(206,768)

Other comprehensive income	$160,608	$(54,605)	$106,003

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The components of and changes to accumulated other comprehensive income (loss) as of and for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Net Unrealized Gains (Losses) on Investments	Unrecognized Prior Service Credit	Unrecognized Net Actuarial Loss	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2007	$736,381	$831,588	$(260,206)	$1,307,763
Period Change	(3,231,010)	(56,550)	134,140	(3,153,420)

Balance, December 31, 2008	(2,494,629)	775,038	(126,066)	(1,845,657)
Period Change	2,598,716	(56,549)	(21,776)	2,520,391

Balance, December 31, 2009	104,087	718,489	(147,842)	674,734
Period Change	369,322	(56,551)	(206,768)	106,003

Balance, December 31, 2010	$473,409	$661,938	$(354,610)	$780,737

Losses and loss adjustment expense reserves

Losses and loss adjustment expense (“LAE”) reserves represent the estimated liability for reported losses and loss adjustment expenses and actuarial estimates for incurred but not reported losses and loss adjustment expenses based upon the Company’s actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for losses and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. The methods of making estimates and establishing these reserves are reviewed regularly, and resulting adjustments are reflected in income currently. The liability for losses and loss adjustment expenses is necessarily an estimate and while it is believed to be adequate, the ultimate liability could exceed or be less than such estimate. The anticipated recoverable salvage and subrogation at December 31, 2010 and 2009 was approximately $79,000 and $151,000, respectively.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Property, equipment and depreciation

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method. Estimated useful lives are: building—35 years, computer equipment including software—3 to 5 years and furniture, fixtures and equipment—5 to 7 years. Software is capitalized and amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 3 years. Maintenance, repairs and minor renewals are charged to expense as incurred. Depreciation expense was $1,007,024, $921,098 and $1,194,211 for the years ended December 31, 2010, 2009, and 2008, respectively. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts; any resulting gain or loss is reflected in income.

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

Current accounting guidance requires companies to recognize the funded status of defined benefit postretirement plans on the balance sheet and recognize changes in the funded status of the plan in the year in which the changes occur. See Note 9—Employee Benefit Plans for additional information.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following:

	As of December 31,
	2010	2009
Commissions payable	$2,886,243	$3,062,449
Advance premiums	840,901	734,618
Accrued salaries & employee benefits	995,806	1,114,020
Income taxes payable	—	569,485
Postretirement health care benefit obligation	2,152,865	1,819,308
Payable from investment purchases	129,582	13,002
State mandated pool assessments	1,187,992	960,360
Other	684,236	631,971

	$8,877,625	$8,905,213

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

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. If no accrual is made for a loss contingency, disclosure of the contingency is made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.

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

Reclassifications

Certain 2008 amounts have been reclassified from the prior year financial statements to confirm to the 2010 presentation.

New Accounting Standards

Adopted Accounting Standards

In January 2010, an update to the Accounting Standards Codification (ASC) was issued related to fair value measurements and disclosures. This ASC update provides for additional disclosure requirements to improve the

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

transparency and comparability of fair value information in financial reporting. Specifically, the new guidance requires separate disclosure of the amounts of significant transfers in and out of Levels 1 and 2, as well as the reasons for the transfers, and separate disclosure for the purchases, sales, issuances and settlement activity in Level 3. In addition, this ASC update requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements in Levels 2 and 3. The new disclosures and clarifications of existing disclosures were adopted on January 1, 2010, except for the requirement to provide Level 3 activity detail which will become effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. These amendments do not require disclosures for earlier periods presented for comparative purposes at initial adoption. The updated disclosures are included in note 3 to the consolidated financial statements.

Prospective Accounting Standards

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

2. Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at December 31, 2010 and 2009 are as follows:

	2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,472,982	$28,944	$104,882	$7,397,044
States and political subdivisions	20,115,479	175,824	536,708	19,754,595
Corporate securities	15,767,158	119,232	260,057	15,626,333
Mortgage-backed securities	14,896,617	108,342	96,129	14,908,830

	58,252,236	432,342	997,776	57,686,802

Equity securities	16,838,326	1,767,563	484,845	18,121,044

Total	$75,090,562	$2,199,905	$1,482,621	$75,807,846

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

	2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,670,813	$30,533	$5,136	$5,696,210
States and political subdivisions	23,790,222	473,278	76,596	24,186,904
Corporate securities	12,514,810	198,936	26,830	12,686,916
Mortgage-backed securities	13,846,261	154,329	87,040	13,913,550

	55,822,106	857,076	195,602	56,483,580

Equity securities	11,687,346	829,461	1,333,227	11,183,580

Total	$67,509,452	$1,686,537	$1,528,829	$67,667,160

The cost or amortized cost and estimated fair value of fixed maturities at December 31, 2010, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,439,746	$1,446,360
Due after one year through five years	18,002,701	18,101,091
Due after five years through ten years	22,860,231	22,250,735
Due after ten years	1,052,940	979,785
Mortgage-backed securities	14,896,618	14,908,831

	$58,252,236	$57,686,802

Net investment income for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Fixed maturities	$1,730,405	$2,106,186	$2,345,680
Equity securities	274,495	102,731	65,137
Cash and cash equivalents	41,769	143,234	132,028

Gross investment income	2,046,669	2,352,151	2,542,845
Less: Investment expenses	(413,729)	(387,416)	(329,873)

Net investment income	$1,632,940	$1,964,735	$2,212,972

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Net realized gains (losses) on investments for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Gross realized investment gains:
Fixed maturities	$2,315,203	$795,365	$134,192
Equity securities	1,508,013	72,357	152,921

	3,823,216	867,722	287,113

Gross realized investment losses:
Fixed maturities	—	—	(413,848)
Equity securities	(145,966)	(61,221)	—

	(145,966)	(61,221)	(413,848)

Net realized gains (losses) on investments	$3,677,250	$806,501	$(126,735)

During the year ended December 31, 2008, other-than-temporary impairment losses on available-for-sale fixed maturity investments amounted to $362,000 and are included in net realized investment gains (losses) on investments in the consolidated statement of operations. There were no other-than-temporary impairment losses in 2010 or 2009.

Sales of available-for-sale fixed maturities resulted in the following during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Proceeds	$54,207,083	$22,525,394	$11,955,068

Gross gains	$2,315,203	$795,365	$134,192

Gross losses	$—	$—	$51,848

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

The tables below show the total value of securities that were in an unrealized loss position as of December 31, 2010 and 2009 including the length of time they have been in an unrealized loss position. As of December 31, 2010 and 2009, unrealized losses, as shown in the following tables, were 1.8% and 2.0%, respectively of total invested assets including cash and cash equivalents.

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,541,392	$104,882	$—	$—	$5,541,392	$104,882
States and political subdivisions	13,026,682	536,708	—	—	13,026,682	536,708
Corporate securities	8,071,331	260,057	—	—	8,071,331	260,057
Mortgage-backed securities	8,980,215	96,129	—	—	8,980,215	96,129

	35,619,620	997,776	—	—	35,619,620	997,776

Equity securities	1,585,866	71,112	4,338,739	413,733	5,924,605	484,845

Total	$37,205,486	$1,068,888	$4,338,739	$413,733	$41,544,225	$1,482,621

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,960,523	$5,136	$—	$—	$2,960,523	$5,136
States and political subdivisions	2,630,506	57,311	480,715	19,285	3,111,221	76,596
Corporate securities	3,689,734	26,830	—	—	3,689,734	26,830
Mortgage-backed securities	5,249,649	36,993	1,770,809	50,047	7,020,458	87,040

	14,530,412	126,270	2,251,524	69,332	16,781,936	195,602

Equity securities	103,878	5,771	6,197,433	1,327,456	6,301,311	1,333,227

Total	$14,634,290	$132,041	$8,448,957	$1,396,788	$23,083,247	$1,528,829

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The following table shows the composition of the fixed maturity securities in unrealized loss positions at December 31, 2010 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Book Value	Fair Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$36,558,978	$35,561,382	$997,596	99.98%
2	BBB	Baa	—	—	$—	0%
3	BB	Ba	—	—	$—	0%
4	B	B	—	—	$—	0%
5	CCC or lower	Caa or lower	—	—	$—	0%
1	Not Rated	Not Rated	58,418	58,238	$180	0.02%

			$36,617,396	$35,619,620	$997,776	100.0%

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

As of December 31, 2010, the investment portfolio included 64 fixed maturity securities and 32 equity securities in an unrealized loss position for less than 12 months and 9 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, 11 were trading between 91% and 95% of cost and 53 were trading above 95% of amortized cost. All of the fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities.

As of December 31, 2010, the investment portfolio included 41 equity securities in an unrealized loss position. Of these forty-one equity securities, 1 was trading under 75% of amortized cost, 3 were trading between

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

75% and 85% of amortized cost, 17 were trading between 86% and 95% of amortized cost and the remaining 20 were trading above 95% of amortized cost.

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

At December 31, 2010, fixed maturities with a fair value approximating $420,000 were on deposit with regulatory authorities, as required by law.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

The following tables present our available-for-sale investments measured at fair value on a recurring basis as of December 31, classified by the valuation hierarchy (as discussed above):

	December 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,397,044	$4,441,453	$2,955,591	$—
States and political subdivisions	19,754,595	—	19,754,595	—
Corporate securities	15,626,333	—	15,626,333	—
Mortgage-backed securities	14,908,830	—	14,908,830	—

	57,686,802	4,441,453	53,245,349	—

Equity Securities	18,121,044	18,121,044	—	—

Total	$75,807,846	$22,562,497	$53,245,349	$—

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

Mortgage loans

The carrying amount is a reasonable estimate of fair value based on the terms of the loans.

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, are as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed maturities	$57,686,802	$57,686,802	$56,483,580	$56,483,580
Equity securities	18,121,044	18,121,044	11,183,580	11,183,580
Mortgage loans	231,942	231,942	239,303	239,303
Cash and cash equivalents	6,364,648	6,364,648	7,063,679	7,063,679

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Multi-line excess of loss coverage

The excess of loss program is the Company’s primary reinsurance coverage. For all lines of business covered by this treaty, the Company’s retention on any one risk in 2010 and 2009 was $175,000 and in 2008 was $150,000.

In 2010 and 2009, the property excess of loss layers provided up to $2,825,000 of coverage over the $175,000 retention. In 2008 the property excess of loss layers provided up to $2,850,000 of coverage over the $150,000 retention. In 2010 and 2009, the casualty and workers compensation excess of loss layers provided up to $5,825,000 of coverage over the $175,000 retention. In 2008 the casualty and workers compensation excess of loss layers provided up to $4,850,000 of coverage over the $150,000 retention. In 2010, an additional workers compensation catastrophe excess of loss layer provided an additional $6,000,000 of coverage to cover a catastrophic event. In 2009, an additional workers compensation catastrophe excess of loss layer provided an additional $4,000,000 of coverage to cover a catastrophic event. In 2008 an additional workers compensation catastrophe excess of loss layer provided an additional $5,000,000 of coverage to cover a catastrophic event.

Catastrophic coverage

The Company’s catastrophe treaty has three layers which in total provided up to $24,750,000 of coverage above a $1,250,000 retention in 2010, 2009 and 2008. The Company has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage would have lapsed after the second event, in which case the Company would have evaluated the need for a new contract for the remainder of a particular year. During 2010, 2009 and 2008 the coverage could be reinstated for a fee of 100% of the original premium.

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

Facultative

The Company utilizes facultative reinsurance to provide additional underwriting capacity, to mitigate the effect of individual losses and to reduce the Company’s net liability on individual risks. Coverage is determined on each individual risk. In 2010, the Company obtained coverage up to $20,000,000 for certain commercial and farm properties it insured. In 2009, the Company obtained coverage ranging from $100,000 up to $59,000,000 for certain commercial and farm properties it insured. In 2008, the Company obtained coverage ranging from $100,000 up to $18,900,000 for certain commercial properties it insured. The Company also purchased facultative reinsurance on certain casualty risks ranging from $1,000,000 to $5,000,000 for certain commercial umbrella policies.

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In order to minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and monitors the economic characteristics of the reinsurers on an ongoing basis. All reinsurers are rated A- or better by A. M. Best Company. The Company has not experienced a collectibility problem with any reinsurer.

The Company receives a ceding commission in conjunction with certain reinsurance activities. These ceding commissions are offset against direct commission expense and were $453,193, $390,059 and $413,592 in 2010, 2009 and 2008, respectively.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. At December 31, 2010 and 2009, amounts recoverable from reinsurers consisted of the following:

	As of December 31,
	2010	2009
Paid losses	$1,081,212	$1,041,969
Unpaid losses	10,116,562	6,817,483

Total amounts recoverable from reinsurers	$11,197,774	$7,859,452

The Company holds collateral in the form of letters of credit, trust accounts or funds withheld accounts for amounts recoverable from reinsurers that are not considered authorized insurers by the State of Michigan Office of Financial and Insurance Regulation. At December 31, 2010, the Company had 6 reinsurance recoverable amounts from reinsurers whose individual recoverable balance exceeded 5% of the total recoverable amount. The amount due from these 6 reinsurers accounts for 96% of the total recoverable.

The effect of reinsurance on premiums written and earned for the years ended December 31, 2010, 2009 and 2008, are as follows:

	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Direct	$75,318,525	$71,639,650	$66,856,297	$64,588,128	$60,882,499	$57,884,543
Assumed	134,024	119,571	89,265	85,115	76,823	77,614
Ceded	(13,333,566)	(12,702,751)	(11,288,414)	(11,141,412)	(10,934,224)	(10,459,036)

Net premiums	$62,118,983	$59,056,470	$55,657,148	$53,531,831	$50,025,098	$47,503,121

The effect of reinsurance on incurred losses and loss adjustment expenses for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Years Ended December 31,
	2010	2009	2008
Losses and loss adjustment expenses	$50,529,967	$37,664,427	$31,831,495
Reinsurance recoveries	(7,596,081)	(3,820,888)	(2,812,197)

Net losses and loss adjustment expenses	$42,933,886	$33,843,539	$29,019,298

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

5. Federal Income Taxes

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2010	2009	2008
Current	$777,664	$1,530,408	$1,773,502
Deferred expense (benefit)	311,786	287,719	(196,588)
Change in valuation allowance	(124,466)	—	—

	$964,984	$1,818,127	$1,576,914

Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes. For the years ended December 31, 2010, 2009 and 2008, the reasons for these differences and the tax effects thereof, are as follows:

	Years Ended December 31,
	2010	2009	2008
Expected tax expense	$1,158,218	$2,061,400	$1,814,751
Expiration of NOL Carryforwards	124,466	—	—
Change in valuation allowance	(124,466)	—	—
Nontaxable investment income	(223,566)	(254,248)	(314,677)
Nondeductible expenses, net	31,447	14,555	8,110
Provision to return variance	(1,115)	(3,580)	68,776
Other, net	—	—	(46)

	$964,984	$1,818,127	$1,576,914

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. As of December 31, 2010, the Company has net operating loss carryforwards of approximately $5,782,000, which began expiring in 2010 and fully expire in 2021, and alternative minimum tax credits of approximately $358,000, which may be carried forward indefinitely. As a result of the demutualization of FIC in 2004 the aforementioned net operating losses are subject to certain “change in control” limitations under Section 382. The annual limitation on the utilization of the net operating losses is approximately $400,000. In addition to the net operating loss carryforwards, the Company’s alternative minimum tax credit carryforwards are also subject to the Section 382 limitation however these credit carryforwards have no expiration and can be carried forward indefinitely. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that a valuation allowance of $886,000 will be maintained for the deferred tax asset associated with these amounts. In 2010, $366,075 of net operating loss carryforwards expired. A full valuation allowance had been carried against the amount expected to expire. As a result of the expiration, the Company recorded a reduction to the valuation allowance of $124,466. During the years ended December 31, 2009 and 2008, there were no changes in the deferred tax valuation allowance.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of December 31, 2010 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the recorded net deferred tax asset.

The tax effects of temporary differences that give rise to deferred federal income tax assets and deferred federal income tax liabilities are as follows:

	As of December 31,
	2010	2009
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$539,107	$390,239
Unearned premium reserves	2,109,316	1,893,838
Postretirement benefits accrued	731,974	618,565
Net operating loss carryforward	1,965,950	2,226,423
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	306,672	252,027

Total deferred federal income tax assets	6,010,716	5,738,789

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,524,469)	(1,364,651)
Unrealized gains on investments	(243,876)	(53,621)
Property and equipment	(440,186)	(141,626)
Other deferred tax liabilities	(2,916)	(13,229)

Total deferred federal income tax liabilities	(2,211,447)	(1,573,127)

Net deferred federal income tax asset	3,799,269	4,165,662
Valuation allowance	(885,571)	(1,010,037)

Deferred federal income taxes	$2,913,698	$3,155,625

6. Property and Equipment

At December 31, 2010 and 2009, property and equipment consisted of the following:

	As of December 31,
	2010	2009
Building and land	$2,174,667	$2,166,899
Computer equipment, including software	6,860,066	5,365,572
Furniture, fixtures and equipment	1,073,829	912,518

	10,108,562	8,444,989
Less: Accumulated depreciation	(6,594,660)	(5,657,855)

Total property and equipment, net	$3,513,902	$2,787,134

At December 31, 2010, furniture, fixtures and equipment includes $39,220 of capitalized costs related to equipment that has not yet been placed in-service. The Company expects to begin using the equipment in 2011 at which time it will begin depreciating the asset.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

7. Deferred Policy Acquisition Costs

Deferred policy acquisition costs and the related amortization were as follows:

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of year	$3,913,551	$3,596,147	$3,334,001
Acquisition costs deferred	9,780,955	8,742,405	8,084,996
Amortization	(9,324,606)	(8,425,001)	(7,822,850)

Balance, end of year	$4,369,900	$3,913,551	$3,596,147

The Company assesses the recoverability of deferred policy acquisition costs against future expected underwriting income and reduces deferred policy acquisition costs if it appears that a premium deficiency may exist. There were no premium deficiencies at December 31, 2010, 2009 and 2008.

8. Loss and Loss Adjustment Expense Liability

The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior years’ reserve estimates are reflected in the results of operations in the year such changes are determined. Activity in the liability for loss and loss adjustment expenses is summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of year	$21,331	$21,370	$18,059
Less reinsurance balance recoverable	6,817	6,118	5,601

Net balance, beginning of year	14,514	15,252	12,458

Incurred related to:
Current year	44,648	36,180	31,741
Prior years	(1,714)	(2,336)	(2,722)

Total incurred	42,934	33,844	29,019

Paid related to:
Current year	31,921	26,752	21,111
Prior years	6,299	7,830	5,114

Total paid	38,220	34,582	26,225

Net balance, end of year	19,228	14,514	15,252
Plus reinsurance balances recoverable	10,116	6,817	6,118

Balance, end of year	$29,344	$21,331	$21,370

In 2010, the Company experienced favorable development of $1,714,000 on loss and loss adjustment expense (LAE) reserves for prior accident years. In the personal segment, homeowners had redundant development of $917,000 while personal auto experienced adverse development of $486,000 and other personal segment products had redundant development of $62,000. The adverse development in personal auto was concentrated in accident years 2007, 2008 and 2009. In the commercial segment, commercial multi-peril had redundant development of $830,000 while workers compensation had redundant development of $281,000.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Commercial auto experienced adverse development of $173,000. The farm segment experienced redundant development of $156,000 while the marine segment had redundant development of $127,000. There were no significant changes in the key assumptions utilized in the analysis and calculations of the Company’s reserves during 2010.

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

9. Employee Benefit Plans

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Changes in the accumulated benefit obligation were:

	Years Ended December 31,
	2010	2009	2008
Change in benefit obligation:
Benefit obligation, beginning of year	$1,819,308	$1,738,697	$1,895,238
Service cost	—	7,781	11,377
Interest cost	101,414	105,141	101,105
Plan participants’ contributions	25,758	18,233	16,303
Actuarial (gain) loss	308,934	37,477	(212,061)
Benefits paid	(102,549)	(88,021)	(73,265)

Benefit obligation, end of year	2,152,865	1,819,308	1,738,697

Fair value of plan assets at beginning and end of year	—	—	—

Funded status	$(2,152,865)	$(1,819,308)	$(1,738,697)

At December 31, 2010, 2009 and 2008 the funded status of $2,152,865, $1,819,308 and $1,738,697, respectively, is recognized in the accompanying balance sheet as accrued expenses and other liabilities.

Gross amounts recognized in accumulated other comprehensive income consist of:

	Years Ended December 31,
	2010	2009	2008
Prior service cost (credit)	$(1,002,936)	$(1,088,619)	$(1,174,300)
Net actuarial loss	537,287	224,002	191,009

	$(465,649)	$(864,617)	$(983,291)

Components of net periodic benefit cost and the weighted average discount rate are below:

	Years Ended December 31,
	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$—	$7,781	$11,377
Interest cost	101,414	105,141	101,105
Amortization of prior service credit	(85,682)	(85,682)	(85,682)
Amortization of net actuarial loss	2,480	1,014	12,252

Net periodic benefit cost	$18,212	$28,254	$39,052

Weighted-average assumptions as of December 31:
Discount rate	5.28%	5.82%	6.30%

The discount rate assumption used to determine the benefit obligation was lowered from 5.82% to 5.28% as of December 31, 2010 to match the effective rate produced when matching the expected future benefit payments to the Citigroup Discount Pension Curve.

The estimated prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $85,682 and $18,798, respectively.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The Company uses a December 31 measurement date for its other postretirement plan. As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. At December 31, 2010, the Company’s expected future benefit payments are as follows:

2011	$81,000
2012	101,000
2013	110,000
2014	121,000
2015	125,000
2016-2020	723,000

$1,261,000

For measurement purposes as of December 31, 2010, 2009 and 2008 the annual rate of increase in the per capita cost of covered health care benefits assumed for the subsequent year was 7.0%, 8.0% and 9.0%, respectively. The rate was assumed to decrease to an ultimate rate of 5.0% in 2013. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	1- Percentage- Point Increase	1- Percentage- Point Decrease
Effect on total service and interest cost components	$12,629	$(10,792)
Effect on postretirement benefit obligation	$261,417	$(223,087)

Defined contribution plan

The Company has a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. The 401(k) plan provides for matching contributions and /or profit sharing contributions as defined by the Board of Directors. Company contributions approximated $166,000 in 2010, $147,000 in 2009 and $150,000 in 2008.

10. Lease Agreements

The Company leased various vehicles under non-cancelable operating lease agreements. The vehicle lease agreements expired in 2009. Rental expense was approximately $3,000 in 2009 and $9,000 in 2008.

11. Capital and Surplus and Related Restrictions

As of December 31, 2010 and 2009, approximately $118,709,000 and $104,875,000, respectively, of consolidated assets represent assets of FIC that are subject to regulation and may not be transferred to FMIC in the form of dividends, loans or advances without the prior approval of the Michigan Office of Financial and Insurance Regulation (“OFIR”). Dividends paid by FIC are subject to limitations imposed by the Michigan Insurance Code (“Code”). Under the Code, FIC may pay dividends only from statutory earnings and capital and surplus. In addition, FIC may not declare an “extraordinary” dividend to its shareholders without the prior approval of OFIR. An extraordinary dividend or distribution is defined as a dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of statutory capital and surplus as of December 31, of the preceding year or the statutory net income, excluding net realized investment gains, for the immediately

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

preceding calendar year. Accordingly, FIC may pay dividends of approximately $3,219,000 in 2011 without prior approval. However, the OFIR has the authority to prohibit payment of any dividend.

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

FIC’s statutory capital and surplus at December 31, 2010 and 2009 and statutory net income for the years ended December 31, 2010, 2009 and 2008 are as follows:

	As of December 31,
	2010	2009
Statutory capital and surplus	$42,193,594	$39,435,244

	Years Ended December 31,
	2010	2009	2008
Statutory net income	$2,862,466	$4,382,810	$3,388,277

12. Contingencies

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

13. Related Party Transactions

During 2005, the Company issued a $130,000 mortgage receivable to an agent of the Company. The note required a monthly payment, including interest at 8%, of $1,097, which is based on a 15 year amortization. The note included a 5 year balloon payment, which became due June 2010. In July 2010, the Company extended the note with the following terms: a monthly payment, including interest at 8%, of $1,100, which is based on a 15 year amortization. The note includes a 3 year balloon payment which becomes due in July 2013. During 2010, 2009 and 2008 the agent earned $60,188, $58,805 and $70,586, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

During 2003, the Company issued a $140,000 mortgage receivable to an agent of the Company. The note required a monthly payment, including interest at 6%, of $1,003, which is based on a 20 year amortization. The note included a 5 year balloon payment, which became due January 2009. In January 2009, the Company

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

extended the note with the following terms: a monthly payment, including interest at 6%, of $849, which is based on a 20 year amortization. The note includes a 5 year balloon payment which becomes due in January 2014. During 2010, 2009 and 2008, the agent earned $112,291, $98,743 and $91,082, respectively, in regular and profit sharing commissions. The terms and conditions of the agency agreement between this agent and the Company are similar in all material respects to agency agreements with other agents of the Company.

Three nonemployee directors of the Company are also owners of independent insurance agencies. These individuals are currently appointed as agents with and write insurance for the Company. The terms and conditions of the agency agreements between these agencies and the Company are similar in all material respects to agency agreements with other agents of the Company. The Company pays all agencies commissions on business produced. All agencies are also able to earn profit sharing commissions based on the profit margins of the business produced. Total regular and profit sharing commissions earned by these agencies approximated $627,000, $548,000 and $545,000 in 2010, 2009 and 2008, respectively. The commission rates, including profit sharing commission opportunity, are the same as other agents of the Company. The agencies are independent agents and also write with regional and national insurers that may be competitors of the Company.

A nonemployee director of the Company was a principal in a law firm through May 31, 2010. The Company has retained this law firm for certain legal matters in the past. Legal fees paid by the Company to the law firm were approximately $218,000 in 2010, $138,000 in 2009 and $69,000 in 2008. On June 1, 2010, the nonemployee director became an employee of another law. The Company has retained this law firm for certain legal matter and plans to continue to do so in the future. Legal fees paid by the Company to the law firm were approximately $88,000 in 2010.

14. Segment Information

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

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Segment data for the years ended December 31 are as follows:

	2010	2009	2008
Revenues:
Net premiums earned:
Personal lines	$43,945,938	$39,387,044	$33,452,206
Commercial lines	8,251,480	7,209,804	7,711,397
Farm	4,924,623	5,039,075	4,541,837
Marine	1,934,429	1,895,908	1,797,681

Total net premiums earned	59,056,470	53,531,831	47,503,121

Expenses:
Loss and loss adjustment expenses:
Personal lines	33,853,063	26,079,141	23,099,032
Commercial lines	4,679,029	4,092,210	2,394,681
Farm	3,190,637	2,547,121	2,466,282
Marine	1,211,157	1,125,067	1,059,303

Total loss and loss adjustment expenses	42,933,886	33,843,539	29,019,298

Policy acquisition and other underwriting expenses:
Personal lines	12,628,454	11,174,055	11,159,899
Commercial lines	3,767,720	3,456,772	2,572,578
Farm	1,693,221	1,688,691	1,515,190
Marine	607,199	720,934	599,719

Total policy acquisition and other underwriting expenses	18,696,594	17,040,452	15,847,386

Underwriting gain (loss):
Personal lines	(2,535,579)	2,133,848	(806,725)
Commercial lines	(195,269)	(339,178)	2,744,138
Farm	40,765	803,263	560,365
Marine	116,073	49,907	138,659

Total underwriting gain	(2,574,010)	2,647,840	2,636,437
Net investment income	1,632,940	1,964,735	2,212,972
Net realized gains (losses) on investments	3,677,250	806,501	(126,735)
Other income	670,344	643,865	614,828

Income before federal income taxes	$3,406,524	$6,062,941	$5,337,502

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

15. Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share are calculated by dividing net income by the weighted-average common shares outstanding and the weighted-average dilutive share equivalents outstanding. The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2010	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$2,441,540	$4,244,814	$3,760,588

Denominator for basic earnings per share—weighted average shares outstanding	1,764,580	1,749,196	1,770,025
Dilutive effect of stock-based compensation plan	39,690	35,982	36,611

Denominator for diluted earnings per share	1,804,270	1,785,178	1,806,636

Basic earnings per share	$1.38	$2.43	$2.12

Diluted earnings per share	$1.35	$2.38	$2.08

Number of shares that are anti-dilutive	53,393	47,738	31,988

16. Stock-based Compensation

The Company has two stock-based compensation plans which are described below. The compensation cost for these plans that has been charged against income for the years ended December 31, 2010, 2009 and 2008 was $131,211, $122,057 and $103,228, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation was $44,612, $41,499 and $35,098, for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2010, 2009 and 2008. The expected volatility is based on historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payout. The expected term is an estimate based on expected behavior of the group of optionees. The risk free rate for the expected term of the option is based on U.S. Treasury Strips in effect at the time of grant.

	Years Ended December 31,
	2010	2009	2008
Expected volatility	37.2% - 38.5%	37.2%	33.4% - 33.7%
Expected dividend yield	0.60%	0.60%	0.77%
Expected term (in years)	4.5 - 6.5	0.4 - 6.5	1.5 - 6.5
Risk-free rate	1.83% - 3.03%	0.13% - 3.14%	0.57% - 3.48%

A summary of option activity under the plans as of December 31, 2010 and changes during the year then ended is presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—beginning of year	141,084	$12.92
Granted	18,750	$25.99
Exercised	(9,898)	$6.42
Forfeited	(1,112)	$25.63

Outstanding—end of year	148,824	$14.91	6.2	$2,023,002

Exercisable at end of year	100,982	$10.94	5.1	$1,772,834

The weighted-average grant-date fair value of options granted in 2010, 2009 and 2008 was $10.15, $10.30 and $5.20, respectively. The total intrinsic value of options exercised in 2010, 2009 and 2008 was $160,333, $41,966 and $24,177, respectively.

FREMONT MICHIGAN INSURACORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the Company’s nonvested options as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

Nonvested Options	Number of Options	Weighted Average Grant- Date Fair Value
Nonvested—beginning of year	45,275	$8.61
Granted	18,750	$10.15
Vested	(16,183)	$8.54
Forfeited	—	$—

Nonvested—end of year	47,842	$9.24

As of December 31, 2010, there was $419,023 of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under both plans. That cost is expected to be recognized over a weighted average period of 3.4 years.

17. Credit Arrangement

In 2010, the Company entered into a business loan agreement with a bank that allows the Company to borrow up to $7,000,000. Interest is charged at a variable rate equal to LIBOR (as defined in the agreement) plus two and one-half percentage points. The maturity date for this agreement is December 2, 2011. The agreement contains customary covenants with which the Company must comply. The Company is required to maintain an average daily collected cash balance of not less than $2,300,000. The Company has not had any borrowings under the agreement.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Vice President of Finance, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 under this framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Class I Directors—Terms Expiring in 2013

Name Position with Fremont; Principal Occupation; Business Experience and Qualifications.	Age	Director Since	Directorships in Other Reporting Companies Currently and During the Preceding Five Years
Michael A. DeKuiper Director; Director of Fremont Insurance since 1997; is a principal of and President of The White Agency, Inc. an independent insurance agency in Fremont, Grant and Twin Lake, Michigan and has been employed there since 1971; Mr. DeKuiper has experience and knowledge of the insurance industry, especially commercial lines, our agency distribution channel and the insurance needs of our customers.	63	2003	None

Monica C. Holmes Director; is Associate Dean, College of Business, Central Michigan University, Mount Pleasant, Michigan, since August 2006, and has been a professor in the College of Business since 1995; Ms. Holmes has extensive knowledge of information technology and the application of technology to business.	61	2006	None

James P. Hallan Director; President and CEO of the Michigan Retailers Association, President and CEO of Retailers Mutual Insurance Company, and Chairman of Delta Dental Plans of Michigan, Ohio and Indiana; Mr. Hallan has extensive leadership experience, including as an executive officer of a Michigan insurer, and experience as an attorney.	58	2009	None

Jack A. Siebers Director; Director of Fremont Insurance since 1999; has practiced business law for over 40 years. On June 1, 2010, Mr. Siebers became an employee of the law firm of Foster Swift Collins & Smith, PC in Holland, Michigan and is currently employed by that firm. Prior to this employment, Mr. Siebers had been a principal in the law firm of Siebers Mohney, PLC for more than ten years. Mr. Siebers has extensive knowledge and experience in corporate law, and leadership skills as an executive officer of a public insurance group.	69	2003	None

Class II Directors—Term Expires in 2011

Name Position with Fremont; Principal Occupation; Business Experience and Qualifications.	Age	Director Since	Directorships in Other Reporting Companies Currently and During the Preceding Five Years
Jack G. Hendon Director; Director of Fremont Insurance since 2003; employed as a certified public accountant for over 30 years and is a principal of H&S Companies, a certified public accounting firm in Fremont, Michigan; franchise owner and financial advisor with Ameriprise Financial Services, Inc. Mr. Hendon has extensive knowledge and experience in corporate finance, accounting and investment management.	55	2003	None

Donald VanSingel Chairman of the Board; Chairman of Fremont Insurance since 1997 and Director since 1978; served 20 years as a Representative in the Michigan House of Representatives, and was a lobbyist from 1993 until his retirement in 2007 with Government Consultant Services in Lansing, Michigan; Mr. VanSingel has experience in government relations, legislative matters and as a director of a public company.	67	2003	ChoiceOne Financial Services, Inc.

Harold L. Wiberg Director; Director of Fremont Insurance since 1999; is a principal and President of Bonek Agency, Inc., an independent insurance agency in Suttons Bay, Michigan and has been employed there since 1974; Mr. Wiberg has experience and knowledge of the insurance industry, our agency distribution channel, the insurance needs of our customers, and investment management.	59	2003	None

Class III Directors—Term Expiring in 2012

Name Position with Fremont; Principal Occupation; Business Experience and Qualifications.	Age	Director Since	Directorships in Other Reporting Companies Currently and During the Preceding Five Years
Richard E. Dunning Director, President and Chief Executive Officer; President and Chief Executive Officer of Fremont Insurance since 1997; Mr. Dunning has leadership and insurance industry experience and, business experience in various disciplines from his prior employment with a Fortune 500 company.	64	2003	None

William L. Johnson Director and Vice-Chairman of the Board; Director of Fremont Insurance since 2003; formerly the Chairman, President and Chief Executive Officer of Semco Energy, Inc. from 1996 to 2002; Mr. Johnson is President and CEO of Berean Group, LLC, a business consulting firm; Mr. Johnson has leadership and public company experience, with strong skills in strategic planning and business management.	68	2003	None

Donald C. Wilson Director; President and owner of Don Wilson Insurance Agency, Inc. and D. Beacom Insurance Agency since 1999; Mr. Wilson has experience and knowledge of the insurance industry, our agency distribution channel the insurance needs of our customers, and investment and other management experience from prior employment as an officer of a public company.	55	2006	None

Executive Officers

Name Position with Fremont	Age	Principal Occupation During Past Five Years
Richard E. Dunning Director, President and Chief Executive Officer;	64	President and Chief Executive Officer of Fremont since 2004; President and Chief Executive Officer of Fremont Insurance since 1997;

Kurt M. Dettmer Vice President of Marketing of Fremont Insurance;	43	Vice President of Marketing of Fremont Insurance since 2005, Marketing Manager of Fremont Insurance—2004; Mr. Dettmer began his career with Fremont Insurance in 1998 as a claims adjuster;

Marvin R. Deur Senior Vice President—Administration and Treasurer; Senior Vice President—Administration and Treasurer of Fremont Insurance;	59	Senior Vice President—Administration of Fremont Insurance since 2005 and Treasurer since 1995. Mr. Deur began his career with Fremont Insurance as an accountant in 1982;

Kevin G. Kaastra Vice President of Finance; Vice President of Finance of Fremont Insurance;	40	Vice President of Finance of Fremont Insurance since 2005; Mr. Kaastra, a certified public accountant, began his career with Fremont Insurance in November 2003 as the Controller; Prior to joining Fremont, Mr. Kaastra was employed as a certified public accountant in public accounting for 10 years.

David L. Mangin Executive Vice President and Chief Information Officer Fremont	52	Executive Vice President and Chief Information Officer of Fremont Insurance since July 2008; Vice President of Information Technology from 2007 to July 2008; Mr. Mangin began his career with Fremont Insurance in May 2005 as Director of Information Technology; Prior to joining Fremont Insurance Mr. Mangin held various positions in information technology.

Francis Massucci Senior Vice President of Personal Lines and Product Management of Fremont Insurance;	52	Senior Vice President of Personal Lines and Product Management of Fremont Insurance since 2007; Director of Pricing and Product Development from 2005 to 2006; Mr. Massucci began his career with Fremont Insurance in June 2003 as Manager of Pricing and Product Development.

Kent B. Shantz Executive Vice President and Chief Operating Officer of Fremont;	52	Executive Vice President and Chief Commercial Officer of Fremont Insurance since July 2008; Vice President of Commercial lines from April 2007 to July 2008; Prior to joining Fremont, Mr. Shantz held various executive positions in the insurance industry and since 2002 was an owner of an independent insurance agency.

There are no family relationships between any of the listed persons, except that Mr. DeKuiper’s daughter is married to Kevin G. Kaastra, Fremont’s Vice President of Finance.

The Company has adopted a Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. A copy of the Company’s

Code of Ethics for Senior Financial Officers was filed as Exhibit 14 to its Annual Report on Form 10-K for the year ended December 31, 2005 and is also posted on the Company’s Internet website under Investor Information at www.fmic.com. As of December 31, 2010, no amendments or waivers had been made to our Code of Ethics as previously filed with the Securities and Exchange Commission. The Company intends to post any amendments to or any waivers from a provision of its Code of Ethics that applies to its principal executive officer and principal financial officer, or persons performing similar functions on its website.

The Audit Committee of the Board of Directors of Fremont is a separately-designated standing committee of the Board of Directors and is comprised of four independent Directors, Messrs. Hendon, Johnson and VanSingel and Ms. Holmes. The Board has determined their independence based on Exchange Act Rule 10a-3 and the NASDAQ definition of independence. The Audit Committee operates under a written charter adopted by the Board of Directors on September 21, 2004. A copy of the Audit Committee Charter is also posted on the Company’s website. The Board of Directors has determined that Mr. Jack G. Hendon is the “audit committee financial expert” of the Audit Committee. Mr. Hendon’s qualifications as a financial expert are described in the table above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2010, the Reporting Persons met all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

2010 SUMMARY COMPENSATION

The following table sets forth summary compensation information earned during the years ended December 31, 2010 and 2009 for our chief executive officer and each of our other two most highly compensated executive officers whose compensation exceeded $100,000 for the last fiscal year. We refer to these persons as our “named executive officers” elsewhere in this report. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compen- sation (5)	Total
Richard E. Dunning	2010	$234,000	$25,000	$30,660	$30,420	$9,338	$329,418
President, Chief Executive Officer and Director	2009	$225,000	$12,000	$31,950	$49,500	$13,673	$332,123

David L. Mangin	2010	$145,860	$—	$14,308	$30,631	$3,282	$194,081
Executive Vice President of Information Technology, Chief Information Officer	2009	$143,000	$—	$15,975	$35,750	$7,177	$201,902

Kent B. Shantz	2010	$156,468	$—	$14,308	$39,117	$8,457	$218,350
Executive Vice President, Chief Commercial Officer	2009	$153,400	$—	$15,975	$36,816	$8,035	$214,226

(1)	Includes amounts deferred under the 401(k) Plan.

(2)	Discretionary annual cash bonus awards.
(3)	Amounts shown in this column represent the aggregate grant date fair value computed in accordance with current accounting standards. The assumptions and methodology used in the valuation of these stock option awards are disclosed in Note 16 to the Company’s audited financial statements for the year ended December 31, 2010 included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010.
(4)	Annual cash awards based on the satisfaction of Company and individual performance goals under the non-equity incentive plan were as follows:

Name	Year	Company Performance Goals	Individual Performance Goals	Total Non-Equity Incentive Plan Compensation
Richard E. Dunning	2010	$30,420	$—	$30,420
	2009	$49,500	$—	$49,500

David L. Mangin	2010	$18,962	$11,669	$30,631
	2009	$31,460	$4,290	$35,750

Kent B. Shantz	2010	$20,341	$18,776	$39,117
	2009	$33,748	$3,068	$36,816

(5)	Except for the 2009 amount for Mr. Dunning, all other compensation includes all amounts contributed by the Company as discretionary or matching contributions for the benefit of the executive under the 401(k) Plan and perquisites. The 2009 amount for Mr. Dunning includes the Company matching contribution under the 401(k) Plan of $9,346 plus $ 4,327 which represents unused vacation which was “sold back” to the Company. The value of perquisites did not equal or exceed $10,000 for any of the named executives.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION

Annual Cash Incentives

Discretionary Bonus. The Compensation Committee approved a discretionary bonus for 2010 for the CEO. This bonus is not tied to a predetermined financial goal, but is meant to recognize individual performance. For 2010, the total amount of the discretionary bonus approved by the Compensation Committee and awarded to the CEO was $25,000. This amount was based upon contribution to Company objectives, leadership and performance. The “Bonus” column of the Summary Compensation Table reflects the amount of the discretionary bonus awarded to the CEO.

Non-Equity Incentive Plan. We provide the opportunity for our named executive officers, other executives and employees to earn an annual cash incentive based upon the achievement of certain corporate objectives and individual performance objectives. During the fourth quarter of each year, the Compensation Committee reviews our objectives and establishes the goals for the following year. The first component of the annual cash incentive awards for 2010 was based on the operating growth in statutory surplus of our subsidiary, Fremont Insurance Company. Depending on the amount of growth in statutory surplus, the range of annual cash incentive opportunities, expressed as a percentage of base salary paid during the fiscal year, is from 0% to 22% for all of the named executive officers. For 2010, the threshold award goal was 2% of base salary for an increase in surplus of $1,000,000 and the maximum award goal of 22% was based on an increase in surplus of $5,750,000. There was no minimum or guaranteed bonus level. In 2010, the operating change in statutory surplus of Fremont Insurance Company was an increase of $3,758,000 compared to 2009 resulting in non-equity incentive plan awards equal to 13% of base salary for the named executive officers. The second component of the annual cash incentive awards for 2010 was based on the achievement of individual performance goals for the executive officers excluding the CEO. Depending on the achievement of individual performance goals, the range of annual cash incentive opportunities, expressed as a percentage of base salary paid during the fiscal year, is from 0% to 22% for all of the named executive officers. There was no minimum guaranteed bonus level. The amounts awarded each named executive officer is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Equity Incentives

In General. We provide the opportunity for our named executive officers to earn a long-term equity incentive award. The Compensation Committee reviews long-term equity incentives for our named executive officers annually in November or December. For 2010, our long-term equity incentive program consisted of grants of stock options.

The Company has two stock-based incentive plans. The initial plan was the Stock-Based Compensation Plan dated November 18, 2003 (the “2003 Plan”). Under the 2003 Plan, awards for 86,210 shares of Fremont Common Stock were reserved and as of this date all awards available under the 2003 Plan have been granted. If awards previously granted under the 2003 Plan should expire, become unexercisable or be forfeited for any reason without having been exercised, the shares of common stock subject to those awards would be available for the grant of additional awards under the 2003 Plan. On May 11, 2006, our Shareholders approved the Stock Incentive Plan of 2006 (the “2006 Plan”), which provides stock incentives to Fremont’s key employees and non-employee directors. Pursuant to the 2006 Plan, 150,000 shares of Fremont Common Stock were reserved for future issuance by Fremont, in the form of newly-issued shares in satisfaction of awards under the 2006 Plan. If awards should expire, become unexercisable or be forfeited for any reason without having been exercised, the shares of common stock subject to those awards would be available for the grant of additional awards. The following summary describes the major features of the 2003 Plan and the 2006 Plan (collectively the “Plan”), which have essentially similar terms and conditions as described below, except for the number of awards authorized.

Awards. Subject to certain limits set forth in the Plan, the Compensation Committee has the discretionary authority to determine the size of an award. However, the stock purchase price for any options granted under the Plan will not be less than 100% of the fair market value of a share of Common Stock on the date the option is granted and no participant shall be granted, during any calendar year, awards with respect to more 15,000 shares. Fremont does not receive any payment for granting stock options. Awards under the Plan may be in the form of nonqualified stock options, restricted stock or other stock-based form, in the discretion of the Compensation Committee. The Compensation Committee, at the time of award, has discretion to determine the vesting of awards and performance-based criteria, if any.

Adjustments. In the event of a stock dividend, recapitalization, stock split, reorganization, merger, spin-off, repurchase or exchange of Fremont Common Stock, or similar event affecting Fremont Common Stock, the number and kind of shares granted under the Plan, the number and kind of shares subject to outstanding stock options and restricted stock awards, and the exercise price of outstanding stock options are required to be adjusted to prevent dilution or enlargement of benefits.

Exercise of Stock Options. The exercise price of stock options granted under the Plan may not be less than the fair market value of Fremont Common Stock on the date of grant and the option term may not be longer than 10 years and one month. The Compensation Committee determines at the time of grant when each stock option becomes exercisable. Payment of the exercise price of a stock option may be in cash by the participant. Fremont will require, prior to issuing Fremont Common Stock under the Plan, that the participant who is an employee remit an amount in cash or Fremont Common Stock sufficient to satisfy any tax withholding requirements.

Vesting of Restricted Stock. Awards of restricted stock lose their restrictions (i.e. the restrictions lapse) at the conclusion of a specified period of continuous employment or service with Fremont, and/or its subsidiary, and/or achievement of performance goals.

Change in Control. Stock options and restricted stock awarded under the Plan will become exercisable and fully vested upon the occurrence of a “change in control,” as defined in the Plan. In addition, upon a change in control, the Plan requires the Compensation Committee authority to take certain actions with respect to unexercised options in connection with preservation of the rights intended by the Plan.

Termination, Death, and Retirement. Subject to certain exceptions, the ability to exercise vested stock options will expire thirty days after the termination of a participant’s employment with Fremont or a subsidiary or service as a non-employee director of Fremont and all unvested option grants are forfeited as of termination. In the case of involuntary termination or retirement, the ability to exercise vested stock options will expire three months after termination or retirement of a participant’s employment or service (one year, in the case of death or disability). In the event of termination, if the Compensation Committee determines that the participant has engaged in any activity detrimental to the interests of the Company, the Compensation Committee may terminate the unexercised portion of an option. The Compensation Committee may accelerate or waive any service requirement upon the death or disability of an option holder. Restricted stock awards are generally subject to the same provisions with respect to the acceleration of vesting and performance goals as described above.

Administration of the Plan. The Plan is administered by the Compensation Committee. The Compensation Committee selects the Fremont employees and non-employee directors who will receive awards, determine the number of shares covered thereby, and establish the terms, conditions, and other provisions of the grants. The Compensation Committee may interpret the Plan and establish, amend, and rescind any rules relating to the Plan.

Amendments. Subject to approval of the Board of Directors where required, the Compensation Committee may terminate, amend, or suspend the Plan, but no action may be taken by the Compensation Committee or the Board of Directors (except those described earlier in the Section entitled “Adjustments”) without the approval of the shareholders to materially increase the number of shares that may be issued under the Plan; permit granting of stock options at less than fair market value; permit the repricing of outstanding stock options; permit the reload of exercised stock options; or amend the maximum shares set forth that may be granted as stock options to any employee.

Benefits and Perquisites

We provide the opportunity for our named executive officers and other executives to receive certain general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan. Under our 401(k) plan, we make matching contributions up to 75% of an employee’s voluntary contribution. In 2010, matching contributions were capped at 4.5% of each participant’s eligible compensation. The Compensation Committee can also establish an annual discretionary contribution to the 401(k) plan. In 2010, there were no discretionary contributions to the 401(k) plan. All employees who work at least 1,000 hours per year, after their first six months of service, become eligible for participation in the 401(k) plan. The named executives participate on the same basis as all other employees. For 2010, none of the named executives or any of the directors received perquisites in an amount valued at $10,000 or more.

Change in Control and Severance Benefits

We provide the opportunity for certain of our named executive officers to be protected under the severance and change in control provisions contained in employment agreements or severance agreements. Our severance and change in control provisions for the named executive officers are summarized below in “Employment Agreement with Mr. Dunning” and “Severance Agreements with Mssrs. Mangin and Shantz.” Our analysis indicates that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies. We believe our arrangements are reasonable in light of the fact that cash severance is limited three years for Mr. Dunning and two years for the other named executives. There are no “single trigger” benefits upon a change in control other than the accelerated vesting of awards pursuant to the Company’s equity incentive plans discussed above.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Richard E. Dunning	16,480	—	(1)	$4.85	10/15/14
	412	—	(3)	$10.72	12/29/15
	3,048	763	(4)	$24.16	12/29/16
	1,854	1,236	(5)	$18.69	12/28/17
	1,714	1,286	(7)	$15.55	12/31/18
	1,200	1,800	(8)	$26.50	12/30/19
	—	3,000	(9)	$26.03	12/30/20

David L. Mangin	1,545	—	(2)	$4.85	5/16/15
	412	—	(3)	$10.72	12/29/15
	824	206	(4)	$24.16	12/29/16
	741	495	(5)	$18.69	12/28/17
	600	900	(7)	$15.55	12/31/18
	300	1,200	(8)	$26.50	12/30/19
	—	1,400	(9)	$26.03	12/30/20

Kent B. Shantz	618	412	(6)	$27.38	4/30/17
	741	495	(5)	$18.69	12/28/17
	600	900	(7)	$15.55	12/31/18
	300	1,200	(8)	$26.50	12/30/19
	—	1,400	(9)	$26.03	12/30/20

(1)	This option grant became fully vested on October 15, 2009.
(2)	This option grant became fully vested on May 16, 2010.
(3)	This option grant became fully vested on December 29, 2010.
(4)	This option grant vests over 5 years at 20% per year, commencing on December 29, 2006.
(5)	This option grant vests over 5 years at 20% per year, commencing on December 28, 2007.
(6)	This option grant vests over 5 years at 20% per year, commencing on April 30, 2007.
(7)	This option grant vests over 5 years at 20% per year, commencing on December 31, 2008.
(8)	This option grant vests over 5 years at 20% per year, commencing on December 30, 2009.
(9)	This option grant vests over 5 years at 20% per year, commencing on December 30, 2010.

Employment Agreement with Mr. Dunning

On March 16, 2004, the Compensation Committee approved employment agreements with Mr. Dunning. The agreement provides for a period of employment continuing until the third anniversary of any change in control. Any party to an agreement may elect not to extend that agreement for an additional year by providing written notice at least 90 days prior to any annual anniversary date.

If Mr. Dunning were terminated, other than for cause, disability, retirement or death, or voluntarily terminates employment for “good reason” due to breach of his employment agreement, then he would be entitled to (i) a cash severance amount equal to 2.99 times his average annual compensation over his most recent three taxable years, payable in equal monthly installments over 36 months, and (ii) a continuation of benefits similar to those he is receiving at the time of such termination for the same term. If Mr. Dunning is terminated after a change in control and the amount of the change in control payments constitutes an excess payment under Section 280G of the Code, Mr. Dunning will also receive an additional cash payment (“Gross-Up”) so that after payment of all applicable excise taxes including those assessed on the change in control payment and the federal, state and local income taxes on the Gross-Up payment, he is placed in the same after-tax position he would have been in if such payments of compensation and benefits had not constituted an excess parachute payment.

The following definitions apply to the Employment Agreement of Mr. Dunning:

“Average Annual Compensation” shall be deemed to mean the average level of compensation paid to the executive by the employer and any subsidiary of the employer during the most recent three calendar years preceding the Date of Termination, including Base Salary, bonuses under any employee benefit plans of the Employer, and contributions to 401(k), pension and other retirement plans.

“Cause” shall mean termination because of (i) willful and continued failure to perform substantially the executive’s duties with the employer or one of its subsidiaries (other than any such failure resulting from incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to the executive by the Board which specifically identifies the manner in which the Board believes that the executive has not substantially performed the executive’s duties, or (ii) the willful engaging by the executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the employer. For purposes of this provision, no act or failure to act on the executive’s part shall be considered “willful” unless done, or omitted to be done, by the executive in bad faith or without reasonable belief that the executive’s action or omission was in the best interest of the employer. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon advice of counsel for the employer shall be conclusively presumed to be done, or omitted to be done, by the executive in good faith and in the best interests of the employer.

“Change in Control” of the employer shall mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), or any successor to such regulation, whether or not the Company is registered under the Exchange Act; provided that, without limitation, such a change in control shall be deemed to have occurred if:

(i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company’s then outstanding securities; or

(ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority of that Board unless the election, or the nomination for election by stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

“Good Reason” shall mean termination by the executive based on any of the following, except that Mr. Deur may only terminate his employment for Good Reason following a Change in Control of the Company:

(i) Without the executive’s express written consent, the failure to elect or to re-elect or to appoint or to re-appoint the executive to the position and office held of the employer or a material adverse change made by the employer in the executive’s functions, duties or responsibilities, including a diminution of the executive’s reporting relationship;

(ii) Without the executive’s express written consent, a material reduction by the employer in the executive’s base salary as the same may be increased from time to time or, except to the extent permitted by the agreement, a material reduction in the package of fringe benefits provided to the executive, taken as a whole;

(iii) Without the executive’s express written consent, the employer requires the executive to work in an office which is more than 30 miles from the location of the employer’s current principal executive office, except for required travel on business of the employer to an extent substantially consistent with the executive’s present business travel obligations;

(iv) Any purported termination of the executive’s employment for Cause, Disability or Retirement which is not effected pursuant to a Notice of Termination satisfying the requirements of the agreement; or

(v) The failure by the employer, after a Change in Control of the employer, to obtain the assumption of and agreement to perform the agreement by any successor.

The Employment Agreement prohibits Mr. Dunning, during his employment and for a period of two (2) years following a termination that entitles him to a severance payment, from directly or indirectly performing services for, having ownership in or participating in the management of any business engaged in the property and casualty insurance business. After termination, this non-competition covenant is limited geographically to the State of Michigan.

Mr. Dunning’s Employment Agreement was amended on November 23, 2010 to assure compliance with Section 409A of the Code in accordance with IRS Notice 2010-6 Correction Procedure. The amendment: (1) eliminated a Company option to pay the benefits in a lump sum, (2) added a provision that if Mr. Dunning is deemed a “Key Employee” of the Company as said definition is applied by Section 409A of the Code, that all installment payment payments otherwise payable to Mr. Dunning within the first six months following termination shall be held, accumulated and paid to Mr. Dunning on the first day of the seventh month following termination; (3) clarifies the timing of the payment of any “Gross-Up” amounts payable under the Agreement; and (4) requires the Company to establish and fund a “rabbi trust” upon any termination of employment that would trigger payments under the Agreement.

Severance Agreement with Mssrs. Mangin and Shantz

Fremont entered into Change in Control Severance Agreements with Mssrs. Mangin and Shantz in March 2010 replacing similar pre-existing agreements (the “Severance Agreement”). Under the terms of the Severance Agreement, the Company will owe the executive severance pay in the event that (1) a change in control of the Company occurs during the executive’s employment with the Company, or within six months after the executive’s earlier termination, and (2) within two years of the date of a change in control the executive’s employment with the Company is terminated by (a) the Company for any reason other than cause, disability, retirement or death or (b) the executive for Good Reason.

In the event of a termination covered by the Severance Agreement, the Company owes the executive (1) unpaid salary and a prorated target bonus through the date of termination, (2) a lump sum payment due within 10 business days following the date of termination equal to two (2) times the executive’s Average Annual Compensation, and (3) continuation, for a period beginning on the date of termination and ending on the earlier of (a) two years following the termination of employment or (b) the date the executive receives substantially equal benefits from a new employer, of the executive’s participation in all employee group insurance benefit programs in which the executive participated in immediately prior to termination. If participation in a benefit program is not permitted under the program, the Company shall reimburse the executive for the cost to obtain equivalent benefits. If the executive is a “specified employee” within the meaning of Section 409A of the Code at the time of executive’s termination and the severance benefits are considered deferred compensation under Section 409A, the payment of the lump sum shall be delayed for six months and one day following the date of termination.

If the amount of the change in control payments constitutes an excess payment under Section 280G of the Code, the executive will also receive an additional cash payment (“Gross-Up”) so that after payment of all applicable excise taxes including those assessed on the change in control payment and the federal, state and local income taxes on the Gross-Up payment, he is placed in the same after-tax position he would have been in if such payments of compensation and benefits had not constituted an excess parachute payment. However, if the excise taxes can be avoided by a reduction of up to 10% of the severance benefits, the severance benefits shall be reduced by up to 10%. If a reduction of up to 10% does not avoid the excise tax, there shall be no reduction in severance benefits and the Gross-Up will be paid.

Under the Severance Agreement, the definitions of “Average Annual Compensation” and “Cause” are defined substantially similar to those terms as used under Mr. Dunning’s Employment Agreement. In addition, the following definitions apply to the Severance Agreement:

“Change of Control” of the Company means:

(i) the acquisition by any individual, entity, or group (“Person”), including any “person” within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act of 25% or more of either (x) the then outstanding shares of common stock of the Company (“Outstanding Company Common Stock”) or (y) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (“Outstanding Company Voting Securities”); provided, however, that the following acquisitions shall not constitute a Change in Control: (aa) any acquisition by the Company, (bb) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Person controlled by the Company, (cc) any acquisition by any corporation pursuant to a reorganization, merger, or consolidation involving the Company, if, immediately after such reorganization, merger, or consolidation, each of the conditions described in clauses (x), (y) and (z) of subsection (iii) of this Section shall be satisfied, or (dd) any acquisition by the Executive or any group of persons including the Executive; and provided further that, for purposes of clause (aa), if any Person, other than the Company or any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, shall become the beneficial owner of 25% or more of the Outstanding Company Common Stock or 25% or more of the Outstanding Company Voting Securities by reason of an acquisition by the Company and such Person shall, after such acquisition by the Company, become the beneficial owner of any additional shares of the Outstanding Company Common Stock or any additional Outstanding Company Voting Securities, such additional beneficial ownership shall constitute a Change in Control;

(ii) individuals who, as of the date hereof, constitute the Board (“Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual who becomes a director of the Company subsequent to the date hereof whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a two-thirds of the directors then compri sing the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; provided, however, no individual shall be deemed a member of the Incumbent Board if the individual was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board; or

(iii) approval by the shareholders of the Company of a reorganization, merger or consolidation or consolidation unless, in any such case, immediately after such reorganization, merger, or consolidation, (x) more than 50% of the then outstanding shares of common stock of the corporation resulting from such reorganization, merger, or consolidation and more than 50% of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such reorganization, merger, or consolidation and in substantially the same proportions relative to each other as their ownership, immediately prior to such reorganization, merger, or consolidation, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (y) no Person (other than (aa) the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or the corporation resulting from such reorganization, merger, or consolidation (or any corporation controlled by the Company), or (bb) any Person which beneficially owned, immediately prior to such reorganization, merger, or consolidation, directly or indirectly, 25% or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 25% or more of the then outstanding shares of common stock of such corporation or 25% or more of the combined voting power of the then outstanding securities of such corporation entitled to vote generally in the election of directors, and (z) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger, or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such reorganization, merger, or consolidation; or

(iv) approval by the shareholders of the Company of (x) a plan of complete liquidation or dissolution of the Company or (y) the sale or other disposition of all or substantially all of the assets the Company other than to a corporation with respect to which, immediately after such sale or other disposition, (aa) more than 50% of the then outstanding shares of common stock thereof and more than 50% of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such sale or other disposition and in substantially the same proportions relative to each other as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (bb) no Person (other than the Company, any employee benefit plan (or related trust) sponsored or maintained by the Company or such corporation (or any corporation controlled by the Company), or any Person which beneficially owned, immediately prior to such sale or other disposition, directly or indirectly, 25% or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 25% or more of the then outstanding shares of common stock thereof or 25% or more of the combined voting power of the then outstanding securities thereof entitled to vote generally in the election of directors and (cc) at least a majority of the members of the board of directors thereof were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition.

“Good Reason” means, without Executive’s express written consent, the occurrence of any of the following events after or in connection with a Change in Control:

(i) (aa) the assignment to Executive of any duties inconsistent in any material adverse respect with Executive’s position, duties, responsibilities, or status with the Company immediately prior to the Change in Control, (bb) a material adverse change in Executive’s positions, reporting responsibilities, titles or offices with the Company as in effect immediately prior to such Change in Control, (cc) any removal or involuntary termination of Executive by the Company otherwise than as expressly permitted by this Agreement (including any purported termination of employment which is not effected by a Notice of Termination), or (dd) any failure to re-elect Executive to any position with the Company held by Executive immediately prior to such Change in Control;

(ii) a material reduction by the Company in Executive’s rate of annual base salary as in effect immediately prior to such Change in Control or as the same may be increased from time to time thereafter;

(iii) the failure of the Company to continue the Company’s executive incentive plans or bonus plans in which Executive is participating immediately prior to such Change in Control or a reduction of the Executive’s target incentive award opportunity under any such bonus plan, unless Executive is permitted to participate in other plans providing Executive with substantially comparable benefits or receives compensation as a substitute for such plans providing Executive with a substantially equivalent economic benefit;

(iv) the Company requires Executive to work in an office which is more than 50 miles from the location of the Company’s current principal executive office, except for required travel on business of the Company to an extent substantially consistent with Executive’s business travel obligations immediately prior to such Change in Control;

(v) the failure of the Company to continue in effect any employee benefit plan, welfare benefits, vacation or compensation plan in which Executive is participating immediately prior to such Change in Control, unless Executive is permitted to participate in other plans providing Executive with substantially comparable benefits or receives compensation as a substitute for such plans providing Executive with a substantially equivalent after-tax economic benefit, or the taking of any action by the Company which would adversely affect Executive’s participation in or materially reduce Executive’s benefits under any such plan;

(vi) the failure of the Company to pay any amounts owed Executive as salary, bonus, deferred compensation or other compensation;

(vii) the failure of Company to obtain any assumption agreement contemplated in Section 14;

(viii) any purported termination of Executive’s employment which is not effected pursuant to a Notice of Termination which satisfies the requirements of a Notice of Termination; or

(ix) any other material breach by Company of its obligations under this Agreement.

The Company is not obligated to make any cash payments to these executives under these agreements if their employment is terminated by us for Cause or by the executive not for Good Reason. No severance or benefits are provided under their agreements for any of the executive officers in the event of retirement, death or disability.

The Severance Agreement between the Company and the named executives, prohibit the executives, during the executive’s employment and for a period of two years following a termination that entitles the executive to a severance payment, from (1) recruiting or hiring, any person then employed by the Company and (2) soliciting or interfering with the Company’s business relationships with its independent agents. However, the Severance Agreement provides the executive the option of waiving all severance benefits after termination but before payment thereof, and in the case of such waiver the non-solicitation obligations cease at termination.

DIRECTOR COMPENSATION

Summary of Director Compensation

Non-employee directors of Fremont receive an annual retainer of $5,000 as a director, except for the Board Chairman who receives an annual retainer of $7,000. Non-employee directors also receive an additional annual retainer of $600 for each committee on which they serve, except for the committee Chair who receives a $1,000 annual retainer. Directors also receive a meeting fee of $300 for each board or committee meeting attended while the Board Chairman and the committee chair receive a meeting fee of $400. Under our stock based incentive plans, directors are eligible to receive stock option grants at the discretion of the Compensation Committee. The grants are made on similar terms as grants to employees. However, all stock options granted to directors become fully vested upon retirement after age 70 and 10 years of service. The directors also receive the benefit of a group accidental death plan providing $100,000 of coverage. Our directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and its committees. Executive officers of Fremont who are directors or members of committees of the Fremont Board of Directors or its subsidiaries receive no compensation for their service, but may be reimbursed for actual expenses incurred in connection with their duties.

In December 2007, the Board of Directors approved a plan, effective January 1, 2008, whereby directors may elect to receive all or a portion of their director’s fees in shares of the Company’s stock in lieu of cash compensation. Shares are issued under the Company’s Stock Incentive Plans (“Plan”). The number of shares issued is based on the Fair Market Value of a Share on the issuance date, as these terms are defined in the Plan. Shares are issued after the director’s fees are earned, but may only be issued on the second trading day following a date on which the Company issues a press release announcing quarterly financial results. The Shares are fully vested at issuance.

The following table summarizes compensation that our directors earned during 2010 for services as members of our Board.

2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Donald E. Bradford	$6,650	$—	$—	$6,650
Michael A. DeKuiper	$11,200	$—	$4,599	$15,799
James P. Hallan	$5,525	$5,510	$4,599	$15,634
Jack G. Hendon	$7,025	$7,030	$4,599	$18,654
Monica C. Holmes	$—	$12,386	$4,599	$16,985
William L. Johnson	$7,425	$7,416	$4,221	$19,062
Kenneth J. Schuiteman	$5,500	$—	$—	$5,500
Jack A. Siebers	$—	$12,926	$3,830	$16,756
Donald VanSingel	$21,150	$—	$4,599	$25,749
Harold L. Wiberg	$12,550	$—	$4,599	$17,149
Donald C. Wilson	$6,000	$6,000	$4,599	$16,599

(1)	The amounts shown in this column represent the Fair Market Value, as defined in the Plan, of common stock awards that the director elected to receive in lieu of cash compensation for a portion of the director’s fees earned in 2010. The 2010 awards were issued on February 24, 2011 and the Fair Market Value was $25.75 per share. The shares are fully vested at issuance. The number of shares granted to directors in lieu of director fees earned in 2010 appears in the table below.

2010 DIRECTOR STOCK AWARDS TABLE

Name	Number of Shares Issued
James P. Hallan	214
Jack G. Hendon	273
Monica C. Holmes	481
William L. Johnson	288
Jack A. Siebers	502
Donald C. Wilson	233

(2)	Amounts shown in this column represent the aggregate grant date fair value computed in accordance with current accounting standards. The assumptions and methodology used in the valuation of these stock option awards are disclosed in Note 16 to the Company’s audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. The aggregate number of option awards outstanding at year-end appears below in the “Outstanding Director Equity Awards at Year-End” table.

OUTSTANDING DIRECTOR EQUITY AWARDS AT YEAR-END TABLE

Name	Number of Options
Michael A. Dekuiper	2,956
James P. Hallan	500
Jack G. Hendon	3,374
Monica C. Holmes	1,720
William L. Johnson	3,780
Jack A. Siebers	3,780
Donald VanSingel	3,780
Harold L. Wiberg	3,780
Donald C. Wilson	1,720

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company has two equity compensation plans pursuant to which it has granted stock options to employees and non-employee directors. The Stock-Based Compensation Plan dated November 18, 2003 was approved by the shareholders on May 12, 2005 and the Stock Incentive Plan of 2006 was approved by the shareholders on May 11, 2006. The following table sets forth, with respect to the equity compensation plans, as of December 31, 2010, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance.

	Equity Compensation Plan Information		Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	148,824	$14.91	76,361
Equity compensation plans not approved by security holders	—	—	—

Total	148,824		76,361

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

There are no persons or entities known to Fremont or its management who own of record or beneficially, as of the Record Date, more than 5% of the outstanding shares of Fremont Common Stock other than:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Mitchell Partners, L.P., a California limited partnership: J.E. Mitchell & Co., L.P. (General Partner); and James E. Mitchell (General Partner of J.E. Mitchell & Co., L.P.), 3187-D Airway Avenue, Costa Mesa, California 92626	175,868	(1)	9.9%
Common Stock	Biglari Holdings Inc., an Indiana corporation, 175 East Houston Street, Suite 1300 San Antonio, Texas 78205	172,500	(2)	9.7%
Common Stock	Loeb Management Holding LLC, General Partner of Loeb Arbitrage Management LP, Loeb Arbitrage Fund and Loeb Offshore Management LP, 61 Broadway, New York, N.Y. 10006	160,600	(3)	9.0%

(1)	According to Schedule 13G dated February 10, 2009, of Mitchell Partners, L.P., J.E. Mitchell & Co., L.P., and James E. Mitchell, claiming sole voting and dispositive power over the shares.
(2)	According to Schedule 13D/A dated January 3, 2011, of Biglari Holdings Inc. claiming sole voting and dispositive power over the shares.
(3)	According to Schedule 13D dated October 18, 2010 the Reporting Persons are: Loeb Arbitrage Management LP, a Delaware limited partnership, is the beneficial owner of 122,778 shares and claims shared voting and dispositive power over 122,778 shares; Loeb Arbitrage Fund, a New York limited partnership, is the beneficial owner of 108,968 shares, and claims shared voting and dispositive power over 108,968 shares; and Loeb Offshore Management LP, a Delaware limited partnership, is the beneficial owner of 37,822 shares and claims shared voting and dispositive power over 37,822 shares.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information concerning the number of shares of Fremont Common Stock beneficially owned, as of March 4, 2011, by each present director, nominee for director, and each executive officer named in the compensation table set forth elsewhere herein.

Name of Beneficial Owner (1)	Common Stock (2)	Options Currently Exercisable Or within 60 Days	Total Stock and Stock Based Holdings	Percent of Class
Michael A. DeKuiper	10,358	1,970	12,328	*
Richard E. Dunning	55,679	24,708	80,387	4.3%
James P. Hallan	1,614	100	1,714	*
Jack G. Hendon	9,270	2,348	11,618	*
Monica C. Holmes	2,584	654	3,238	*
William L. Johnson	13,373	2,784	16,157	*
David L. Mangin	604	4,422	5,026	*
Kent B Shantz	4,469	2,199	6,668	*
Jack A. Siebers	10,035	3,738	13,773	*
Donald VanSingel	8,382	3,780	12,162	*
Harold L. Wiberg	12,371	2,754	15,125	*
Donald C. Wilson	5,946	654	6,600	*
Officers, Directors and Nominees for Director as a Group (16 persons)	183,669	84,725	268,394	14.2%

*	Less than 1%

(1)	Each of the identified beneficial owners, including the officers, directors and nominees for director, has sole investment and voting power as to all the shares beneficially owned with the exception of those shares held indirectly by certain officers, directors and nominees for director as noted in the footnotes below.
(2)	Includes shares held by the Company’s 401(k) Plan Trust and allocated to their Plan accounts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

Mr. Harold L. Wiberg, a director, is the President and principal of The Bonek Agency, Inc. This agency is currently appointed as an agent with and writes insurance for Fremont Insurance. The terms and conditions of the agency agreement between The Bonek Agency and Fremont Insurance are similar in all material respects to agency agreements with the other agents of Fremont Insurance. Fremont Insurance pays The Bonek Agency commissions on business produced. The agency is also able to earn profit sharing commissions based on the profit margins of the business produced. Total regular and profit sharing commissions earned by The Bonek Agency were approximately $178,000 in 2010 and $140,000 in 2009. The commission rates, including profit sharing commission opportunity, are the same as other agents of Fremont Insurance. The Bonek Agency is an independent agent and also writes with regional and national insurers that may be competitors of Fremont Insurance.

Mr. Michael A. DeKuiper, a director, is the President and principal of The White Agency, Inc. This agency is currently appointed as an agent with and writes insurance for Fremont Insurance. The White Agency is Fremont Insurance’s largest producer. The terms and conditions of the agency agreement between The White Agency and Fremont Insurance are similar in all material respects to agency agreements with the other agents of Fremont Insurance. Fremont Insurance pays The White Agency commissions on business produced. The agency is also able to earn profit sharing commissions based on the profit margins of the business produced. Total regular and profit sharing commissions earned by The White Agency were approximately $373,000 in 2010 and $343,000 in 2009. The commission rates, including profit sharing commission opportunity, are the same as other agents of Fremont Insurance. The White Agency is an independent agent and also writes with regional and national insurers that may be competitors of Fremont Insurance.

Mr. Jack A. Siebers, a director, was a principal in the law firm of Siebers Mohney PLC. On June 1, 2010, Mr. Siebers became an employee of the law firm of Foster Swift Collins & Smith, PC in Holland, Michigan and is currently employed by that firm. The Company has retained these law firms for certain corporate legal matters in the past and plans to continue to retain Foster Swift Collins & Smith PC in the future. Legal fees paid to Siebers Mohney, PLC were approximately $218,000 in 2010 and $138,000 in 2009. During 2010, the Company paid fees for corporate legal services of approximately $88,000 to Foster Swift Collins & Smith PC.

CORPORATE GOVERNANCE

Director Independence

The Company has adopted the director independence standards of The NASDAQ Stock Market (“NASDAQ”). The Board of Directors has determined that Mr. Hallan, Mr. Hendon, Ms. Holmes, Mr. Johnson, Mr. VanSingel, Mr. Wiberg and Mr. Wilson are independent directors. Mr. Dunning is not independent as he is employed as President and Chief Executive Officer of the Company. Mr. DeKuiper is not deemed independent as his firm had certain transactions with the Company during 2009 and 2010 as disclosed above under the heading “Transactions with Executive Officers and Directors” aggregating in excess of $200,000. Mr. Siebers is no longer deemed independent as his law firm had certain transactions with the Company during 2010 as disclosed above under the heading “Certain Transactions with Executive Officers and Directors” aggregating in excess of $200,000. The Board of Directors had also determined that Mr. Bradford and Mr. Schuiteman, who served as directors until their retirement on May 13, 2010, were independent directors.

The Company has adopted corporate governance guidelines which include adherence to the Company’s Conflict of Interest and Business Ethics Policy. Any services to be rendered by a director or a director’s firm for the Company which may create a conflict of interest must receive pre-approval from the Governance Committee and the full Board prior to commencement of such services. In addition, on an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. The Audit Committee is responsible for the annual review and recommendation of the Conflicts of Interest and Business Ethics Policy for approval by the Board. In addition, the Committee is responsible for reviewing annually the management’s program to monitor compliance therewith and compliance with relevant laws and regulations.

Committees of the Board

The Board of Directors has various standing committees including an Audit Committee, Compensation Committee, and Governance Committee. Each such committee has a written charter.

The Audit Committee is comprised of Directors Hendon (Chairman), Holmes, Johnson and Vansingel, each of whom is independent in the judgment of the Board of Directors. The Committee is responsible for the appointment, compensation, oversight and termination of Fremont’s independent auditors. The Committee is required to pre-approve audit and non-audit services performed by the independent auditors. The Committee also assists the Board in providing oversight over the integrity of Fremont’s financial statements and Fremont’s compliance with applicable legal and regulatory requirements. The Committee also is responsible for, among other things, reporting to Fremont’s Board on the results of the annual audit and reviewing the financial statements and related financial and non-financial disclosures included in Fremont’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Importantly, from a corporate governance perspective, the Audit Committee regularly evaluates the independent auditors’ independence from Fremont and Fremont’s management, including approving legally permitted, non-audit services provided by Fremont’s auditors and the potential impact of the services on the auditors’ independence. The Committee meets periodically with Fremont’s independent auditors outside of the presence of Fremont’s management, and possesses the authority to retain professionals to assist it in meeting its responsibilities without consulting with management. The Committee reviews and discusses with management earnings releases, including the use of pro forma information and financial information provided to analysts and rating agencies. The Committee discusses with management and the independent auditors the effect of accounting initiatives. The Committee also is responsible for receiving and retaining complaints and concerns relating to accounting and auditing matters.

The Governance Committee is comprised of Directors Johnson (Chairman), DeKuiper, Hallan, Holmes, Siebers, VanSingel and Wilson. Each member of this committee, except Mr. DeKuiper and Mr. Siebers, is independent in the judgment of the Board of Directors. The Governance Committee is responsible for identifying and recommending to the Board individuals to stand for election as directors at the Annual Meeting of Shareholders, assisting the Board in the event of any vacancy on the Board by identifying individuals qualified to become Board members, recommending to the Board qualified individuals to fill such vacancy, recommending to the Board, on an annual basis, nominees for each Board Committee and to make independent recommendations to the Board of Directors as to the best practices for Board governance and evaluation of Board performance. The Committee has the responsibility to develop and recommend criteria for the selection of director nominees to the Board. The Committee has the power to apply standards for independence imposed by Fremont and all applicable federal laws in connection with such identification process.

The Compensation Committee is comprised of Directors Wilson (Chairman), DeKuiper, Hallan, Johnson and VanSingel. Each member of this committee, except Mr. DeKuiper, is independent in the judgment of the Board of Directors. The Compensation Committee is responsible for reviewing, establishing and making recommendations regarding the compensation and benefits of officers, employees, and with the administration of and the granting of stock awards to employees and directors under Fremont’s stock incentive plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

The Company’s Audit Committee appointed BDO USA, LLP to act as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for the year ended December 31, 2005. BDO USA, LLP has audited Fremont’s financial statements for each fiscal year since the year ended December 31, 2005, and the report on such financial statements for the year ended December 31, 2010 appears in this Report on Form 10-K.

Audit Fees of Independent Auditors

The following table sets forth the aggregate fees billed to Fremont and its subsidiary by BDO USA, LLP for the fiscal years ended December 31, 2010 and December 31, 2009.

	December 31, 2010	December 31, 2009
Audit Fees	$197,500	$190,000
Audit Related Fees	$—	$2,000
Tax Fees	$17,250	$16,500
All Other Fees	$—	$2,800

Audit fees included the audit of Fremont’s annual financial statements, reviews of Fremont’s quarterly financial statements, statutory and regulatory audits, consents and other services related to SEC matters. Audit related fees include services related to Section 404 of the Sarbanes-Oxley Act. All other fees include accounting consultations related to the various accounting matters. Tax fees included tax compliance services rendered in connection with federal, state and local income tax returns and transaction planning advice. The Audit Committee may, from time to time, grant pre-approval to those permissible non-audit services classified as “all other services” that it believes are routine and recurring services, and would not impair the independence of the auditor. A list of the SEC’s prohibited non-audit services is attached to the pre-approval policy. The SEC’s rule and relevant guidance will be consulted to determine the precise definitions of these services and the applicability of exceptions to certain of the prohibitions. The pre-approval fee levels for all services to be provided by the independent auditors will be established annually by the Audit Committee. Any proposed services exceeding these levels will require specific pre-approval by the Audit Committee.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors

The Audit Committee pre-approves all audit and legally permissible non-audit services provided by the independent auditors in accordance with the pre-approval policies and procedures adopted by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. Under the policy, pre-approved services include pre-approval of non-prohibited services for a limited dollar amount. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member must report any decisions to the Audit Committee at the next scheduled meeting. All services performed by BDO USA, LLP in 2010 and 2009 were pre-approved in accordance with the pre-approval policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements are filed as a part of this report in Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for Each of the Years in the Three-year Period Ended December 31, 2010
Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-year Period Ended December 31, 2010
Consolidated Statements of Cash Flows for Each of the Years in the Three-year Period Ended December 31, 2010
Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedules for the years 2010, 2009 and 2008 are submitted herewith:

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

FREMONT MICHIGAN INSURACORP, INC.

By:	/s/ RICHARD E. DUNNING	March 30, 2011
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

By:	/s/ RICHARD E. DUNNING	March 30, 2011
Richard E. Dunning President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ KEVIN G. KAASTRA	March 30, 2011
Kevin G. Kaastra Vice President of Finance (principal financial and accounting officer)

By:	/s/ MICHAEL A. DEKUIPER	March 30, 2011
Michael A. DeKuiper Director

By:	/s/ JAMES P. HALLAN	March 30, 2011
James P. Hallan Director

By:	/s/ JACK G. HENDON	March 30, 2011
Jack G. Hendon Director

By:	/s/ MONICA C. HOLMES	March 30, 2011
Monica C. Holmes Director

By:	/s/ WILLIAM L. JOHNSON	March 30, 2011
William L. Johnson Director

By:	/s/ JACK A. SIEBERS	March 30, 2011
Jack A. Siebers Director

By:	/s/ DONALD VANSINGEL	March 30, 2011
Donald VanSingel Chairman of the Board of Directors

By:	/s/ HAROLD L. WIBERG	March 30, 2011
Harold L. Wiberg Director

By:	/s/ DONALD C. WILSON	March 30, 2011
Donald C. Wilson Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fremont Michigan InsuraCorp, Inc.

Fremont, Michigan

The audits referred to in our report dated March 30, 2011 relating to the consolidated financial statements of Fremont Michigan InsuraCorp, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 30, 2011

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2010

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$7,472,982	7,397,044	7,397,044
States, municipalities and political subdivisions	20,115,479	19,754,595	19,754,595
All other	30,663,775	30,535,163	30,535,163

Total fixed maturities	58,252,236	57,686,802	57,686,802

Equity securities:
Common stocks:
Public utilities	244,673	250,074	250,074
Banks, trust and insurance companies	1,229,137	1,293,027	1,293,027
Industrial, miscellaneous and all other	15,364,516	16,577,943	16,577,943
Nonredeemable preferred stock	—	—	—

Total equity securities	16,838,326	18,121,044	18,121,044

Total investments	$75,090,562	75,807,846	75,807,846

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheet

	December 31,
	2010	2009
Assets
Investment in common stock of subsidiary (equity method)	$47,833,437	$45,635,970
Cash and cash equivalents	473,152	97,716
Other assets	677,025	382,772

Total assets	$48,983,614	$46,116,458

Liabilities and Stockholders’ Equity
Liabilities—Accrued expenses	$1,060	$71,671

Stockholders’ Equity:
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	$—	$—
Class A common stock, no par value, authorized 5,000,000 shares, 1,779,674 and 1,749,032 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	9,813,362	9,037,405
Retained earnings	38,388,455	36,332,648
Accumulated other comprehensive income (loss)	780,737	674,734

Total stockholders’ equity	48,982,554	46,044,787

Total liabilities and stockholders’ equity	$48,983,614	$46,116,458

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

	For the years ended December 31,
	2010	2009	2008
Revenue—net investment income	$1,310	$882	$2,612
Expenses:—operating expenses	986,043	270,443	78,440

Loss before federal income tax benefit	(984,733)	(269,561)	(75,828)
Federal income tax benefit	334,809	91,651	25,781

Loss before equity in income of subsidiary	(649,924)	(177,910)	(50,047)
Equity in income of subsidiary	3,091,464	4,422,724	3,810,635

Net income	$2,441,540	$4,244,814	$3,760,588

Fremont Michigan InsuraCorp Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Cash Flows

	For the years ended December 31,
	2010	2009	2008
Net cash (used in) provided by operating activities	$(883,577)	$(61,909)	$13,041

Cash flows from investing activities—Dividend received from subsidiary	1,000,000	250,000	700,000

Cash flows from financing activities:
Proceeds from issuance of common stock	571,225	317,878	—
Proceeds from exercised stock options	63,557	14,957	9,383
Tax benefit from exercised stock options	45,859	11,821	6,681
Share repurchases of common stock	(138,480)	(274,264)	(732,150)
Dividends paid to shareholders	(283,148)	(227,796)	(105,339)

Net cash (used in) provided by financing activities	259,013	(157,404)	(821,425)

Net increase (decrease) in cash and cash equivalents	375,436	30,687	(108,384)
Cash and cash equivalents at beginning of period	97,716	67,029	175,413

Cash and cash equivalents at end of period	$473,152	$97,716	$67,029

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule III—Supplementary Insurance Information

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims, and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue
December 31, 2010
Personal lines	$2,855,718	19,358,392	22,399,622	—	43,945,938
Commercial lines	825,155	6,616,537	6,208,236	—	8,251,480
Farm	532,813	2,061,407	3,001,636	—	4,924,623
Marine	156,214	1,307,824	969,962	—	1,934,429

Total	$4,369,900	29,344,160	32,579,456	—	59,056,470

December 31, 2009
Personal lines	$2,510,515	13,056,673	19,551,284	—	39,387,044
Commercial lines	738,073	6,151,084	5,444,497	—	7,209,804
Farm	508,195	1,444,992	2,905,798	—	5,039,075
Marine	156,768	678,494	984,549	—	1,895,908

Total	$3,913,551	21,331,243	28,886,128	—	53,531,831

December 31, 2008
Personal lines	$2,325,411	13,580,773	17,618,806	—	33,452,206
Commercial lines	745,124	5,181,944	5,274,421	—	7,711,397
Farm	387,135	1,675,043	2,740,364	—	4,541,837
Marine	138,477	931,764	980,218	—	1,797,681

Total	$3,596,147	21,369,524	26,613,809	—	47,503,121

	Column G	Column H	Column I	Column J	Column K
	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of DPAC	Other operating expenses	Premiums written
December 31, 2010
Personal lines		33,853,063	6,375,820	6,252,634	46,312,357
Commercial lines		4,679,029	1,596,483	2,171,237	8,868,591
Farm		3,190,637	1,019,143	674,078	5,018,194
Marine		1,211,157	333,160	274,039	1,919,841

Total	$1,632,940	42,933,886	9,324,606	9,371,988	62,118,983

December 31, 2009
Personal lines		26,079,141	5,730,823	5,443,232	41,160,490
Commercial lines		4,092,210	1,508,906	1,947,866	7,449,675
Farm		2,547,121	869,882	818,809	5,146,744
Marine		1,125,067	315,390	405,544	1,900,239

Total	$1,964,735	33,843,539	8,425,001	8,615,451	55,657,148

December 31, 2008
Personal lines		23,099,032	5,508,935	5,650,964	35,486,111
Commercial lines		2,394,681	1,269,919	1,302,659	8,109,475
Farm		2,466,282	747,953	767,237	4,592,638
Marine		1,059,303	296,043	303,676	1,836,874

Total	$2,212,972	29,019,298	7,822,850	8,024,536	50,025,098

Fremont Michigan InsuraCorp Inc. and Subsidiary

Schedule IV—Reinsurance

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
For the year ended December 31, 2010	$71,639,650	12,702,751	119,571	59,056,470	0.2%
For the year ended December 31, 2009	$64,588,128	11,141,412	85,115	53,531,831	0.2%
For the year ended December 31, 2008	$57,884,543	10,459,036	77,614	47,503,121	0.2%

Fremont Michigan InsuraCorp Inc. and Subsidiary

For the years ended December 31,

Schedule V—Allowance for Uncollectible Premiums

Allowance for Uncollectible Premiums	2010	2009	2008
Balance, January 1	$43,034	$58,678	$39,029
Additions	187,353	165,026	195,465
Deletions	(144,750)	(180,670)	(175,816)

Balance, December 31	$85,637	$43,034	$58,678

EXHIBIT INDEX

NUMBER	TITLE

3.1(a)	Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-112414 on Form S-1).

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.1(b) to the Company’s Form 10-Q for the period ending June 30, 2007).

3.2	Bylaws of Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commisson on November 19, 2009)

4.1	See Articles of Incorporation, filed as Exhibit 3.1

4.2	Shareholder Rights Agreement dated November 1, 2004 by and between the Company and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.3	Certificate of Adoption of Resolution Designating and Prescribing Rights, Preferences and Limitations of Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2004).

4.4	Amendment No. 1 to Shareholders Rights Agreement dated May 13, 2010 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K Current Report filed with the Securities and Exchange Commission on May 17, 2010).

10.1	Stock-Based Compensation Plan dated November 18, 2003, as amended and restated effective December 11, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2007).

10.2	Employment Agreement between Richard E. Dunning and Fremont Michigan InsuraCorp, Inc. (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-112414 on Form S-1).

10.3	Form of Employment Agreement for other officers (Incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-112414 on Form S-1).

10.4	Agent Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2008).

10.5	Form of Indemnity Agreement between Fremont Michigan InsuraCorp, Inc and its directors and officers (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-112414 on Form S-1).

10.6	Form of Agency Agreement and Endorsement to Agency Agreement for Profit Sharing (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-112414 on Form S-1).

10.7	Investment Management Agreement with Prime Advisors, Inc. (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-112414 on Form S-1).

10.8	Stock Incentive Plan of 2006, dated February 24, 2006, as amended and restated effective December 11, 2007 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2007).

10.9	Form of Change in Control Severance Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2009).

NUMBER	TITLE

10.10	Business Loan Agreement and Promissory Note between the Company and The Huntington National Bank dated December 3, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010.)

10.11	Amendment No. 1 to Employment Agreement between Richard E. Dunning and Fremont Michigan InsuraCorp, Inc. dated November 23, 2010.

10.12	Amendment No. 1 to Employment Agreement between Marvin R. Deur and Fremont Michigan InsuraCorp, Inc. dated November 23, 2010.

14	Code of Ethics for Senior Financial Executives (Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2005).

21	Subsidiaries of the registrant.

23.1	Consent of BDO USA, LLP

24	Power of Attorney (see Signatures of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.