Form 10-Q
period 2011-03-31
FREMONT MICHIGAN INSURACORP INC
filed 2011-05-16
CIK 1271245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 2, 2011
COMMON STOCK (No Par Value)	1,785,047
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	March 31, 2011	December 31, 2010
Assets
Investments:
Fixed maturities available for sale, at fair value	$58,249,181	$57,686,802
Equity securities available for sale, at fair value	19,874,427	18,121,044
Mortgage loans on real estate from related parties	230,015	231,942

Total investments	78,353,623	76,039,788
Cash and cash equivalents	6,619,288	6,364,648
Premiums due from policyholders, net	12,102,661	11,556,272
Amounts due from reinsurers	11,988,645	11,197,774
Prepaid reinsurance premiums	2,668,818	2,568,638
Accrued investment income	530,602	552,678
Income taxes recoverable	121,485	698,672
Deferred policy acquisition costs	4,260,493	4,369,900
Deferred federal income taxes	2,602,930	2,913,698
Property and equipment, net of accumulated depreciation	3,400,981	3,513,902
Other assets	75,960	83,088

	$122,725,486	$119,859,058

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss adjustment expenses	$29,551,568	$29,344,160
Unearned premiums	32,184,138	32,579,456
Reinsurance funds withheld and premiums ceded payable	233,433	75,263
Accrued expenses and other liabilities	9,820,106	8,877,625

Total liabilities	71,789,245	70,876,504

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, authorized 4,500,000 shares, no shares issued and outstanding	—	—
Class A common stock, no par value, authorized 5,000,000 shares, 1,785,047 and 1,779,674 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Class B common stock, no par value, authorized 500,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	9,986,276	9,813,362
Retained earnings	39,585,170	38,388,455
Accumulated other comprehensive income	1,364,795	780,737

Total stockholders’ equity	50,936,241	48,982,554

Total liabilities and stockholders’ equity	$122,725,486	$119,859,058

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31

	2011	2010
Revenues:
Net premiums earned	$15,912,231	$13,983,788
Net investment income	279,476	440,211
Net realized gains on investments	363,305	359,801
Other income, net	191,990	157,417

Total revenues	16,747,002	14,941,217

Expenses:
Losses and loss adjustment expenses, net	9,599,671	8,527,880
Policy acquisition and other underwriting expenses	5,292,140	4,923,146

Total expenses	14,891,811	13,451,026

Income before federal income tax expense	1,855,191	1,490,191
Federal income tax expense	587,075	460,586

Net income	$1,268,116	$1,029,605

Earnings per share
Basic	$.71	$.59
Diluted	$.70	$.57

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2011

	Common Stock Class A (Number of Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	1,779,674	$9,813,362	$38,388,455	$780,737	$48,982,554
Comprehensive income:
Net income			1,268,116		1,268,116
Net unrealized gains on investments, net of tax				595,094	595,094
Amortization of prior service credit, net of tax				(14,138)	(14,138)
Amortization of net actuarial loss, net of tax				3,102	3,102

Total comprehensive income					1,852,174
Common stock issued	5,373	132,504			132,504
Dividends declared at $0.04 per share			(71,401)		(71,401)
Stock-based compensation		40,410			40,410

Balance, March 31, 2011	1,785,047	$9,986,276	$39,585,170	$1,364,795	$50,936,241

The accompanying notes are an integral part of the consolidated financial statements.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31

	2011	2010
Cash flows from operating activities:
Net income	$1,268,116	$1,029,605
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	259,011	220,287
Deferred federal income taxes	9,889	(12,468)
Stock based compensation expense	40,410	31,203
Net realized gains on investments	(363,305)	(359,801)
Net amortization of premiums on investments	293,710	128,765
Excess tax benefit from stock options exercised	—	(20,220)
Changes in assets and liabilities:
Premiums due from policyholders	(546,389)	(207,519)
Amounts due from reinsurers	(790,871)	(2,227,048)
Prepaid reinsurance premiums	(100,180)	(173,510)
Accrued investment income	22,076	60,527
Income taxes recoverable	577,187	—
Deferred policy acquisition costs	109,407	163,928
Other assets	(6,984)	4,230
Losses and loss adjustment expenses	207,408	3,949,580
Unearned premiums	(395,318)	(817,463)
Reinsurance balances payable	158,170	(20,699)
Accrued expenses and other liabilities	214,677	(593,732)

Net cash provided by operating activities	957,014	1,155,665

Cash flows from investing activities:
Proceeds from sales and maturities of fixed maturity investments	3,239,955	16,872,064
Proceeds from sales of equity investments	4,005,297	1,601,680
Purchases of fixed maturity investments	(4,134,102)	(15,496,881)
Purchases of equity investments	(4,455,659)	(3,595,399)
Change in net payable from investment purchases	725,195	10,570
Repayment of mortgage loans on real estate from related parties	1,927	1,790
Purchase of property and equipment, net	(146,090)	(620,399)

Net cash used in investing activities	(763,477)	(1,226,575)

Cash flows from financing activities:
Proceeds from issuance of common stock	132,504	256,241
Share repurchases of common stock	—	(81,669)
Dividends paid to stockholders	(71,401)	(70,381)
Tax benefit from exercised stock options	—	20,220

Net cash provided by financing activities	61,103	124,411

Net increase in cash and cash equivalents	254,640	53,501
Cash and cash equivalents, beginning of period	6,364,648	7,063,679

Cash and cash equivalents, end of period	$6,619,288	$7,117,180

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

Fremont Michigan InsuraCorp, Inc. and subsidiary (collectively, the “Company”) includes Fremont Michigan InsuraCorp, Inc. (“FMIC”) and its wholly owned subsidiary Fremont Insurance Company (“FIC”). FIC is a Michigan licensed property and casualty insurance carrier operating exclusively in the State of Michigan and writing principally personal lines, commercial lines and farm insurance policies through independent agents.

The accompanying unaudited consolidated financial statements which include the accounts of FMIC and its wholly-owned subsidiary, FIC, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions have been eliminated.

The accompanying unaudited consolidated financial statements for the interim periods included herein are unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read with the annual consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investments at March 31, 2011 and December 31, 2010 are as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,448,487	$23,564	$124,760	$7,347,291
States and political subdivisions	20,887,950	187,867	480,276	20,595,541
Corporate securities	17,578,512	105,658	291,552	17,392,618
Mortgage-backed securities	12,950,855	88,796	125,920	12,913,731

	58,865,804	405,885	1,022,508	58,249,181

Equity securities	17,638,861	2,453,778	218,212	19,874,427

Total	$76,504,665	$2,859,663	$1,240,720	$78,123,608

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,472,982	$28,944	$104,882	$7,397,044
States and political subdivisions	20,115,479	175,824	536,708	19,754,595
Corporate securities	15,767,158	119,232	260,057	15,626,333
Mortgage-backed securities	14,896,617	108,342	96,129	14,908,830

	58,252,236	432,342	997,776	57,686,802

Equity securities	16,838,326	1,767,563	484,845	18,121,044

Total	$75,090,562	$2,199,905	$1,482,621	$75,807,846

The cost or amortized cost and estimated fair value of fixed maturities at March 31, 2011, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed investments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,830,664	$1,853,272
Due after one year through five years	19,440,104	19,479,066
Due after five years through ten years	22,754,701	22,182,296
Due after ten years	1,889,479	1,820,816
Mortgage-backed securities	12,950,856	12,913,731

	$58,865,804	$58,249,181

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The tables below show the total value of securities that were in an unrealized loss position as of March 31, 2011 and December 31, 2010 including the length of time they have been in an unrealized loss position. As of March 31, 2011 and December 31, 2010, unrealized losses, as shown in the following tables, were 1.5% and 1.8%, respectively, of total invested assets including cash and cash equivalents.

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,507,237	$124,760	$—	$—	$5,507,237	$124,760
States and political subdivisions	13,032,848	480,276	—	—	13,032,848	480,276
Corporate securities	9,696,267	291,552	—	—	9,696,267	291,552
Mortgage-backed securities	8,383,968	125,920	—	—	8,383,968	125,920

	36,620,320	1,022,508	—	—	36,620,320	1,022,508

Equity securities	1,447,526	85,573	2,496,520	132,639	3,944,046	218,212

Total	$38,067,846	$1,108,081	$2,496,520	$132,639	$40,564,366	$1,240,720

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,541,392	$104,882	$—	$—	$5,541,392	$104,882
States and political subdivisions	13,026,682	536,708	—	—	13,026,682	536,708
Corporate securities	8,071,331	260,057	—	—	8,071,331	260,057
Mortgage-backed securities	8,980,215	96,129	—	—	8,980,215	96,129

	35,619,620	997,776	—	—	35,619,620	997,776

Equity securities	1,585,866	71,112	4,339,739	413,733	5,925,605	484,845

Total	$37,205,486	$1,068,888	$4,339,739	$413,733	$41,545,225	$1,482,621

The following table shows the composition of the fixed maturity securities in unrealized loss positions at March 31, 2011 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

NAIC Rating	Equivalent S&P Rating	Equivalent Moody's Rating	Book Value	Fair Value	Unrealized Loss	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$36,887,711	$35,872,508	$1,015,203	99.3%
2	BBB	Baa	725,302	718,112	$7,190	0.7%
3	BB	Ba	—	—	—	—
4	B	B	29,815	29,700	$115	0.0%
5	CCC or lower	Caa or lower	—	—	—	—

			$37,642,828	$36,620,320	$1,022,508	100.0%

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

As of March 31, 2011, the investment portfolio included 70 fixed maturity securities and 40 equity securities in an unrealized loss position for less than 12 months and 5 equity securities in an unrealized loss position for more than 12 months. Of the fixed maturity securities, 11 were trading between 91% and 95% and the remaining 59 were trading above 95% of amortized cost. One fixed maturity security in an unrealized loss position is rated below investment grade. This security is trading above 95% of amortized cost. All remaining fixed maturity securities in an unrealized loss position and assigned a rating by a commercial credit rating agency are rated investment grade securities.

As of March 31, 2011, the investment portfolio included 45 equity securities in an unrealized loss position. Of these forty-five equity securities, 3 were trading below 75% of amortize cost, 1 was trading between 75% and 85% of amortized cost, 11 were trading between 86% and 95% of amortized cost and the remaining 30 were trading above 95% of amortized cost.

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Net realized gains (losses) on investments for the three months ended March 31, are summarized as follows:

	2011	2010
Gross realized investment gains:
Fixed maturities	$18,866	$287,481
Equity securities	407,095	72,760

	425,961	360,241

Gross realized investment losses:
Fixed maturities	(5,733)	—
Equity securities	(56,923)	(440)

	(62,656)	(440)

Net realized gains on investments	$363,305	$359,801

4.	Fair Value Measurements

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The following tables present our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 classified by the valuation hierarchy (as discussed above):

	March 31, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,347,292	$4,417,319	$2,929,973	$—
States and political subdivisions	20,595,541	—	20,595,541	—
Corporate securities	17,101,979	—	17,101,979	—
Mortgage-backed securities	13,204,369	—	13,204,369	—

	58,249,181	4,417,319	53,831,862	—

Equity Securities	19,874,427	19,874,427	—	—

Total	$78,123,608	$24,291,746	$53,831,862	$—

	December 31, 2010
		Fair Value Measurements Using
	Total	Le vel 1	Level 2	Level 3
Available-for-Sale Investments:
Fixed Maturity Securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,397,044	$4,441,453	$2,955,591	$—
States and political subdivisions	19,754,595	—	19,754,595	—
Corporate securities	15,626,333	—	15,626,333	—
Mortgage-backed securities	14,908,830	—	14,908,830	—

	57,686,802	4,441,453	53,245,349	—

Equity Securities	18,121,044	18,121,044	—	—

Total	$75,807,846	$22,562,497	$53,245,349	$—

5.	Comprehensive Income

The Company’s comprehensive income for the three months ended March 31, are as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	2011	2010
Net income	$1,268,116	$1,029,605
Other comprehensive income, net of tax:
Unrealized gains on investments	834,875	647,581
Reclassification adjustment for realized gains on investments included in net income	(239,781)	(237,469)
Amortization of prior service credit	(14,138)	(14,136)
Amortization of net actuarial loss	3,102	409

Other comprehensive income (loss), net of tax	584,058	396,385

Comprehensive income	$1,852,174	$1,425,990

6.	Earnings Per Share

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

	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$1,268,116	$1,029,605

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	1,781,262	1,758,284
Effect of dilutive stock options	41,453	40,203

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	1,822,715	1,798,487

Basic earnings per share	$0.71	$0.59
Diluted earnings per share	$0.70	$0.57

7.	Segment Information

The Company defines its operations as property and casualty insurance operations. Up until December 31, 2010, the Company classified its insurance products into four major lines: personal, commercial, farm and marine. The categorization of our products into the four major insurance lines was consistent with the way results were regularly evaluated by management in deciding how to allocate resources and in assessing performance. Effective January 1, 2011, the Company reorganized its internal underwriting operations which consolidated the marine products into personal lines. As such, beginning January 1, 2011, the Company now classifies its insurance products into three major lines: personal, commercial and farm. The separate financial information of these three major insurance lines is consistent with the way results are evaluated by management in deciding how to allocate resources and in assessing performance. As a result of this change, all prior period data has been restated to reflect the consolidation of the marine line into personal lines.

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

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Segment data for the three months ended March 31 are as follows:

	2011	2010
Net premiums earned:
Personal lines	$12,428,116	$10,854,317
Commercial lines	2,235,179	1,940,394
Farm	1,248,936	1,189,077

Total net premiums earned	15,912,231	13,983,788

Loss and loss adjustment expenses:
Personal lines	7,954,264	7,164,411
Commercial lines	985,440	1,040,337
Farm	659,967	323,132

Total loss and loss adjustment expenses	9,599,671	8,527,880

Policy acquisition and other underwriting expenses:
Personal lines	3,690,422	3,414,131
Commercial lines	1,143,187	1,060,693
Farm	458,531	448,322

Total policy acquisition and other underwriting expenses	5,292,140	4,923,146

Underwriting gain:
Personal lines	783,430	275,775
Commercial lines	106,552	(160,636)
Farm	130,438	417,623

Total underwriting gain	1,020,420	532,762
Net investment income	279,476	440,211
Net realized gains on investments	363,305	359,801
Other income, net	191,990	157,417

Income before federal income taxes	$1,855,191	$1,490,191

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following:

	March 31, 2011	December 31, 2010
Commissions payable	$2,501,551	$2,886,243
Advance premiums	1,340,370	840,901
Accrued salaries & employee benefits	585,008	995,806
Postretirement health care benefit obligation	2,180,307	2,152,865
Payable from investment purchases	840,665	129,582
State mandated pool assessments	1,641,258	1,187,992
Other	730,947	684,236

	$9,820,106	$8,877,625

9.	Other Postretirement Plan

The Company provides certain postretirement health care benefits for retired employees. The components of the net periodic benefit cost for the three months ended March 31 are as follows:

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	2011	2010
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	27,355	25,352
Amortization of unrecognized prior service credit	(21,421)	(21,420)
Amortization of unrecognized net actuarial loss	4,700	620

Net periodic benefit cost	$10,634	$4,552

As this plan is not pre-funded, no contributions other than those necessary to cover benefit payments are anticipated. For the three months ended March 31, 2011, the Company has made contributions to the plan of approximately $12,000. During 2011, the Company expects to contribute a total of $81,000 to the plan to cover anticipated benefit payments.

10.	Reinsurance

The effect of reinsurance on premiums written and earned and losses and LAE incurred for the three months ended March 31, was as follows:

	2011		2010
	Written	Earned	Written	Earned
Direct	$18,818,589	$19,207,730	$16,086,582	$16,900,954
Assumed	21,420	27,595	13,440	16,531
Ceded	(3,545,414)	(3,323,094)	(3,100,663)	(2,933,697)

Net premiums	$15,294,595	$15,912,231	$12,999,359	$13,983,788

			2011	2010
Loss and LAE incurred			$11,342,831	$11,464,997
Reinsurance recoveries			(1,743,160)	(2,937,117)

Net loss and LAE incurred			$9,599,671	$8,527,880

11.	Federal Income Taxes

For the three months ended March 31, the provision for income taxes consists of the following:

	2011	2010
Current expense	$577,186	$473,054
Deferred expense (benefit)	9,889	(12,468)

Total	$587,075	$460,586

For the three months ended March 31, actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34 percent to income before federal income taxes due to the following:

	2011		2010
Income before federal income taxes	$1,855,191		$1,490,191

Tax at statutory rate	630,765	34.0%	506,665	34.0%
Tax effect of:
Nontaxable investment income	(55,921)	(3.0%)	(56,727)	(3.8%)
Nondeductible expenses	12,231	0.7%	10,648	0.7%

	$587,075	31.7%	$460,586	30.9%

Fremont Michigan InsuraCorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Deferred federal income tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382 (“Section 382”), future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, it has been determined that as of March 31, 2011 it is more likely than not that sufficient taxable income will exist in the periods of reversal in order to realize the net deferred tax asset. Based on the annual Section 382 limitation of the utilization of net operating loss carryforwards management has determined that approximately $2,605,000 of net operating loss carryforwards will not be realized and therefore a valuation allowance of approximately $886,000 will be maintained for the deferred tax asset associated with these amounts.

The tax effects of temporary differences that give rise to deferred federal income tax assets and liabilities are as follows:

	March 31, 2011	December 31, 2010
Deferred federal income tax assets arising from:
Loss and loss adjustment expense reserves	$533,335	$539,107
Unearned premium reserves	2,101,280	2,109,316
Postretirement benefits accrued	741,304	731,974
Net operating loss carryforward	1,931,948	1,965,950
Alternative minimum tax credit carryforward	357,697	357,697
Other deferred tax assets	335,027	306,672

Total deferred federal income tax assets	6,000,591	6,010,716

Deferred federal income tax liabilities arising from:
Deferred policy acquisition costs	(1,510,756)	(1,524,469)
Unrealized gains on investments	(550,441)	(243,876)
Property and equipment	(447,945)	(440,186)
Other deferred tax liabilities	(2,948)	(2,916)

Total deferred federal income tax liabilities	(2,512,090)	(2,211,447)

Net deferred federal income tax asset	3,488,501	3,799,269
Valuation allowance	(885,571)	(885,571)

Deferred federal income taxes	$2,602,930	$2,913,698

12.	Subsequent Event

On April 18, 2011 the Company announced that it entered into a definitive agreement to be acquired by Auto Club Insurance Association for $36.15 per share. Under the terms of the agreement, Company shareholders will receive $36.15 per share in cash. Completion of the transaction, which is expected to occur in the third quarter of 2011, is subject to the approval of Company shareholders, customary closing conditions and regulatory approvals. A copy of the press release announcing the transaction was filed as an exhibit to the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on April 18, 2011. A copy of the Agreement and Plan of Merger was filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 21, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010, particularly “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

The forward-looking statements are subject to numerous assumptions, risks and uncertainties. We have identified several important factors that could cause actual results to differ materially from any results discussed, contemplated, projected, forecasted, estimated or budgeted in the forward-looking information. These factors, which are listed below, are difficult to predict and many are beyond our control:

•	the failure of the Company to close its pending Agreement and Plan of Merger with Auto Club Insurance Association;

•	future economic conditions and the legal and regulatory environment in Michigan;

•	the effects of weather-related and other catastrophic events;

•	financial market conditions, including, but not limited to, changes in fiscal, monetary and tax policies, interest rates and values of investments;

•	the impact of acts of terrorism and acts of war on investment and reinsurance markets;

•	inflation;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results;

•	technological change;

•	the ability to carry out our business plans;

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and changes that affect the cost of, or demand for, our products;

•	the effect of Federal legislative or regulatory matters; and

•	the effect of Federal or state judicial rulings.

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

Overview of Fremont Michigan InsuraCorp

Fremont Michigan InsuraCorp, Inc. is a holding company owning all of the outstanding shares of Fremont Insurance Company. Fremont Insurance Company is a Michigan licensed property and casualty insurer operating exclusively in the State of Michigan and writing principally personal lines, commercial lines and farm insurance policies through independent agents. We were founded in 1876 and have served Michigan policyholders for over 134 years. We market policies through approximately 175 independent insurance agencies. Fremont Insurance Company has a financial strength rating of “A-” (Excellent) by A.M. Best. The Holding Company is subject to regulation by the Michigan Office of Financial and Insurance Regulation (“OFIR”) as its primary regulator because it is the holding company for Fremont Insurance Company. As of March 31, 2011, we had approximately 75,900 policies in force and assets of $122.7 million.

General

We use accounting principles that are in compliance with those generally accepted in the United States of America (GAAP). Management’s discussion and analysis covers the Company’s financial condition and results of operations for the three months ended March 31, 2011 and 2010. The Company’s fiscal year ends on December 31.

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

We believe the critical accounting policies and estimates discussed below reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. These may be further commented upon in applicable sections on Results of Operations and Liquidity and Capital Resources that follow. These policies are more fully described below as well as in our 2010 Annual Report on Form 10-K. There have been no material changes to these policies during the most recent quarter.

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

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. Accordingly, the ultimate liability for unpaid losses and loss adjustment expenses will likely differ from the amount recorded at March 31, 2011.

We have three business segments: personal, commercial and farm. The following table shows the breakdown of our loss and LAE reserves between reported losses and IBNR losses by segment as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Reported losses
Personal	$15,201	$14,376
Commercial	2,519	3,182
Farm	1,327	1,772

	19,047	19,330

IBNR losses
Personal	6,355	6,290
Commercial	3,835	3,435
Farm	315	289

	10,505	10,014

Total
Personal	21,556	20,666
Commercial	6,354	6,617
Farm	1,642	2,061

	$29,552	$29,344

The reserves are reported gross of any amounts recoverable from reinsurers and are reduced for anticipated salvage and subrogation. Anticipated salvage and subrogation as of March 31, 2011 and December 31, 2010, was approximately $33,000 and $79,000, respectively.

Investments. At March 31, 2011 and December 31, 2010, all of the Company’s investments are classified as available-for-sale and are investments that would be available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among others. Available-for-sale investments are recorded at fair value, with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported as a component of accumulated other comprehensive income or loss until realized.

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

At March 31, 2011 and December 31, 2010, the Company’s recoverable from reinsurers was comprised of the following:

	March 31, 2011	December 31, 2010
Paid losses and LAE	$1,503,387	$1,081,212
Unpaid losses and LAE	10,485,258	10,116,562

Amounts due from reinsurers	$11,988,645	$11,197,774

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

Results of Operations – Three Months Ended March 31, 2011 and 2010

Consolidated Results of Operations. The following table shows the underwriting gain or loss as well as other revenue and expense items included in our unaudited consolidated statements of income for the three months ended March 31, 2011 and 2010. The Company’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The Company’s underwriting performance is the most important factor in evaluating the overall results of operations given the fluctuations which can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and the fluctuations in other revenue and expense items are discussed in greater detail below.

			Change
	2011	2010	Dollar	Percentage
Underwriting gain (loss)
Personal	783,430	275,775	$507,655	184.1%
Commercial	106,552	(160,636)	267,188	166.3%
Farm	130,438	417,623	(287,185)	(68.8%)

Total underwriting gain	1,020,420	532,762	487,658	91.5%
Other revenue items
Net investment income	279,476	440,211	(160,735)	(36.5%)
Net realized gains on investments	363,305	359,801	3,504	1.0%
Other income	191,990	157,417	34,573	22.0%

Total other revenue items	834,771	957,429	(122,658)	(12.8%)

Income before federal income taxes	1,855,191	1,490,191	365,000	24.5%
Federal income tax expense	(587,075)	(460,586)	(126,489)	27.5%

Net income	$1,268,116	$1,029,605	$238,511	23.2%

Underwriting Results. The following table shows the components of the Company’s underwriting gain or loss for the three months ended March 31, 2011 and 2010.

	2011	2010	Change	% Change
Direct premiums written	$18,818,589	$16,086,582	$2,732,007	17.0%

Net premiums written	$15,294,595	$12,999,359	$2,295,236	17.7%

Net premiums earned	$15,912,231	$13,983,788	$1,928,443	13.8%
Loss and LAE	9,599,671	8,527,880	1,071,791	12.6%
Policy acquisition and other underwriting expenses	5,292,140	4,923,146	368,994	7.5%

Underwriting gain (loss)	$1,020,420	$532,762	$487,658	91.5%

Loss and LAE ratio	60.3%	61.0%	(0.7%)
Policy acquisition and other underwriting expense ratio	33.3%	35.2%	(1.9%)
Combined ratio	93.6%	96.2%	(2.6%)

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

Direct premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2011	2010	$ Change	% Change
Direct Premiums Written:
Personal	$13,698,581	$12,052,175	$1,646,406	13.7%
Commercial	3,695,404	2,720,218	975,186	35.8%
Farm	1,424,604	1,314,189	110,415	8.4%

	$18,818,589	$16,086,582	$2,732,007	17.0%

The market continues to be very competitive for target market personal lines and commercial lines business. While personal lines have seen some rate hardening, commercial lines continues to be soft. Despite these market conditions, we continue to be able to grow target market business. Direct premium written for the personal segment increased 13.7%, with personal auto up 19.9% and homeowners up 6.8%. Personal auto renewal business is up 23.3% and is the main driver of growth as new business growth is relatively flat at 0.4%. Renewal business growth is a result of rate increases taken over the last 12 months coupled with our retention ratio which is in the low nineties. Growth in our homeowner’s line is a result of renewal premium which is up 11.3% offset by a decline in new business which is down 14.8%.

Direct premium written for the commercial segment increased 35.8% driven by both new and renewal premium growth. New commercial business is up 64.3% while renewal business is up 20.0%. In August 2010, we launched a new commercial package web-based rating platform that has significantly increased the ease of quoting and issuing commercial business. The new rating platform along with a strong emphasis from marketing on commercial growth is driving additional commercial business. Farm direct written premium was up 8.4%, driven by new and renewal premiums which were up 9.7% and 6.7% respectively.

Net premiums written by major business segment for the three months ended March 31 are presented in the table below:

	2011	2010	$ Change	% Change
Net Premiums Written:
Personal	$11,307,507	$9,950,819	$1,356,688	13.6%
Commercial	2,781,324	1,967,434	813,890	41.4%
Farm	1,205,764	1,081,106	124,658	11.5%

	$15,294,595	$12,999,359	$2,295,236	17.7%

The increase in net premiums written is due to growth in direct premiums written of $2,732,000 offset by an increase of $437,000 in ceded premiums written under the Company’s reinsurance agreements.

Net premiums earned by major business segment for the three months ended March 31 are presented in the table below:

	2011	2010	$ Change	% Change
Net Premiums Earned:
Personal	$12,428,116	$10,854,317	$1,573,799	14.5%
Commercial	2,235,179	1,940,394	294,785	15.2%
Farm	1,248,936	1,189,077	59,859	5.0%

	$15,912,231	$13,983,788	$1,928,443	13.8%

The increase in net premiums earned is due to the overall increase in direct premiums earned of $2,306,000 offset by an increase of $378,000 in ceded premiums earned under the Company’s reinsurance agreements.

Loss and Loss Adjustment Expenses (LAE). The Company’s net loss and LAE, incurred claim count, average loss and LAE per claim and the loss and LAE ratios for the three months ended March 31 are shown in the tables below:

	2011	2010	$ Change	% Change
Loss and LAE:
Personal	$7,954,264	$7,164,411	$789,853	11.0%
Commercial	985,440	1,040,337	(54,897)	(5.3%)
Farm	659,967	323,132	336,835	104.2%

	$9,599,671	$8,527,880	$1,071,791	12.6%

Incurred Claim Count:
Personal	2,544	2,125	419	19.7%
Commercial	298	225	73	32.4%
Farm	105	75	30	40.0%

	2,947	2,425	522	21.5%

Average Loss and LAE per Claim:
Personal	$3,127	$3,371	$(244)	(7.2%)
Commercial	3,307	4,624	(1,317)	(28.5%)
Farm	6,285	4,308	1,977	45.9%

	$3,257	$3,517	$(260)	(7.4%)

Loss and LAE Ratio:
Personal	64.0%	66.0%
Commercial	44.1%	53.6%
Farm	52.8%	27.2%

	60.3%	61.0%

The loss ratio for the personal segment decreased 2 percentage points to 64% during the first quarter of 2011 compared to 2010. The loss ratio for personal auto decreased from 69.1% in the 2010 quarter to 64.2% in the first quarter of 2011. The decrease in the loss ratio for personal auto was primarily a result of a decline in severity from casualty related losses partially offset by an increase in auto physical damage claim frequency and severity. The loss ratio for homeowners increased to 74.8% in the first quarter of 2011, up from 69.6% in the first quarter of 2010. The increase in the homeowner’s loss ratio was a result of increased weather related claims from wind, freezing and water damage.

The commercial segment’s loss ratio decreased 9.5 percentage points to 44.1% for the first quarter of 2011. The lower loss ratio was impacted by a decrease in both fire and weather related losses. The farm segment’s loss ratio increased to 52.8% from 27.2% as a result of increased fire and weather related losses during the 2011 quarter.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended March 31 were as follows:

	2011	2010	Change	% Change
Amortization of deferred policy acquisition costs	$2,484,265	$2,235,837	$248,428	11.1%
Other underwriting expenses	2,807,875	2,687,309	120,566	4.5%

Total policy acquisition and other underwriting expenses	$5,292,140	$4,923,146	$368,994	7.5%

Net premiums earned	$15,912,231	$13,983,788	$1,928,443	13.8%

Expense ratio	33.3%	35.2%	(1.9%)

Amortization of deferred policy acquisition costs (“DAC”) increased during the first quarter of 2011 as compared to the same period in 2010 as a result of increased earned premium volume. As a percentage of net premiums earned, DAC amortization decreased slightly from 16.0% to 15.6% as a result of continued growth in our personal auto book of business which is a lower commission product. Other underwriting expenses as a percentage of net premiums earned decreased from 19.2% for the first quarter 2010 to 17.6% for the 2011 first quarter. The decrease is a result of continued growth in net premiums earned and a modest increase in other underwriting expenses.

Investment Income. The Company’s net investment income excluding realized gains, average invested assets including cash and cash equivalents and the rate of return for the three months ended March 31 are as follows:

	2011	2010	Change	% Change
Fixed maturities	$305,612	$472,130	$(166,518)	(35.3%)
Equity securities	86,035	34,826	51,209	147.0%
Cash and cash equivalents	6,571	11,460	(4,889)	(42.7%)

Gross investment income	398,218	518,416	(120,198)	(23.2%)
Less: Investment expenses	(118,742)	(78,205)	40,537	51.8%

Net investment income	$279,476	$440,211	$(160,735)	(36.5%)

Average invested assets (amortized cost basis)	$82,520,561	$75,263,075	$7,257,486	9.6%

Rate of return on average invested assets	1.4%	2.3%	(0.9%)

Gross investment income from the fixed portfolio was lower in the first quarter of 2011 than in same period in 2010 as a result of realized gains from the sale of securities in 2010. While bond yields remained low through much of 2010, a significant number of appreciated securities were sold and gains were realized from these transactions. During 2011 investment income is expected to be lower than 2010, because the book yield of the portfolio declined as a result of the sales. As interest rates moved higher over the first quarter of 2011, the portfolio tax-equivalent book yield increased from 3.01% to 3.05%.

Portfolio duration was 4.68 at March 31, 2011, below the 5.12 duration of the Barclays Aggregate Index. The shorter portfolio duration compared to the Aggregate Index should result in lower price volatility from interest rate movements. The bulk of the portfolio consists of bonds maturing in less than 10 years. Average credit quality of the portfolio remains at AA. Tax-exempt municipal bonds and taxable corporate bonds make up 30% and 26% of the portfolio, respectively.

The increase in gross income from the equity portfolio is due to the Company increasing its holdings of dividend paying common stocks. The decline in income from cash and cash equivalents is a result a lower average cash balance during the first quarter of 2010 compared to the same period in the prior year.

The table below summarizes the net realized gains generated during the three month period ended March 31:

	2011	2010	Change	% Change
Net realized gains - fixed maturities	$13,133	$287,481	$(274,348)	(95.4%)
Net realized gains - equity securities	350,172	72,320	277,852	384.2%

Total net realized gains	$363,305	$359,801	$3,504	1.0%

During the quarter ended March 31, 2011, the Company had sales and maturities of fixed maturity securities of approximately $3.3 million which generated realized gains of $13,133. In addition, the Company had equity sales of approximately $4.0 million which generated realized gains of $350,172. During the quarter ended March 31, 2010, the Company had sales and maturities of fixed maturity securities of approximately $16.9 million which generated realized gains of $287,481. In addition, the Company had equity sales of approximately $1.6 million which generated realized gains of $72,320.

Income Tax Expense. During the quarters ended March 31, 2011 and 2010, the Company recorded income tax expense of approximately $587,000 and $461,000, respectively. The increase is due to higher pre-tax income in the 2011 quarter compared to the prior year quarter. The effective tax rate for the quarter ended March 31, 2011 was 31.6% compared to 30.9% in the prior year quarter. The increase in the effective tax rate is due to increased income from underwriting during the first quarter 2011 as compared to the prior year quarter.

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

Cash flow provided by operations was $957,000 and 1,156,000 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $199,000. During the three months ended March 31, 2011 as compared to the same period in 2010, net premiums collected increased $2,345,000, net loss and LAE payments increased $3,378,000, policy acquisition and other underwriting expenses paid decreased $195,000 and federal income taxes paid decreased $650,000. Other cash provided by operations decreased $11,000 during the three months ended March 31, 2011 compared to the same period in 2010.

During the three months ended March 31, 2011 and 2010, cash flow used in investing activities was $763,000 and $1,227,000, respectively. Net cash invested into the investment portfolio was $1,345,000 during the quarter ended March 31, 2011 while capital expenditures were approximately $146,000. We continue to invest in our technology platform including our web-based rating software, Fremont Complete, as well as our back-end policy administration software.

Cash provided by financing activities was $61,000 and $124,000 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, financing activities consisted of the issuance of common stock which generated $132,000 in proceeds and a cash dividend of $71,000 paid to stockholders.

The Company paid a quarterly cash dividend of $.04 per common share on March 31, 2011 which totaled approximately $71,000. The Board’s current intention is evaluate each quarter whether a cash dividend will be declared. The payment of future dividends will depend upon the availability of cash resources at the Holding Company, the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

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

Change in Rate	Portfolio Value	Change in Value
	(In thousands)
2%	$53,072	$(5,177)
1%	55,575	(2,674)
0	58,249	—
-1%	61,095	2,846
-2%	64,112	5,863

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 except as noted below.

The Failure to Complete the Pending Merger of the Company Could have a Materially Adverse Impact.

On April 15, 2011, we entered into a definitive agreement to be acquired by Auto Club Insurance Association (the “Merger”). The consummation of the Merger is subject to the terms and conditions of the Agreement and Plan of Merger, including, but not limited to, the approval of the Company’s shareholders and certain required regulatory approvals. There can be no assurance that the Company’s shareholders will approve the Merger or that the other conditions to the completion of the Merger will be satisfied. If the Merger is not completed for any reason, the price of the Company’s common stock will likely decline to the extent that the market price of the common stock reflects market assumptions that the Merger will be completed. Additionally, the Company is subject to additional risks in connection with the Merger, including: (1) the occurrence of an event, change or circumstance that could give rise to the payment of a termination fee to Auto Club Insurance Association pursuant to the terms of the Agreement and Plan of Merger, (2) the outcome of any legal proceedings that may be instituted against the Company and others relating to the transactions contemplated by the Agreement and Plan of Merger, (3) the failure of the Merger to close for any reason, (4) the restrictions imposed on the Company’s business and operations pursuant to the affirmative and negative covenants set forth in the Agreement and Plan of Merger and the potential impact of such covenants on the Company’s business, (5) the risk that the proposed transaction will divert management’s attention resulting in a potential disruption of the Company’s current business plan, (6) potential difficulties in employee retention arising from the Merger, (7) the effect of the announcement of the Merger on the Company’s business relationships, operating results and business generally and (8) the amount of fees, expenses and charges incurred by the Company in connection with the Merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Holding Company’s principal source of cash available for payment of dividends is dividends from the Insurance Company. The payment of dividends by the Insurance Company is subject to limitations imposed by the Michigan Insurance Code. The Insurance Company may not pay an extraordinary dividend unless it notifies the Insurance Commissioner and he does not disapprove the payment. An extraordinary dividend includes any dividend which, when taken together with other dividends paid within the preceding 12 months, exceeds the greater of 10% of the Insurance Company’s statutory policyholders’ surplus as of December 31 of the immediately preceding year or its statutory net income, excluding realized capital gains, for the 12-month period ending December 31 of the immediately preceding year. During the year ended December 31, 2011, the Insurance Company can pay a non-extraordinary dividend of up to $3,219,000 without prior approval from the Insurance Commissioner. In order to pay any dividends, the Insurance Company must be in a position to satisfy the requirement that the Company continues to be safe, reliable and entitled to public confidence. Also, in the absence of approval of the Insurance Commissioner, dividends may only be paid from statutory earned surplus. Also, dividends may not exceed the amount of the Insurance Company’s statutory capital stock account in any one year unless it meets certain other requirements.

On November 25, 2008, the Company’s Board of Directors adopted the Agent Stock Purchase Plan (“Plan”). The Plan provides for the sale of up to 100,000 shares of the Company’s Class A Common Stock over the five year estimated term of the Plan. The Plan was established by the Company to provide incentive to independent insurance agencies that sell products and services of its subsidiary, Fremont Insurance Company, by enabling them to participate in the Company’s long-term growth and success and to help align their success with the interests of the Company’s stockholders.

The Common Stock offered by the Company under this Plan has not been registered with, or approved, by the United States Securities and Exchange Commission (“SEC”). The offering of the Common Stock under the Plan is based on an exemption from such registration as set forth in §4(2) of the Securities Act of 1933, as amended (“Act”), and Rule 506 of Regulation D issued under the Act. The offering was made only to eligible agencies of the Insurance Company and eligible persons designated by those agencies who are “accredited investors” as defined under Regulation D issued under the Act and to not more than 35 eligible persons in any 12 month period who may not be accredited investors, but are “sophisticated” investors. Resales of the unregistered Class A Common Stock will require registration or the availability of an exemption to registration such as SEC Rule 144.

The Common Stock has been offered directly to participants through our officers, and we will not use a broker or a dealer. We have not paid commissions, discounts or any other payments to any person for services in connection with the offer or sale of shares under the Plan. Participants have not incurred brokerage commissions or service charges. The Company intends to use the proceeds of this offering for general corporate purposes which include making investments in and advances to the Insurance Company, which in turn will use the proceeds for general corporate purposes.

In conjunction with the Company’s announcement on April 18, 2011 that it had agreed to be acquired by Auto Club Insurance Association, the Company terminated the Agent Stock Purchase Plan effective April 15, 2011.

The following table sets forth the sales of unregistered securities under the Plan during the quarter ended March 31, 2011:

Recent Sales of Unregistered Securities

Date of Sale	Number of Shares Sold	Offering Price	Total Consideration Received
March 7, 2011	3,382	$24.02	$81,236

The following table sets forth the repurchases of common stock for the quarter ended March 31, 2011:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Month ended January 31, 2011				35,886
Month ended February 28, 2011	—	$—	—	35,886
Month ended March 31, 2011	—	$—	—	35,886
Total	—		—
(1)	On May 8, 2008, the Company announced a share repurchase plan for up to 100,000 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits. The following documents are included as exhibits to this report on Form 10-Q. Documents not accompanying this report are incorporated by reference as indicated.

NUMBER	TITLE

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREMONT MICHIGAN INSURACORP, INC.

Date: May 16, 2011	By:	/s/ Richard E. Dunning
Richard E. Dunning
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Kevin G. Kaastra
Kevin G. Kaastra
Vice President of Finance (principal financial and accounting officer)